Form 10-Q
period 1995-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1995-08-10
CIK 110104

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended June 30, 1995

                                     or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from            to

Commission file number 1-7296



                        NORTHERN ILLINOIS GAS COMPANY
             (Exact name of registrant as specified in its charter)

                Illinois                                  36-2863847
        (State of incorporation)                       (I.R.S. Employer
                                                      Identification No.)

            1844 Ferry Road
          Naperville, Illinois                            60563-9600
         (Address of principal                            (Zip Code)
          executive offices)


                               (708)983-8888
                       (Registrant's telephone number)


Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at July 31, 1995, were 15,232,414, all of which are owned by NICOR Inc.




Northern Illinois Gas                                                Page i

Table of Contents

                                                                     Page
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)                            1

           Consolidated Statement of Income -
             Three, Six and Twelve Months Ended
             June 30, 1995 and 1994                                    2

           Consolidated Statement of Cash Flows -
             Six and Twelve Months Ended
             June 30, 1995 and 1994                                    3

           Consolidated Balance Sheet -
             June 30, 1995 and 1994, and
             December 31, 1994                                         4

           Notes to Consolidated Financial Statements                  5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                7

Part II.   Other Information

Item 1.    Legal Proceedings                                          10

Item 6.    Exhibits and Reports on Form 8-K                           10

           Signature                                                  11

           Exhibit Index                                              12



Selected terms:

Mcf, Bcf - Thousand cubic feet, billion cubic feet.

Degree days - Number of degrees by which the daily
              mean temperature falls below 65 degrees
              Fahrenheit.

FERC - Federal Energy Regulatory Commission.

Ill.C.C. - Illinois Commerce Commission.





Northern Illinois Gas                                                Page 1


PART I - Financial Information

Item 1.  Financial Statements

         The following condensed unaudited financial statements of Northern Illinois Gas have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission
         (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K.

         The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Because of seasonal and other factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.




Northern Illinois Gas                                                                               Page 2

Consolidated Statement of Income (Unaudited)
(Millions)
                                        Three months ended       Six months ended        Twelve months ended
                                             June 30                 June 30                   June 30
                                         1995       1994         1995        1994          1995       1994

Operating revenues                     $  208.9   $  231.3     $  778.3    $  974.4      $1,258.8   $1,623.9

Operating expenses
  Cost of gas                             106.0      129.8        481.1       657.4         748.6    1,079.4
  Operating and maintenance                37.3       37.1         75.0        75.8         148.1      147.3
  Depreciation                             16.0       14.8         57.5        52.0          95.5       88.7
  Taxes, other than income taxes           19.0       21.0         65.5        78.9          98.6      120.3
  Income taxes                              7.9        7.2         29.4        33.5          45.7       54.3

                                          186.2      209.9        708.5       897.6       1,136.5    1,490.0

Operating income                           22.7       21.4         69.8        76.8         122.3      133.9

Other income (expense)
  Interest income                           2.0         .7          2.1          .8           2.6         .8
  Other, net                                 .3        (.1)          .6          .2           2.2        1.1
  Income taxes on other income              (.9)       (.2)        (1.1)        (.4)         (1.8)       (.7)

                                            1.4         .4          1.6          .6           3.0        1.2
Interest expense
  Interest on debt, net of amounts
    capitalized                             8.9        8.5         19.4        18.0          39.1       37.4
  Other                                      .1         .4           .3          .7            .1        1.3

                                            9.0        8.9         19.7        18.7          39.2       38.7

Net income                                 15.1       12.9         51.7        58.7          86.1       96.4

Dividends on preferred stock                 .2         .2           .2          .3            .5         .5

Earnings applicable to common stock    $   14.9   $   12.7     $   51.5    $   58.4      $   85.6   $   95.9


<F1>
Note:  Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc.  Earnings per share information is therefore omitted.
<F2>
The accompanying notes are an integral part of this statement.



Northern Illinois Gas                                                                                Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                 Six months ended       Twelve months ended
                                                                     June 30                  June 30
                                                                 1995        1994         1995         1994
Operating activities
  Net income                                                   $  51.7     $  58.7      $  86.1      $  96.4
  Adjustments to reconcile net income to net
    cash flow provided from operating activities:
      Depreciation                                                57.5        52.0         95.5         88.7
      Deferred income tax expense                                  2.6         2.5          1.0          3.1
                                                                 111.8       113.2        182.6        188.2
      Change in working capital items and other:
        Accounts receivable, less allowances                     115.8       154.4         20.7         (3.8)
        Gas in storage                                            58.3        75.2        (10.3)         (.9)
        Deferred/accrued gas costs                                54.9        49.8         27.4         57.1
        Accounts payable                                         (26.0)      (25.5)        26.2         30.0
        Accrued taxes                                              4.8        (6.1)        (8.0)        (7.0)
        Temporary LIFO liquidation                                30.7        50.1        (19.4)        (7.2)
        Gas refunds due customers                                 43.3         1.6         42.4          (.5)
        Other                                                     (2.0)        2.8         (4.9)        (1.4)

  Net cash flow provided from operating activities               391.6       415.5        256.7        254.5

Investing activities
  Capital expenditures                                           (60.2)      (54.9)      (165.6)      (133.2)
  Other                                                             .2         (.1)          .8           .6

  Net cash flow used for investing activities                    (60.0)      (55.0)      (164.8)      (132.6)

Financing activities
  Net proceeds from issuing long-term debt                           -           -         99.1         49.0
  Disbursements to retire long-term debt                             -           -        (50.0)       (78.8)
  Repayments of short-term borrowings, net                      (188.2)     (273.0)           -            -
  Dividends paid                                                 (37.0)      (38.7)       (76.6)       (74.0)
  Other                                                            (.5)        (.8)         (.2)         (.4)

  Net cash flow used for financing activities                   (225.7)     (312.5)       (27.7)      (104.2)

Net increase in cash and cash equivalents                        105.9        48.0         64.2         17.7

Cash and cash equivalents, beginning of period                     6.8          .5         48.5         30.8

Cash and cash equivalents, end of period                       $ 112.7     $  48.5      $ 112.7      $  48.5


<F1>
The accompanying notes are an integral part of this statement.



Northern Illinois Gas                                                                              Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                            June 30          December 31          June 30
                          Assets                              1995               1994               1994

Gas distribution plant, at cost                            $ 2,766.5           $ 2,693.4         $ 2,594.7
  Less accumulated depreciation                              1,143.1             1,094.8           1,060.9

                                                             1,623.4             1,598.6           1,533.8
Other property and investments, net of accumulated
  depletion of $34.4, $34.4 and $36.3, respectively              8.1                 7.9               8.0


Current assets
  Cash and cash equivalents - Other                             48.1                 6.8                 -
                            - Affiliates                        64.6                   -              48.5
  Accounts receivable, less allowances of $6.1,
    $4.4 and $7.4, respectively                                 86.4               202.2             107.1
  Gas in storage, at last-in, first-out (LIFO) cost             11.7                91.2              22.6
  Deferred gas costs                                               -                34.6               7.1
  Other                                                         23.9                25.7              23.4

                                                               234.7               360.5             208.7

Other assets                                                    54.5                50.5              42.3

                                                           $ 1,920.7           $ 2,017.5         $ 1,792.8

               Capitalization and Liabilities

Capitalization
  Long-term debt                                           $   446.6           $   446.4         $   446.7
  Preferred stock
    Redeemable                                                   9.1                 9.6               9.6
    Nonredeemable                                                1.4                 1.4               1.4
  Common equity
    Common stock                                                76.2                76.2              76.2
    Paid-in capital                                            107.9               107.8             107.8
    Retained earnings                                          499.5               502.0             487.4

                                                             1,140.7             1,143.4           1,129.1
Current liabilities
  Long-term obligations due within one year                     50.5                50.5                .5
  Short-term borrowings                                            -               188.2                 -
  Accounts payable                                             204.7               230.7             178.5
  Gas refunds due customers                                     45.6                 2.3               3.2
  Accrued interest                                              37.7                37.7              37.6
  Temporary LIFO liquidation                                    30.7                   -              50.1
  Accrued gas costs                                             20.3                   -                 -
  Accrued taxes                                                 16.2                11.4              24.2
  Other                                                         17.2                   -              19.9

                                                               422.9               520.8             314.0
Deferred credits and other liabilities
  Deferred income taxes                                        166.6               163.4             160.6
  Regulatory income tax liability                               88.6                89.9              93.6
  Unamortized investment tax credits                            51.7                53.5              54.9
  Other                                                         50.2                46.5              40.6

                                                               357.1               353.3             349.7

                                                           $ 1,920.7           $ 2,017.5         $ 1,792.8


<F1>
The accompanying notes are an integral part of this statement.





Northern Illinois Gas                                                Page 5

Notes To Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Depreciation. Depreciation is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries.

Gas in Storage. Gas in storage injections and withdrawals are valued using the last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas as a temporary LIFO liquidation.

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended June 30 were (millions):


                                   Six months      Twelve months
                                  1995    1994     1995    1994

    Income taxes paid             $20.9   $33.2    $57.0   $59.9

    Interest paid                  19.2    17.8     38.1    38.5


REGULATORY MATTERS

Rate Proceeding. On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a 5.4 percent, $73 million general rate increase. The company is seeking a rate of return on original-cost rate base of 10.67 percent, which reflects a 12.95 percent cost of common equity. The requested general rate increase is needed to recover costs associated with enhancements to the company's underground storage and delivery system, other capital costs and rising operating costs. The filing also proposes revisions to some services provided to commercial and industrial customers. The Ill.C.C. has up to 11 months to decide the case.

LONG-TERM DEBT

In July 1995, Northern Illinois Gas retired $50 million of 5-1/2% unsecured Notes. The company financed the retirement with general corporate funds.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.





Northern Illinois Gas                                                Page 6

Notes To Consolidated Financial Statements (Unaudited)
(Concluded)

CONTINGENCIES (Concluded)

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. Northern Illinois Gas currently owns 15 properties and formerly owned or leased 13 properties believed to be the location of such sites. The company has presented information regarding preliminary reviews of the 28 sites to the Illinois Environmental Protection Agency. More detailed investigations are currently in progress or planned for 1995 at several of the 28 sites. At three of these sites, the current owner or lessee is seeking to allocate cleanup costs to all former owners, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional costs to be incurred. While such costs, based on industry experience, could be significant, the company believes that any such costs not recovered from prior owners and other sources will be recoverable by Northern Illinois Gas through its rates. This conclusion is based upon, among other things, an Ill.C.C. authorization allowing recovery of such costs by the company and a generic order issued by the Ill.C.C. in September 1992. The generic order states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.- approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argued that no cleanup costs should be recoverable from ratepayers.
Northern Illinois Gas and other utilities argued that they should be entitled to recover capital costs in addition to cleanup costs. On April 20, 1995, the Illinois Supreme Court issued an opinion upholding the utilities' positions and returned the matter to the Ill.C.C.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.






Northern Illinois Gas                                                Page 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Northern Illinois Gas 1994 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the second quarter of 1995 rose $2.2 million to $15.1 million from the corresponding 1994 period primarily due to the positive impact of colder weather. For the six- and twelve-month periods, net income decreased $7 million and $10.3 million to $51.7 million and $86.1 million, respectively, primarily due to the impact of warmer weather and higher depreciation.

Operating revenues decreased $22.4 million, $196.1 million and $365.1 million in the three-, six- and twelve-month periods, respectively, principally due to lower natural gas costs which are passed through to sales customers. The impact of warmer weather also contributed to the decrease in the six- and twelve-month periods.

Margin, defined as operating revenues less cost of gas and revenue taxes, is shown in the following table, for the periods ended June 30. The primary cause for the variation in margin is weather, which was colder for the second quarter but warmer in the six- and twelve-month periods.

                          Three months     Six months      Twelve months
                          1995    1994    1995     1994    1995    1994

   Margin (millions)    $ 87.2   $ 83.8  $241.9  $248.5   $429.8  $442.2

   Margin per Mcf
     delivered            1.00     1.01     .83     .83      .87     .86


Depreciation expense increased in each period primarily as a result of plant additions.

Interest on debt increased due to higher borrowing levels in the quarter, higher interest rates in the twelve-month period and both factors for the year-to-date period. Other interest expense declined in each period as a result of lower interest on income tax adjustments.

Interest income increased for each period due to increased investment levels and higher interest rates.





Northern Illinois Gas                                                Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities decreased $23.9 million to $391.6 million for the six-month period as the timing of recovery of gas costs from customers more than offset the receipt of $40 million in purchased gas refunds. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of Northern Illinois Gas' business. The company generally relies on short-term financing to meet temporary working capital needs.

The company maintains short-term credit agreements with major domestic and foreign banks. At June 30, 1995, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million. The company had no commercial paper outstanding.

In July 1995, Northern Illinois Gas retired $50 million of 5-1/2% unsecured Notes. The company financed the retirement with general corporate funds.

RATE PROCEEDING

On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a
5.4 percent, $73 million general rate increase. The company is seeking a rate of return on original-cost rate base of 10.67 percent, which reflects a
12.95 percent cost of common equity. The requested general rate increase is needed to recover costs associated with enhancements to the company's underground storage and delivery system, other capital costs and rising operating costs. The filing also proposes revisions to some services provided to commercial and industrial customers. The Ill.C.C. has up to 11 months to decide the case.

OTHER MATTERS

In January 1994, the company began recovery of gas manufacturing plant cleanup costs from its customers in accordance with an Ill.C.C.-approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argued that no cleanup costs should be recoverable from ratepayers. Northern Illinois Gas and other utilities argued that they should be entitled to recover capital costs in addition to cleanup costs. On April 20, 1995, the Illinois Supreme Court issued an opinion upholding the utilities' positions and returned the matter to the Ill.C.C. For further information, see Contingencies beginning on page 5.

Although unable to determine the outcome of this matter, management believes that the appropriate accrual has been recorded. Final disposition of this matter is not expected to have a material impact on the company's financial condition or results of operations.





Northern Illinois Gas                                                                                    Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can have a material effect on operating results; selected weather statistics are in the table below.  Operating revenues, deliveries and other data are as follows:
                                         Three months ended         Six months ended         Twelve months ended
                                               June 30                   June 30                   June 30
                                          1995        1994          1995        1994          1995        1994
Operating revenues (millions):
  Sales
    Residential                         $  131.7    $  148.3      $  499.5    $  626.6      $  812.2    $1,053.5
    Commercial                              31.9        36.2         132.6       178.8         213.7       298.9
    Industrial                               4.7         6.4          23.0        37.5          35.7        58.6

                                           168.3       190.9         655.1       842.9       1,061.6     1,411.0
  Transportation
    Commercial                               8.6         7.3          27.8        24.0          45.5        41.6
    Industrial                              13.5        11.0          32.5        27.2          56.5        50.9

                                            22.1        18.3          60.3        51.2         102.0        92.5

  Revenue taxes and other                   18.5        22.1          62.9        80.3          95.2       120.4
                                        $  208.9    $  231.3      $  778.3    $  974.4      $1,258.8    $1,623.9


Deliveries (Bcf):
  Sales
    Residential                             33.1        28.9         133.1       138.8         210.1       228.9
    Commercial                               8.3         7.2          35.3        39.9          55.9        65.8
    Industrial                               1.4         1.4           6.6         8.9          10.1        13.8

                                            42.8        37.5         175.0       187.6         276.1       308.5

  Transportation
    Commercial                               9.2         8.3          34.4        32.1          56.5        54.1
    Industrial                              35.3        36.8          83.2        80.8         159.3       151.3

                                            44.5        45.1         117.6       112.9         215.8       205.4

                                            87.3        82.6         292.6       300.5         491.9       513.9


Gas cost per Mcf sold                   $   2.35    $   3.39      $   2.66    $   3.45      $   2.63    $   3.44


Weather statistics:
  Degree days                                726         629         3,692       4,022         5,535       6,357
  Percent colder (warmer) than normal          6          (8)           (4)          5           (10)          4


Customers at end of period (thousands):
 Sales
   Residential                           1,638.7     1,608.0
   Commercial                              140.6       140.5
   Industrial                               11.5        11.5

                                         1,790.8     1,760.0

 Transportation
   Commercial                               16.1        14.1
   Industrial                                2.4         2.2

                                            18.5        16.3

                                         1,809.3     1,776.3





Northern Illinois Gas                                                Page 10

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to Consolidated Financial Statements beginning on page 5, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 12 filed herewith.

  (b) The company did not file a report on Form 8-K during the second quarter of 1995.






Northern Illinois Gas                                                Page 11

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Northern Illinois Gas Company




Date August 10, 1995                    By         DAVID L. CYRANOSKI
                                                   David L. Cyranoski
                                            Senior Vice President, Secretary
                                                     and Controller






Northern Illinois Gas                                                Page 12

Exhibit Index

Exhibit
 Number                        Description of Document

 12.01   Computation of Consolidated Ratio of Earnings to Fixed Charges.

 27.01   Financial Data Schedule.