Form 10-Q
period 1995-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1995-11-14
CIK 110104

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
        For the quarterly period ended September 30, 1995

                                        or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at October 31, 1995, were 15,232,414, all of which are owned by NICOR Inc.






Northern Illinois Gas                                                Page i

Table of Contents

                                                                       Page
Part I.      Financial Information

Item 1.      Financial Statements (Unaudited)                            1

             Consolidated Statement of Income -
               Three, Nine and Twelve Months Ended
               September 30, 1995 and 1994                               2

             Consolidated Statement of Cash Flows -
               Nine and Twelve Months Ended
               September 30, 1995 and 1994                               3

             Consolidated Balance Sheet -
               September 30, 1995 and 1994, and
               December 31, 1994                                         4

             Notes to Consolidated Financial Statements                  5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                7

Part II.     Other Information

Item 1.      Legal Proceedings                                          10

Item 6.      Exhibits and Reports on Form 8-K                           10

             Signature                                                  11

             Exhibit Index                                              12




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






Northern Illinois Gas                                                                                Page 2

Consolidated Statement of Income (Unaudited)
(Millions)
                                        Three months ended       Nine months ended       Twelve months ended
                                           September 30             September 30             September 30
                                         1995       1994          1995       1994          1995       1994

Operating revenues                     $  117.5   $  129.2      $  895.8   $1,103.7      $1,247.1   $1,602.8

Operating expenses
  Cost of gas                              46.3       57.7         527.4      715.1         737.2    1,059.0
  Operating and maintenance                35.7       35.9         110.7      111.7         148.0      149.9
  Depreciation                             11.3       10.0          68.8       62.0          96.8       89.3
  Taxes, other than income taxes            9.9       10.0          75.3       89.1          98.3      119.4
  Income taxes                              2.0        1.4          31.4       34.8          46.3       52.2

                                          105.2      115.0         813.6    1,012.7       1,126.6    1,469.8

Operating income                           12.3       14.2          82.2       91.0         120.5      133.0

Other income (expense)
  Interest income                            .3         .4           2.5        1.2           2.5        1.2
  Other, net                                (.1)        .1            .5         .4           2.0         .9
  Income taxes on other income              (.1)       (.2)         (1.2)       (.6)         (1.7)       (.8)

                                             .1         .3           1.8        1.0           2.8        1.3
Interest expense
  Interest on debt, net of amounts
    capitalized                             8.3        8.8          27.8       26.8          38.6       37.3
  Other                                      .1         .8            .4        1.6           (.6)       1.6

                                            8.4        9.6          28.2       28.4          38.0       38.9

Net income                                  4.0        4.9          55.8       63.6          85.3       95.4

Dividends on preferred stock                 .1         .1            .4         .4            .6         .6

Earnings applicable to common stock    $    3.9   $    4.8      $   55.4   $   63.2      $   84.7   $   94.8


<F1>
Note: Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc.  Earnings and dividends per share information is therefore omitted.

<F2>
The accompanying notes are an integral part of this statement.




Northern Illinois Gas                                                                                Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                 Nine months ended       Twelve months ended
                                                                    September 30             September 30
                                                                  1995        1994         1995        1994
Operating activities
  Net income                                                    $  55.8     $  63.6      $  85.3     $  95.4
  Adjustments to reconcile net income to net
    cash flow provided from operating activities:
      Depreciation                                                 68.8        62.0         96.8        89.3
      Deferred income tax expense                                   2.6          .9          2.5         3.0
      Change in working capital items and other:
        Accounts receivable, less allowances                      123.5       173.7          9.1         7.4
        Gas in storage                                             11.1       (14.9)        32.6         1.2
        Deferred gas costs                                         17.4        42.2         (2.5)       63.1
        Accounts payable                                            1.8        10.5         18.0         9.2
        Gas refunds due customers                                  40.2         1.6         39.3         (.1)
        Accrued taxes                                             (11.2)      (32.2)         2.1       (19.2)
        Accrued interest                                           (8.0)       (5.8)        (1.8)         .8
        Other                                                      (5.6)        1.2         (7.2)       (2.6)

  Net cash flow provided from operating activities                296.4       302.8        274.2       247.5

Investing activities
  Capital expenditures                                           (104.1)     (107.6)      (156.8)     (150.6)
  Other                                                              .3           -           .8           -

  Net cash flow used for investing activities                    (103.8)     (107.6)      (156.0)     (150.6)

Financing activities
  Net proceeds from issuing long-term debt                            -        99.2            -        99.2
  Disbursements to retire long-term debt                          (50.0)      (50.0)       (50.0)      (53.8)
  Short-term borrowings (repayments), net                         (94.6)     (185.8)         6.4       (66.3)
  Dividends paid                                                  (54.2)      (58.5)       (74.0)      (76.2)
  Other                                                             (.5)        (.5)         (.6)        (.4)

  Net cash flow used for financing activities                    (199.3)     (195.6)      (118.2)      (97.5)

Net decrease in cash and cash equivalents                          (6.7)        (.4)           -         (.6)

Cash and cash equivalents, beginning of period                      6.8          .5           .1          .7

Cash and cash equivalents, end of period                        $    .1     $    .1      $    .1     $    .1


<F1>
The accompanying notes are an integral part of this statement.




Northern Illinois Gas                                                                                Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                           September 30       December 31       September 30
                          Assets                               1995               1994              1994

Gas distribution plant, at cost                              $ 2,805.6         $ 2,693.4          $ 2,642.1
  Less accumulated depreciation                                1,153.1           1,094.8            1,067.0

                                                               1,652.5           1,598.6            1,575.1
Other property and investments, net of accumulated
  depletion of $34.4, $34.4 and $36.3, respectively                8.1               7.9                7.9


Current assets
  Cash and cash equivalents                                         .1               6.8                 .1
  Accounts receivable, less allowances of $4.2,
    $4.4 and $5.0, respectively                                   78.7             202.2               87.8
  Gas in storage, at last-in, first-out cost                      58.9              91.2              112.7
  Deferred gas costs                                              17.2              34.6               14.7
  Other                                                           35.4              25.7               32.3

                                                                 190.3             360.5              247.6

Other assets                                                      57.6              50.5               45.9

                                                             $ 1,908.5         $ 2,017.5          $ 1,876.5

               Capitalization and Liabilities

Capitalization
  Long-term debt                                             $   396.6         $   446.4          $   446.4
  Preferred stock
    Redeemable                                                     9.1               9.6                9.6
    Nonredeemable                                                  1.4               1.4                1.4
  Common equity
    Common stock                                                  76.2              76.2               76.2
    Paid-in capital                                              107.9             107.8              107.8
    Retained earnings                                            486.3             502.0              472.5

                                                               1,077.5           1,143.4            1,113.9
Current liabilities
  Long-term obligations due within one year                       50.5              50.5               50.5
  Short-term borrowings                                           93.6             188.2               87.2
  Accounts payable                                               232.5             230.7              214.5
  Gas refunds due customers                                       42.5               2.3                3.2
  Accrued interest                                                29.7              37.7               31.5
  Accrued taxes                                                    5.1              11.4                4.2
  Other                                                           17.3                 -               19.7

                                                                 471.2             520.8              410.8
Deferred credits and other liabilities
  Deferred income taxes                                          168.8             163.4              162.6
  Regulatory income tax liability                                 87.6              89.9               91.3
  Unamortized investment tax credits                              51.2              53.5               54.3
  Other                                                           52.2              46.5               43.6

                                                                 359.8             353.3              351.8

                                                             $ 1,908.5         $ 2,017.5          $ 1,876.5


<F1>
The accompanying notes are an integral part of this statement.





Northern Illinois Gas                                                Page 5

Notes To Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Depreciation. Depreciation is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries.

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended September 30 were (millions):


                                   Nine months       Twelve months
                                  1995    1994       1995    1994

      Income taxes paid           $37.0   $59.6      $46.7   $69.9

      Interest paid                35.5    33.3       38.9    36.9


REGULATORY MATTERS

Rate Proceeding. On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a 5.4 percent, $73 million general rate increase. The filing requested a rate of return on original-cost rate base of 10.67 percent, reflecting a 12.95 percent cost of common equity. The request for the general rate increase is needed to recover costs associated with enhancements to the company's underground storage and delivery system, other capital costs and rising operating costs. The filing also proposes revisions to some services provided to commercial and industrial customers. The last time the company filed for a general rate increase was 1981.

The Ill.C.C. staff ("Staff") has filed testimony and exhibits which propose a substantially lower increase than that requested by the company. Northern Illinois Gas strongly opposes many of the positions of the Staff. A proposed order is expected from the Ill.C.C. hearing examiner in early 1996 and the Ill.C.C. is expected to issue a final decision by April 1996.


LONG-TERM DEBT

In October 1995, Northern Illinois Gas issued $50 million of 7.26% First Mortgage Bonds due in 2025. The net proceeds from the sale replenished corporate funds which were used for the maturity of $50 million of 5-1/2% unsecured notes in July 1995.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.





Northern Illinois Gas                                                Page 6

Notes To Consolidated Financial Statements (Unaudited)
(Concluded)

CONTINGENCIES (Concluded)

Current environmental laws may require cleanup of certain former gas manufacturing plant sites. Northern Illinois Gas currently owns 15 properties and formerly owned or leased 13 properties believed to be the location of such sites. The company has presented information regarding preliminary reviews of the 28 sites to the Illinois Environmental Protection Agency. More detailed investigations are currently in progress or planned at several of the 28 sites. At three of these sites, the current owner or lessee is seeking to allocate cleanup costs to all former owners, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional costs to be incurred. While such costs, based on industry experience, could be significant, the company believes that any such costs not recovered from prior owners and other sources will be recoverable by Northern Illinois Gas through its rates. This conclusion is based upon, among other things, an Ill.C.C. authorization allowing recovery of such costs by the company and a generic order issued by the Ill.C.C. in September 1992. The generic order states that Illinois utilities may pass through prudently incurred gas manufacturing plant cleanup costs to ratepayers over a five-year period, but denies the utilities' request to recover capital costs on the uncollected balances. In December 1993, the generic order was upheld by the Illinois Appellate Court. In January 1994, the company began recovery of cleanup costs from its customers in accordance with an Ill.C.C.- approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argued that no cleanup costs should be recoverable from ratepayers.
Northern Illinois Gas and other utilities argued that they should be entitled to recover capital costs in addition to cleanup costs. On
April 20, 1995, the Illinois Supreme Court issued an opinion upholding the utilities' positions and returned the matter to the Ill.C.C., which has entered order reflecting the Illinois Supreme Court's decision.

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

RESULTS OF OPERATIONS

Net income for the third quarter of 1995 decreased $.9 million to $4 million from the corresponding 1994 period due primarily to higher depreciation.
For the nine- and twelve-month periods, net income decreased $7.8 million and $10.1 million to $55.8 million and $85.3 million, respectively, primarily due to the impact of warmer weather and higher depreciation.

Operating revenues decreased $11.7 million, $207.9 million and $355.7 million in the three-, nine- and twelve-month periods, respectively, principally due to lower natural gas costs which are passed through to customers. The impact of warmer weather also contributed to the decrease in the nine- and twelve-month periods.

Margin, defined as operating revenues less cost of gas and revenue taxes, is shown in the following table for the periods ended September 30. Margin decreased $6.8 million for the nine-month period and $13.1 million for the twelve-month period due to the impact of warmer weather. Margin per Mcf delivered decreased in the three-month period primarily due to additional lower margin deliveries for electric power generation.

                        Three months      Nine months    Twelve months
                        1995     1994    1995    1994    1995    1994

    Margin (millions)  $ 64.4   $ 64.6  $306.2  $313.0  $429.6  $442.7

    Margin per Mcf
      delivered          1.00     1.11     .86     .87     .86     .86

Depreciation expense increased in the three-month period primarily as a result of plant additions and the allocation of depreciation to interim periods. The increase for the nine- and twelve-month periods is primarily due to plant additions.

Interest income increased in the nine- and twelve-month periods due to increased investment levels and higher interest rates. Other income increased for the twelve-month period due largely to higher gains on property sales.

Interest on debt increased in the nine- and twelve-month periods as a result of higher interest rates. Other interest expense declined in each period due to lower interest on income tax adjustments.

The third quarter 1995 effective income tax rate increased to 34.4% from 24.6% in the 1994 period. The 1994 rate was unusually low due to adjustments related to prior interim periods. Less excess deferred taxes turning around contributed to the increase in the effective income tax rate in all periods.






Northern Illinois Gas                                                Page 8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities for the twelve-month period increased $26.7 million, reflecting the receipt of $40 million in purchased gas refunds. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of Northern Illinois Gas' business. The company generally relies on short-term financing to meet temporary working capital needs.

The company maintains short-term credit agreements with major domestic and foreign banks. At September 30, 1995, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million and the company had $93.6 million in commercial paper outstanding.

In October 1995, Northern Illinois Gas issued $50 million of 7.26% First Mortgage Bonds due in 2025. The net proceeds from the sale replenished corporate funds which were used for the maturity of $50 million of 5-1/2% unsecured notes in July 1995.

RATE PROCEEDING

On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a general rate increase. The Ill.C.C. has up to 11 months to decide the case. For further information, see Regulatory Matters on page 5.

OTHER MATTERS

In January 1994, the company began recovery of gas manufacturing plant cleanup costs from its customers in accordance with an Ill.C.C.-approved cost recovery plan. In April 1994, the Illinois Supreme Court agreed to hear an appeal filed by a consumer group. The consumer group argued that no cleanup costs should be recoverable from ratepayers. Northern Illinois Gas and other utilities argued that they should be entitled to recover capital costs in addition to cleanup costs. On April 20, 1995, the Illinois Supreme Court issued an opinion upholding the utilities' positions and returned the matter to the Ill.C.C., which has entered an order relecting the Illinois Supreme Court's decision. For further information, see Contingencies beginning on page 5.

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



Northern Illinois Gas                                                                                Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can have a material effect on operating results; selected weather statistics are in the table below.  Operating revenues, deliveries and other data are as follows:
                                          Three months ended      Nine months ended      Twelve months ended
                                             September 30            September 30            September 30
                                           1995       1994         1995       1994         1995       1994
Operating revenues (millions):
  Sales
    Residential                          $   72.0   $   80.5     $  571.5   $  707.1     $  803.6   $1,039.7
    Commercial                               15.6       19.0        148.2      197.8        210.4      292.5
    Industrial                                1.6        2.7         24.6       40.2         34.6       56.7

                                             89.2      102.2        744.3      945.1      1,048.6    1,388.9
  Transportation
    Commercial                                6.2        5.9         34.0       30.0         45.8       42.3
    Industrial                               12.8       10.6         45.3       37.8         58.7       51.4

                                             19.0       16.5         79.3       67.8        104.5       93.7

  Revenue taxes and other                     9.3       10.5         72.2       90.8         94.0      120.2

                                         $  117.5   $  129.2     $  895.8   $1,103.7     $1,247.1   $1,602.8


Deliveries (Bcf):
  Sales
    Residential                              15.4       14.9        148.5      153.7        210.6      227.8
    Commercial                                3.6        3.8         38.9       43.7         55.7       64.8
    Industrial                                 .4         .6          6.9        9.5          9.8       13.4

                                             19.4       19.3        194.3      206.9        276.1      306.0
  Transportation
    Commercial                                6.4        6.0         40.8       38.1         56.9       54.8
    Industrial                               38.6       32.6        121.8      113.4        165.4      154.0

                                             45.0       38.6        162.6      151.5        222.3      208.8

                                             64.4       57.9        356.9      358.4        498.4      514.8


Gas cost per Mcf sold                    $   2.12   $   2.80     $   2.61   $   3.39     $   2.58   $   3.40


Weather statistics:
  Degree days                                  93         66        3,785      4,088        5,562      6,286
  Percent colder (warmer) than normal           2        (27)          (4)         4           (9)         3


Customers at end of period (thousands):
 Sales
    Residential                           1,641.1    1,610.3
    Commercial                              139.1      139.0
    Industrial                               11.4       11.4

                                          1,791.6    1,760.7

 Transportation
    Commercial                               16.4       14.4
    Industrial                                2.4        2.2

                                             18.8       16.6

                                          1,810.4    1,777.3



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

  (b) The company did not file a report on Form 8-K during the third quarter of 1995.




Northern Illinois Gas                                                Page 11

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          Northern Illinois Gas Company




Date   November 14, 1995               By          DAVID L. CYRANOSKI
                                                   David L. Cyranoski
                                             Senior Vice President, Secretary
                                                     and Controller






Northern Illinois Gas                                                Page 12

Exhibit Index

Exhibit
 Number                        Description of Document

  1.01 Underwriting Agreement, dated October 13, 1995, between Northern Illinois Gas Company and Morgan Stanley & Co. Incorporated.

  4.01 Supplemental Indenture, dated October 15, 1995, of Northern Illinois Gas Company to Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954.

 12.01   Computation of Consolidated Ratio of Earnings to Fixed Charges.

 27.01   Financial Data Schedule.