Form 10-K405
period 1995-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1996-03-25
CIK 110104

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



(Mark One)

[ X ] For the fiscal year ended December 31, 1995
                          or
[   ] For the transition period from            to

Commission file number 1-7296


                NORTHERN ILLINOIS GAS COMPANY
   (Exact name of registrant as specified in its charter)

              Illinois                        36-2863847
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)        Identification No.)

               1844 Ferry Road
            Naperville, Illinois              60563-9600
  (Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code  (708) 983-8888

Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Securities registered pursuant to Sections 12(b) or 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of common stock, par value $5, outstanding at February 29, 1996, were 15,232,414, all of which are owned by NICOR Inc.



Northern Illinois Gas                                                Page i

Table of Contents

Item No.                                                             Page
        Part I
  1.    Business...................................................    1

  2.    Properties.................................................    6

  3.    Legal Proceedings..........................................    6

  4.    Submission of Matters to a Vote of Security Holders........    *

        Part II
  5.    Market for Registrant's Common Equity and Related
          Stockholder Matters......................................    6

  6.    Selected Financial Data....................................    *

  7.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................    7

  8.    Financial Statements and Supplementary Data................   14

  9.    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................   30

        Part III
 10.    Directors and Executive Officers of the Registrant.........    *

 11.    Executive Compensation.....................................    *

 12.    Security Ownership of Certain Beneficial Owners
          and Management...........................................    *

 13.    Certain Relationships and Related Transactions.............    *

        Part IV
 14.    Exhibits, Financial Statement Schedule, and Reports
          on Form 8-K..............................................   30

        Signatures.................................................   32

        Supplemental Information...................................   33

        Exhibit Index..............................................   34

Selected abbreviations:

FERC - Federal Energy Regulatory Commission
Ill.C.C. - Illinois Commerce Commission
Mcf, MMcf, Bcf - Thousand cubic feet, million cubic feet,
                 billion cubic feet

* The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required Item.



Northern Illinois Gas                                                Page 1

PART I

Item 1. Business

Northern Illinois Gas, formed in 1954, is a wholly owned subsidiary of NICOR Inc., a diversified holding company.

GENERAL

Northern Illinois Gas is one of the nation's largest gas distribution utilities, serving more than 1.8 million customers. The company has approximately 2,300 employees, of which about 70 percent are covered by provisions of a collective bargaining agreement which expires on February 28, 1997. The company's service territory spans over 17,000 square miles, covering more than 600 communities and adjacent areas in 35 counties and encompasses most of the northern third of Illinois, excluding the city of Chicago. Northern Illinois Gas maintains franchise agreements with 475 municipalities with terms ranging up to 50 years. More than 50%, or approximately 250 franchise agreements, will expire in 20 years or more. Only seven agreements, or approximately 1%, will expire in less than five years. These agreements allow the company to construct, operate and maintain distribution facilities in the municipalities served.

The Northern Illinois Gas service territory has a stable economic base that provides strong and balanced demand among residential, commercial and industrial customers. Residential customers account for about 45 percent of the company's total gas deliveries, while industrial and commercial customers account for approximately 30 percent and 25 percent of deliveries, respectively (refer to Operating Statistics on page 11). In addition, the company's industrial and commercial customer base is well-diversified, lessening the impact of industry-specific swings.

Gas deliveries are seasonal since nearly 50 percent are used for space heating. Typically, 70 to 75 percent of deliveries and revenues occur from October 1 to March 31.

CUSTOMER SERVICES

In addition to gas sales to all customer classes, Northern Illinois Gas provides transportation, storage and backup services to commercial and industrial customers who purchase their own gas supplies. Transportation service provides customers the opportunity to lower their overall costs by purchasing gas directly and transporting it to their facilities through the company's distribution system. The company provides transportation customers with supply backup which may vary from zero to 100 percent.

Northern Illinois Gas continues to make additional underground storage capacity available to its transportation customers. About 21 Bcf, or 15 percent of company-owned storage capacity, is available under the company's two existing programs and approximately 4,500 customers, brokers and marketers contracted to use the company's storage-for-fee services during the 1995-1996 heating season. In addition to these two programs, in 1995 the company entered into one-year agreements to lease 2 Bcf of storage capacity to two gas marketers.



Northern Illinois Gas                                                Page 2

Item 1.Business (continued)

Northern Illinois Gas is continuing to explore ways of enhancing profitability through nontraditional opportunities that benefit ratepayers and shareholders alike. During 1995, these nontraditional activities included: selling storage services for a fee to various customers as noted above; providing transportation service to pipelines and gas distribution companies adjacent to its facilities; owning a hub which serves as a market center for various transactions between buyers and sellers of natural gas and related services; selling space for advertising material to be inserted in gas bill envelopes; and offering account management services to transportation customers. While the combined operating results from these activities are modest, these ventures demonstrate the company's commitment to developing nontraditional sources of income.

SOURCES OF GAS SUPPLY

As a result of FERC Order 636, Northern Illinois Gas contracts separately for gas supply, pipeline transportation and leased storage services. The company purchases gas supplies on a deregulated basis directly from producers, marketers and affiliates of pipelines. Pipeline transportation and storage services are contracted for at rates regulated by the FERC. For further information on FERC Order 636, see page 22.

Northern Illinois Gas owns extensive underground storage facilities located within its service territory. The company's gas supply, pipeline transportation and storage service contracts, when combined with company-owned storage, were sufficient to meet peak day, seasonal and annual requirements during 1995.

Northern Illinois Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company, however, is unable to make specific representations as to natural gas supply availability, but believes supply will be sufficient to meet market demands in the foreseeable future.

Gas supply. Northern Illinois Gas maintains a diversified portfolio of gas supply contracts. Firm direct gas supply contracts are diversified by supplier, producing region, quantity, available transportation, contract length and contract expiration date. Contract pricing is generally tied to published price indices so as to approximate current market rates for spot gas. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day. At the end of 1995, the company had approximately 40 firm direct gas supply contracts with terms generally ranging from three months to five years. Nearly
60 percent of the contracted volumes expire in 1996. The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing.



Northern Illinois Gas                                                Page 3

Item 1.Business (continued)

The sources of gas purchased for the past three years were:


                               Year ended December 31
                         1995             1994             1993
       Source         Bcf      %       Bcf     %        Bcf     %

Firm direct supply   237.4    78.2    246.8   84.6     139.3   46.8
Spot gas              66.2    21.8     44.8   15.4     115.8   38.9
Pipeline suppliers       -       -        -      -      42.8   14.3

                     303.6   100.0    291.6  100.0     297.9  100.0


The company's transportation customers also purchase gas supplies. Nearly 45 percent of the gas that the company delivered in 1995 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation contracts. Northern Illinois Gas is directly connected to five interstate pipelines which provide access to most of the major natural gas producing regions in the United States and Canada. The company's primary firm transportation contracts with these pipelines are summarized below:
                                                Total maximum
                         Year of service       daily contract
                             agreement            capacity
      Major pipelines       expiration              (Bcf)

Natural Gas Pipeline Company
of America (NGPL)               2000                  .92(a)
Midwestern Gas Transmission
Company (Midwestern)            2000                  .33
Northern Natural Gas Company
(Northern Natural)              1997                  .19

                                                     1.44

(a) Excludes .49 Bcf of delivered storage service.


The company contracts for transportation capacity necessary to meet peak day requirements. Contracted capacity that is not needed during off-peak periods can be released to other shippers under FERC-mandated capacity release provisions, with proceeds directly reducing the company's cost of gas charged to customers.



Northern Illinois Gas                                                Page 4

Item 1.Business (continued)

Storage. Northern Illinois Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry and is able to meet up to 60 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. On an annual basis, the company cycles about 130 Bcf in and out of storage. In addition to the company-owned facilities, Northern Illinois Gas leases about 43 Bcf of storage from interstate pipelines and other storage facility operators. Storage facilities provide supply flexibility, improve reliability of deliveries and help reduce costs.

In 1994 and 1995, the company significantly enhanced its transmission and storage capabilities with construction of the Elgin-Volo project, a two-year, $65 million system improvement. The project improved withdrawal capacities at its storage field in Troy Grove, Illinois and added 17 miles of parallel main to increase the capacity of the transmission system that delivers gas from Troy Grove to the market. In addition, 28 miles of transmission main was added in the northern region of the company's service territory.

COMPETITION/DEMAND

Northern Illinois Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. More than 95 percent of all single-family homes in Northern Illinois Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil. Demand for gas may be influenced by such factors as weather, the economy, new sources and uses of energy, customer conservation efforts, technological advances, pricing of gas and competitive fuels, environmental considerations, state and federal regulatory policies and the customers' overall expectations about the future.

Changes are expected to occur in the electric utility industry, the result of which will lead to more competitive pricing between natural gas and electric utilities. Retail prices for electricity will become more market driven and vary based on such factors as demand, available capacity and the variable costs associated with bringing incremental generating capacity on line. Customers will benefit from the increase in competition, and the energy providers that fare well will be the ones that provide the best service at the lowest cost.

Additional information on competition and demand is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 7.



Northern Illinois Gas                                                Page 5

Item 1.Business (concluded)

REGULATION

Northern Illinois Gas is regulated by the Ill.C.C., which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow Northern Illinois Gas to recover its costs and provide an opportunity to earn a fair return on investment.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounts for approximately 70 percent of a typical residential customer's annual bill. The company's cost of gas is passed on to the customer with no markup.

On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a
5.4 percent, $73 million general rate increase. For further information, see Rate Proceeding on page 22.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is presented in the Contingencies section of the Notes to the Consolidated Financial Statements on page 28.

OPERATING STATISTICS
                                      Year ended December 31
                                    1995        1994         1993
Percent of customers with gas
space heating                        97%         97%          97%
Peak-day sendout (Bcf)               3.8         4.6          3.4
Average temperature on peak day
(degrees in Fahrenheit)                3         (14)           6
Degree days* (Normal 6,117)        6,111       5,865        6,129
Customers per employee (average)     777         775          748

* Degree days - The number of degrees by which the daily mean temperature falls below 65 degrees Fahrenheit.

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, page 11, for operating revenues, deliveries and customers by class.



Northern Illinois Gas                                                Page 6

Item 2.  Properties

The company's properties are located in the territory described under
Item 1 and are suitable, adequate and utilized in its operations.

The gas distribution, transmission and storage system includes approximately 28,000 miles of steel, plastic and cast iron main; approximately 24,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, and communication, computer and office equipment.

The principal real properties are held under easements, permits, licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields.
Substantially all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

Item 3.  Legal Proceedings

On December 20, 1995, Northern Illinois Gas filed suit against certain insurance carriers in the Circuit Court of Cook County. This suit seeks to declare the insurance carriers liable under policies in effect primarily between the years 1954 and 1985 for costs associated with environmental cleanup of former manufactured gas plant sites.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

All of the outstanding common stock of Northern Illinois Gas is owned by NICOR Inc. There is no public trading market for the company's common stock. During 1995 and 1994, the company declared quarterly common dividends totaling $70.9 million and $77.7 million, respectively.



Northern Illinois Gas                                                Page 7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Northern Illinois Gas.

Since nearly 50 percent of gas deliveries are used for space heating, fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. In addition, significant changes in gas prices or economic conditions can impact gas usage. However, Northern Illinois Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well-diversified, lessening the impact of industry-specific economic swings.

Northern Illinois Gas competes with other suppliers of energy based on such factors as price, service and reliability. The company is well-positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels, and because of its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Northern Illinois Gas also offers commercial and industrial customers flexibility and alternatives in rates and service, increasing its ability to compete in these markets.

Direct connection to five interstate pipelines and extensive underground storage capacity allow the company to maintain rates that are among the lowest in the nation, while providing transportation customers with direct access to gas supplies and storage services. In 1995, Northern Illinois Gas' storage capabilities enabled the company to reduce purchases of premium-cost pipeline services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-1994 heating season, substantially restructured the interstate sale and transportation of gas. For further information, see page 22, FERC Order 636.

Northern Illinois Gas has significantly enhanced its transmission and storage capabilities with the Elgin-Volo project. The project improved withdrawal capacities at the company's storage field in Troy Grove, Illinois, and added 17 miles of parallel main to increase the capacity of the transmission system that delivers gas from Troy Grove to the market. In addition, 28 miles of main was added in the northern region of the Northern Illinois Gas service territory between the towns of Elgin, Crystal Lake and Volo. The project is expected to provide an estimated $28 million in annual gas cost savings to customers, enable the company to meet future demand and provide the opportunity to sell additional transportation and storage services.



Northern Illinois Gas                                                Page 8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Northern Illinois Gas has been able to increase gas deliveries in recent years in part because of more diversified uses of natural gas. While the majority of the company's growth in the past has been driven by customer additions, diversified uses, such as electric power generation, large-tonnage gas air conditioning and gas-fired cogeneration, are expected to continue to account for a significant portion of Northern Illinois Gas' growth in deliveries.

In 1993, Northern Illinois Gas began a 10-year contract to transport natural gas for electric generation. Deliveries under this contract, which may vary widely from year to year depending on demand for electricity, operation of other plants and the cost of natural gas relative to other fuels, contributed significantly to the overall growth in deliveries in each of the last two years. Northern Illinois Gas delivered 34.4 Bcf and 31.4 Bcf of gas for electric power generation in 1995 and 1994, respectively.

Beyond efforts to increase natural gas deliveries in its service territory, Northern Illinois Gas is working to increase profitability through nontraditional opportunities. During 1995, these nontraditional activities included: selling storage services for a fee to various customers; providing transportation service to pipelines and gas distribution companies adjacent to its facilities; owning a hub which serves as a market center for various transactions between buyers and sellers of natural gas and related services; selling space for advertising materials to be inserted in gas bill envelopes; and offering account management services to transportation customers. These activities generated approximately $6 million in pretax income in 1995 and 1994, and approximately $3 million in 1993. These ventures demonstrate the company's commitment to developing nontraditional sources of income.

Northern Illinois Gas is examining its operations in light of the changing regulatory environment. With efficiency and customer service in mind, the company has made several organizational changes. The company's sales and marketing departments were centralized to enhance the level of service to existing markets and to focus resources on markets with the most potential to increase natural gas deliveries. In field operations, Northern Illinois Gas has reorganized from a "division" structure based on geography to a company-wide "process" approach based on closely related activities and customer services. The more centralized structure improves the planning and prioritization of work throughout the company's service territory, leading to increased efficiency on service calls, maintenance of the operating system and installation of new services and main. The company has also taken steps to streamline its gas storage and transmission operations and is in the process of reviewing its support and administrative functions.

Northern Illinois Gas also initiated a program in 1994 to reduce the level of capital expenditures on an ongoing basis while continuing to maintain a high level of service and reliability. The company made progress toward this objective in 1995 as spending on capital items other than the Elgin-Volo project was significantly below the 1994 level.



Northern Illinois Gas                                                Page 9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Northern Illinois Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Northern Illinois Gas.

On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a
5.4 percent, $73 million general rate increase. The filing requested a rate of return on original-cost rate base of 10.67 percent, reflecting a
12.95 percent cost of common equity. The increase is needed to recover costs associated with enhancements to the company's transmission and storage system, other capital costs and rising operating costs. The filing also proposes revisions to some services provided to commercial and industrial customers. The last time the company filed for a general rate increase was 1981.

On January 12, 1996, the Ill.C.C. hearing examiners issued a proposed order under which Northern Illinois Gas would receive a general rate increase of approximately $31 million, of which $12 million is due to the proposed change in the company's depreciation rate. The proposed order reflects a rate of return on original-cost rate base of 9.77 percent and an 11.3 percent cost of common equity. The Ill.C.C. is expected to issue a final decision by April 4, 1996, which could be different from the proposed order.

As a result of a bill passed by the Illinois legislature in 1995, performance-based ratemaking is now allowed in the state on an experimental basis. Northern Illinois Gas' rate case filing in 1995 was based on the traditional cost-of-service approach, but the company is studying performance-based rate opportunities and is considering appropriate actions.

The company is conducting environmental investigations at former gas manufacturing plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see page 28, Contingencies.

RESULTS OF OPERATIONS

Net income decreased $7.7 million in 1995 to $85.4 million due mainly to higher depreciation and higher operating and maintenance expenses, which more than offset additional margin. A higher effective tax rate also had a negative impact on 1995 earnings. In 1994, net income decreased $1.8 million to $93.1 million as higher operating and maintenance expenses and depreciation more than offset the impact of additional margin and lower interest expense.

Revenues. Operating revenues of $1,312.7 were down 10 percent in 1995 as a result of the recovery from customers of lower gas costs. In 1994, operating revenues decreased 5 percent to $1,455 million as a result of the recovery from customers of lower gas costs, customers switching from sales to transportation service and the effect of 4 percent warmer weather.



Northern Illinois Gas                                                Page 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes which are both passed directly through to customers, rose $6 million in both 1995 and 1994 to $442.3 million and $436.3 million, respectively. Factors contributing to the change in margin included the positive impact of increased deliveries unrelated to weather, the effect of variations in weather and a nonrecurring $4.2 million gain on the sale of interests in oil and gas properties in 1994. Margin per Mcf delivered in 1995 and 1994 was adversely affected by increases in lower margin deliveries for electric power generation.

                                    1995      1994       1993

Margin (Millions)                 $ 442.3   $ 436.3    $ 430.3
Margin per Mcf delivered              .83       .87        .88
Average gas cost per Mcf sold        2.52      3.14       3.26
Degree days (Normal 6,117)          6,111     5,865      6,129


Operating and maintenance.  Operating and maintenance expenses rose
$6.1 million in 1995 to $155.1 million. The increase was due to several factors, including a higher pension provision, increased expenditures for information technology and the incurrence of costs associated with the company's rate filing. In 1994, operating and maintenance expenses rose $7.6 million to $149 million. The increase related to several items, the largest being payroll, a new system maintenance program and damage claims.

Depreciation. Depreciation expense rose 10 percent in 1995 to $98.8 million, and 8 percent in 1994 to $90 million, mainly as a result of plant additions.

Interest expense. In 1995, interest expense increased $.7 million to $38.9 million largely as a result of the impact of higher interest rates which more than offset higher interest capitalized. Interest expense declined to $38.2 million in 1994 from $41.6 million in 1993 because of reduced borrowing levels and lower interest on potential income tax adjustments.

Income taxes.  The effective combined federal and state income tax rate was
36.9 percent, 35.4 percent and 35.8 percent for 1995, 1994 and 1993, respectively. The increase in 1995 was primarily the result of less excess deferred taxes turning around.



Northern Illinois Gas                                                Page 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics

                                           Year ended December 31
                                        1995        1994         1993
Operating revenues (Millions)
Sales
 Residential                        $  849.8     $  939.2     $  989.2
 Commercial                            217.8        260.0        292.1
 Industrial                             35.9         50.2         55.4
                                     1,103.5      1,249.4      1,336.7
Transportation
 Commercial                             50.3         41.8         38.8
 Industrial                             62.5         51.2         48.1
                                       112.8         93.0         86.9

Revenue taxes and other                 96.4        112.6        109.7

                                    $1,312.7     $1,455.0     $1,533.3

Deliveries (Bcf)
Sales
 Residential                           231.4        215.8        222.7
 Commercial                             59.3         60.5         67.0
 Industrial                             10.5         12.4         13.7
                                       301.2        288.7        303.4
Transportation
 Commercial                             64.0         54.2         50.0
 Industrial                            165.6        156.9        135.4
                                       229.6        211.1        185.4

                                       530.8        499.8        488.8


Customers at end of period (Thousands)
Sales
 Residential                         1,660.6      1,632.0      1,601.2
 Commercial                            141.7        141.5        141.7
 Industrial                             11.6         11.6         11.6
                                     1,813.9      1,785.1      1,754.5
Transportation
 Commercial                             17.1         15.3         13.2
 Industrial                              2.5          2.3          2.1
                                        19.6         17.6         15.3

                                     1,833.5      1,802.7      1,769.8



Northern Illinois Gas                                                Page 12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Overall, Northern Illinois Gas' financial condition is sound. Long-term debt continues to be about 40 percent of capitalization. The company's ratio of earnings to fixed charges was 4.4, 4.8 and 4.6 for the years ended December 31, 1995, 1994 and 1993, respectively.

The company believes it has access to adequate resources to meet planned capital expenditures, debt redemptions, dividends and working capital needs. These resources include net cash flow from operating activities, access to capital markets and unused lines of credit.

Operating. Net cash flow from operating activities, the company's primary source of cash, was $254.1 million in 1995, $280.6 million in 1994 and $207.1 million in 1993. The changes between years were due primarily to the timing of the recovery of gas costs from customers.

The working capital component of net cash flow from operating activities can swing sharply from year to year due primarily to certain factors including weather, the timing of collections from customers and gas-purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

In 1996, net cash flow from operating activities is expected to decrease significantly because of working capital changes. Factors contributing to this decrease include the impact of an increase in company storage requirements, timing of gas cost recoveries, a return to normal levels of customer advance payments and the impact of a 1995 gas pipeline refund.

Investing. Capital expenditures were $152.2 million in 1995 compared with $160.3 million in 1994 and $127.4 million in 1993. Capital expenditures in 1995 and 1994 included amounts related to construction of the Elgin-Volo project, a two-year, $65 million transmission and storage system improvement. In 1995, capital spending on projects other than the Elgin-Volo project was below historical levels, reflecting, in part, efforts to reduce capital expenditures.

Capital spending in 1996 is anticipated to be about $115 million. Capital expenditures are expected to decrease as a result of the completion of the Elgin-Volo project and company-wide efforts to reduce capital expenditures.

Financing. Northern Illinois Gas' long-term debt outstanding was $446.2 million at December 31, 1995 and $446.4 million for the years ended December 31, 1994 and 1993. Long-term debt as a percentage of capitalization was 38.6 percent, 39 percent and 39.5 percent at year-end 1995, 1994 and 1993, respectively.

Long-term debt. In October 1995, Northern Illinois Gas issued $50 million of 7.26% First Mortgage Bonds due in 2025. The net proceeds of the sale replenished corporate funds which were used for the maturity of $50 million of 5-1/2% unsecured notes due in July 1995.



Northern Illinois Gas                                                Page 13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

In August 1994, Northern Illinois Gas issued $50 million of 8-1/4% First Mortgage Bonds due in 2024, which represented the remaining $50 million of a December 1992 shelf registration statement. The net proceeds from the sale of the bonds were used for general corporate purposes, including construction programs.

In July 1994, Northern Illinois Gas redeemed $50 million of 8.70% First Mortgage Bonds due in 1995 with proceeds from the issuance of $50 million of 5-1/2% unsecured notes due in July 1995.

In April 1994, Northern Illinois Gas filed a $225 million First Mortgage Bond shelf registration statement with the Securities and Exchange Commission, of which $175 million remained available for issuance at December 31, 1995. The net proceeds from any securities issued are expected to be used for the refinancing of certain outstanding debt, for construction programs to the extent not provided by internally generated funds and for general corporate purposes.

During 1993, the company refinanced about half of its long-term debt at lower interest rates, reducing annual interest expense by approximately $5.5 million on the portion of the debt refinanced.

In 1996, Northern Illinois Gas anticipates issuing, depending upon market conditions, $50 million of debt to finance maturing debt and $25 million of debt to replenish funds used in 1995 to finance the Elgin-Volo project.

Short-term debt. Northern Illinois Gas maintains short-term credit agreements with major domestic and foreign banks. At December 31, 1995, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million and the company had $151.6 million and $188.2 million of commercial paper outstanding at year-end 1995 and 1994, respectively. At December 31, 1995, the unused lines of credit under these credit agreements were $98.4 million.

Common and preferred stock. The company paid dividends of $71.4 million, $78.3 million and $70.6 million in 1995, 1994 and 1993, respectively.

ACCOUNTING PRONOUNCEMENT

In 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Implementation of this statement is not expected to have a material impact on the company's financial condition or results of operations. For further information, see New Accounting Pronouncement on page 21.



Northern Illinois Gas                                                Page 14

Item 8.  Financial Statements and Supplementary Data



                                                                  Page

Report of Independent Public Accountants                           15

Financial Statements:

Consolidated Statement of Income                                   16

Consolidated Statement of Cash Flows                               17

Consolidated Balance Sheet                                         18

Consolidated Statement of Capitalization                           19

Consolidated Statement of Retained Earnings                        20

Notes to the Consolidated Financial Statements                     21



Northern Illinois Gas                                                Page 15

Report of Independent Public Accountants




To Northern Illinois Gas Company:


We have audited the accompanying consolidated balance sheet and statement of capitalization of NORTHERN ILLINOIS GAS COMPANY (an Illinois corporation and a wholly owned subsidiary of NICOR Inc.) and subsidiary company as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Illinois Gas Company and subsidiary company as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the accompanying index (page 30) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                     ARTHUR ANDERSEN LLP
                                     Arthur Andersen LLP

Chicago, Illinois
January 24, 1996


Northern Illinois Gas                                                                                  Page 16

Consolidated Statement of Income
(Millions)

                                                                         Year ended December 31
                                                                  1995            1994           1993

Operating revenues                                             $ 1,312.7       $ 1,455.0      $ 1,533.3

Operating expenses
 Cost of gas                                                       787.2           924.9        1,007.1
 Operating and maintenance                                         155.1           149.0          141.4
 Depreciation                                                       98.8            90.0           83.7
 Taxes, other than income taxes                                    100.9           112.0          113.5
 Income taxes                                                       48.6            49.8           52.3

                                                                 1,190.6         1,325.7        1,398.0

Operating income                                                   122.1           129.3          135.3

Other income (expense)
 Interest income                                                     2.5             1.3             .6
 Other, net                                                          1.0             1.9            1.2
 Income taxes on other income                                       (1.3)           (1.2)           (.6)

                                                                     2.2             2.0            1.2
Interest expense
 Interest on debt, net of amounts capitalized                       38.1            37.7           40.0
 Other                                                                .8              .5            1.6

                                                                    38.9            38.2           41.6

Net income                                                          85.4            93.1           94.9

Dividends on preferred stock                                          .5              .6             .5

Earnings applicable to common stock                            $    84.9       $    92.5      $    94.4



<F1>
Note: Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc.  Earnings and dividends per share information is therefore omitted.
<F2>
The accompanying notes are an integral part of this statement.

Northern Illinois Gas                                                                                  Page 17

Consolidated Statement of Cash Flows
(Millions)
                                                                            Year ended December 31
                                                                     1995           1994           1993
Operating activities
 Net income                                                        $  85.4        $  93.1        $  94.9
 Adjustments to reconcile net income to net
   cash flow provided from operating activities:
     Depreciation                                                     98.8           90.0           83.7
     Deferred income tax expense                                       5.0             .8            4.7
     Change in working capital items and other:
       Accounts receivable, less allowances                          (40.6)          59.3           14.1
       Gas in storage                                                  7.0            6.6           23.0
       Deferred/accrued gas costs                                     25.9           22.3          (14.5)
       Accounts payable                                               50.3           26.7            8.4
       Accrued taxes                                                   2.8          (18.9)          (4.4)
       Gas refunds due customers                                      21.9             .7            1.1
       Other                                                          (2.4)             -           (3.9)

 Net cash flow provided from operating activities                    254.1          280.6          207.1

Investing activities
 Capital expenditures                                               (152.2)        (160.3)        (127.4)
 Other                                                                  .3             .5             .6

 Net cash flow used for investing activities                        (151.9)        (159.8)        (126.8)

Financing activities
 Net proceeds from issuing long-term debt                             49.5           99.1          223.1
 Disbursements to retire long-term debt                              (50.0)         (50.0)        (262.0)
 Short-term borrowings, net                                          (36.6)         (84.8)          29.0
 Dividends paid                                                      (71.4)         (78.3)         (70.6)
 Other                                                                 (.5)           (.5)           (.4)

 Net cash flow used for financing activities                        (109.0)        (114.5)         (80.9)

Net increase (decrease) in cash and cash equivalents                  (6.8)           6.3            (.6)

Cash and cash equivalents, beginning of year                           6.8             .5            1.1

Cash and cash equivalents, end of year                             $     -        $   6.8        $    .5


<F1>
The accompanying notes are an integral part of this statement.

Northern Illinois Gas                                                                                  Page 18

Consolidated Balance Sheet
(Millions, except share data)
                                                                                      December 31
                          Assets                                                1995              1994

Gas distribution plant, at cost                                              $ 2,851.8         $ 2,693.4
 Less accumulated depreciation                                                 1,182.2           1,094.8

                                                                               1,669.6           1,598.6
Other property and investments, net of accumulated
 depletion of $34.4                                                                8.4               7.9


Current assets
 Cash and cash equivalents                                                           -               6.8
 Accounts receivable, less allowances of $4.7
   and $4.4, respectively                                                        242.8             202.2
 Gas in storage, at last-in, first-out cost                                       63.0              91.2
 Deferred gas costs                                                                8.7              34.6
 Other                                                                            25.1              25.7

                                                                                 339.6             360.5

Other assets                                                                      69.1              50.5

                                                                             $ 2,086.7         $ 2,017.5

               Capitalization and Liabilities

Capitalization
 Long-term debt                                                              $   446.2         $   446.4
 Preferred stock
   Redeemable                                                                      9.1               9.6
   Nonredeemable                                                                   1.4               1.4
 Common equity
   Common stock, par value $5, authorized 25,000,000 shares
     (reserved for conversion 32,365 shares), outstanding
     15,232,414 shares                                                            76.2              76.2
   Paid-in capital                                                               107.9             107.8
   Retained earnings                                                             516.0             502.0

                                                                               1,156.8           1,143.4
Current liabilities
 Long-term obligations due within one year                                        50.5              50.5
 Short-term borrowings                                                           151.6             188.2
 Accounts payable                                                                281.0             230.7
 Accrued interest                                                                 37.4              37.7
 Gas refunds due customers                                                        24.2               2.3
 Accrued taxes                                                                    14.2              11.4

                                                                                 558.9             520.8
Deferred credits and other liabilities
 Deferred income taxes                                                           172.8             163.4
 Regulatory income tax liability                                                  86.5              89.9
 Unamortized investment tax credits                                               50.8              53.5
 Other                                                                            60.9              46.5

                                                                                 371.0             353.3

                                                                             $ 2,086.7         $ 2,017.5


<F1>
The accompanying notes are an integral part of this statement.


Northern Illinois Gas                                                                                  Page 19

Consolidated Statement of Capitalization
(Millions, except share data)
                                                                            December 31
                                                                  1995                      1994

Long-term debt
 First mortgage bonds
   Maturity             Interest rate
     1996                   4.50 %                        $    50.0                 $    50.0
     1997                   5.50                               25.0                      25.0
     1998                   5.875                              25.0                      25.0
     1999                   6.25                               25.0                      25.0
     2000                   5.875                              50.0                      50.0
     2019                   9.0                                50.0                      50.0
     2021                   8.875                              50.0                      50.0
     2022                   8.25                               75.0                      75.0
     2023                   7.375                              50.0                      50.0
     2024                   8.25                               50.0                      50.0
     2025                   7.26                               50.0                         -
                                                              500.0                     450.0
 Less:  Amount due within one year                             50.0                         -
        Unamortized debt discount, net of premium               3.8                       3.6

                                                              446.2     38.6%           446.4     39.0%

 Other long-term debt
   Notes payable due 1995, 5.50%                                  -                      50.0
   Less amount due within one year                                -                      50.0

                                                                  -        -                -        -

Preferred stock, cumulative, par value $100, authorized
 800,000 shares
   Redeemable preferred stock, 4.48% and 5.00% series,
     outstanding 66,000 and 30,000 shares, respectively,
     in 1995, and 69,000 and 32,000 shares, respectively,
     in 1994                                                    9.6                      10.1
   Less amount due within one year                               .5                        .5

                                                                9.1       .8              9.6       .9
   Nonredeemable preferred stock, 4.60% and 5.00%
     convertible series, outstanding 8,750 and 5,258
     shares, respectively, in 1995 and 1994                     1.4       .1              1.4       .1

Common equity
 Common stock                                                  76.2                      76.2
 Paid-in capital                                              107.9                     107.8
 Retained earnings                                            516.0                     502.0

                                                              700.1     60.5            686.0     60.0

                                                          $ 1,156.8    100.0%       $ 1,143.4    100.0%



<F1>
The accompanying notes are an integral part of this statement.

Northern Illinois Gas                                                                                  Page 20

Consolidated Statement of Retained Earnings
(Millions)

                                                                            Year ended December 31
                                                                      1995          1994           1993

Balance at beginning of year                                        $ 502.0       $ 487.2        $ 462.9

 Net income                                                            85.4          93.1           94.9

                                                                      587.4         580.3          557.8

 Dividends declared on:
   Common stock                                                        70.9          77.7           70.1
   Preferred stock                                                       .5            .6             .5

                                                                       71.4          78.3           70.6

Balance at end of year                                              $ 516.0       $ 502.0        $ 487.2






<F1>
The accompanying notes are an integral part of this statement.


Northern Illinois Gas                                                Page 21

Notes to the Consolidated Financial Statements

Northern Illinois Gas is one of the nation's largest gas distribution companies, serving over 1.8 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

ACCOUNTING POLICIES

General. Northern Illinois Gas Company is a wholly owned subsidiary of NICOR Inc. Northern Illinois Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation. The consolidated financial statements include the accounts of Northern Illinois Gas and its subsidiary. All significant intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates. Certain reclassifications were made to conform the prior years' financial statements to the current year presentation.

Operating revenues and gas costs. The cost of gas purchased, adjusted for inventory activity, is reflected in volumetric charges to customers through operation of the Uniform Purchased Gas Adjustment Clause (PGA). Any difference between PGA revenues and recoverable gas costs is deferred or accrued with a corresponding decrease or increase in cost of gas. This difference is amortized as it is collected from or refunded to customers through the PGA.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis using a composite depreciation rate of
3.7 percent.

Income taxes. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Although the federal investment tax credit has been eliminated, Northern Illinois Gas continues to amortize prior deferred amounts to income over the lives of the applicable properties.

Cash and cash equivalents. The company considers investments purchased with a maturity of three months or less to be cash equivalents.

Receivable credit risk. The company has a diversified base of customers, typical for its industry, and prudent creditworthiness policies which limit risk.

NEW ACCOUNTING PRONOUNCEMENT

Impairment of long-lived assets. In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires recognition of impairment losses on long-lived assets when an asset's book value exceeds its expected future undiscounted cash flows. This statement requires adoption no later than the company's



Northern Illinois Gas                                                Page 22

Notes to the Consolidated Financial Statements (continued)

1996 fiscal year and must be adopted as a cumulative effect of a change in accounting principle. The company adopted Statement No. 121 on January 1, 1996. Implementation of this statement is not expected to have a material impact on the company's financial condition or results of operations.

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended December 31 were:

  (Millions)                         1995       1994       1993

  Income taxes paid                 $ 45.0     $ 69.2     $ 51.3
  Interest paid                       38.3       36.7       42.0


REGULATORY MATTERS

Rate proceeding. On May 8, 1995, Northern Illinois Gas filed with the Ill.C.C. for a 5.4 percent, $73 million general rate increase. The filing requested a rate of return on original-cost rate base of 10.67 percent, reflecting a 12.95 percent cost of common equity. The increase is needed to recover costs associated with enhancements to the company's transmission and storage system, other capital costs and rising operating costs. The filing also proposes revisions to some services provided to commercial and industrial customers. The last time the company filed for a general rate increase was 1981.

On January 12, 1996, the Ill.C.C. hearing examiners issued a proposed order under which Northern Illinois Gas would receive a general rate increase of approximately $31 million, of which $12 million is due to the proposed change in the company's depreciation rate. The proposed order reflects a rate of return on original-cost rate base of 9.77 percent and an 11.3 percent cost of common equity. The Ill.C.C. is expected to issue a final decision by April 4, 1996, which could be different from the proposed order.

FERC Order 636. In April 1992, the FERC issued Order 636. This order, which required implementation by the pipelines for the 1993-1994 heating season, substantially restructured the interstate sale and transportation of gas. The FERC also authorized pipelines to recover transition costs, such as gas supply realignment and certain other costs, caused by compliance with Order 636. The company estimates that the total transition costs from all pipeline transporters could exceed $300 million. However, the ultimate level of costs is dependent upon the future market price of natural gas, pipeline negotiations with producers and other factors. Approximately
$171 million of such costs has been recorded, of which $151 million has been paid to the pipeline transporters, subject to refund. Since 1994, the company has been recovering these costs through the PGA in accordance with Ill.C.C. authorization.

The company believes that the changes required by Order 636 will not have a material impact on its financial condition or results of operations.



Northern Illinois Gas                                                Page 23

Notes to the Consolidated Financial Statements (continued)

GAS IN STORAGE

Based on the average cost of gas purchased in December 1995 and 1994, the estimated current replacement cost of gas in inventory at December 31, 1995 and 1994 exceeded the last-in, first-out cost by approximately $161 million and $236 million, respectively.

INCOME TAXES

The components of income tax expense are presented below:


  (Millions)                           1995        1994       1993

  Current
    Federal                           $ 40.1      $ 44.3     $ 42.1
    State                                7.5         8.3        8.4
                                        47.6        52.6       50.5
  Deferred
    Federal                              3.2         (.1)       3.2
    State                                1.8          .9        1.5
                                         5.0          .8        4.7

  Amortization of ITC, net              (2.7)       (2.4)      (2.3)

  Income tax expense                  $ 49.9      $ 51.0     $ 52.9


The temporary differences which gave rise to significant portions of the net deferred tax liability at December 31, 1995 and 1994 were as follows:

 (Millions)                                     1995        1994

 Deferred tax liabilities
   Plant                                      $ 236.4     $ 232.2
   Other                                          3.9         9.4
                                                240.3       241.6

 Deferred tax assets
   Unamortized investment tax credits            33.6        35.2
   Regulatory income tax liability               21.0        21.7
   Other                                         26.5        34.1
                                                 81.1        91.0

 Net deferred tax liability                   $ 159.2     $ 150.6



Northern Illinois Gas                                                Page 24

Notes to the Consolidated Financial Statements (continued)

The effective combined federal and state income tax rate was 36.9 percent,
35.4 percent and 35.8 percent in 1995, 1994 and 1993, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:

  (Millions)                           1995       1994       1993

  Federal income taxes using
    statutory rate                    $ 47.4     $ 50.4     $ 51.7
  State income taxes, net                6.7        6.3        6.7
  Timing differences reversed
    at originating tax rates            (2.4)       (.7)       (.4)
  Amortization of investment
    tax credits                         (2.6)      (2.7)      (2.7)
  Other, net                              .8       (2.3)      (2.4)

  Income tax expense                  $ 49.9     $ 51.0     $ 52.9


POSTEMPLOYMENT BENEFITS

Pension benefits. Northern Illinois Gas maintains noncontributory defined benefit pension plans covering substantially all employees. Pension benefits consider job level or the highest average salary earned during five consecutive years of employment and years of service. The plans are funded currently to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

Net periodic pension cost (benefit) included:


  (Millions)                           1995       1994       1993

  Service cost                        $  6.4     $  7.0     $  6.7
  Interest cost                         19.3       18.5       20.4
  Loss (return) on plan assets         (61.5)     (17.1)     (41.9)
  Net amortization and deferral         27.0      (19.4)       3.7

                                      $ (8.8)    $(11.0)    $(11.1)
  Expected long-term rate of return
    on plan assets                      9.0%       8.5%       8.5%



Northern Illinois Gas                                                Page 25

Notes to the Consolidated Financial Statements (continued)

The following table reflects the funded status of the pension plans at October 1, 1995 and 1994 reconciled to amounts recorded in the financial statements at December 31, 1995 and 1994, respectively:


  (Millions)                                     1995        1994

  Vested benefits                              $ 217.8     $ 202.9
  Nonvested benefits                              25.7        21.2
  Accumulated benefit obligation                 243.5       224.1
  Effect of assumed increase in
    compensation level                            32.5        29.4
  Projected benefit obligation                   276.0       253.5
  Plan assets at market value                    379.4       352.0
  Plan assets in excess of projected
    benefit obligation                           103.4        98.5
  Unrecognized net gain                          (40.7)      (42.5)
  Unrecognized net transition asset              (23.9)      (27.8)
  Unrecognized prior service cost                  4.5         5.0
  Other                                            3.4         2.9

  Prepaid pension cost                         $  46.7     $  36.1

  Weighted average discount rate                  7.5%        8.0%
  Rate of compensation increase                   4-5         4-5


Northern Illinois Gas has historically amended the collectively bargained pension plan every two to three years so that such pension benefits are based on the most current wages. Northern Illinois Gas intends, subject to collective bargaining, to continue making similar amendments to the plan. These future amendments have been anticipated and are reflected in the projected benefit obligation and pension expense.

Other postretirement benefits. Health care and life insurance benefits are provided for retired employees if they become eligible for retirement while working for Northern Illinois Gas. The plans are funded currently to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.



Northern Illinois Gas                                                Page 26

Notes to the Consolidated Financial Statements (continued)

Net periodic postretirement benefit cost included:


  (Millions)                                1995     1994     1993

  Service cost                            $   2.3  $   2.3  $   1.9
  Interest cost                               9.0      8.1      7.5
  Loss (return) on plan assets               (1.8)     (.4)    (1.0)
  Amortization of transition obligation       3.7      3.7      3.7
  Net amortization and deferral               1.0      (.1)      .3

                                          $  14.2  $  13.6  $  12.4
  Expected long-term rate of return
    on plan assets                           9.0%     8.5%     8.5%


The following table reflects the funded status of the postretirement health care and life insurance plans at October 1, 1995 and 1994 reconciled to amounts recorded in the financial statements at December 31, 1995 and 1994, respectively:

  (Millions)                                      1995        1994

  Accumulated postretirement benefit
    obligation (APBO):
      Retirees                                  $   76.9    $   71.2
      Fully eligible active plan participants       16.9        17.2
      Other active plan participants                29.6        28.0
  Total APBO                                       123.4       116.4
  Plan assets at market value                       11.5         9.7
  APBO in excess of plan assets                   (111.9)     (106.7)
  Unrecognized transition obligation                63.5        67.3
  Unrecognized prior service cost                   (1.2)       (1.3)
  Unrecognized net loss                             12.8        11.9
  Other                                             (2.1)       (2.3)

  Accrued postretirement benefit cost           $  (38.9)   $  (31.1)

  Weighted average discount rate                    7.5%        8.0%
  Rate of compensation increase                     4-5         4-5


The health care cost trend rate for pre-Medicare benefits was assumed to be 10 percent for 1996, gradually declining to 5 percent for 2001 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 7 percent for 1996, gradually declining to 5 percent for 1998 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1 percentage point would increase the APBO as of December 31, 1995, by about $16 million, the aggregate of the service and interest cost components of 1995 net postretirement health care costs by $1.9 million, and operating expense by $1.4 million, after capitalization.



Northern Illinois Gas                                                Page 27

Notes to the Consolidated Financial Statements (continued)

SHORT- AND LONG-TERM DEBT

The company's short-term borrowings consisted of commercial paper. The balance and weighted average interest rate at December 31 are as follows:

                                         1995     1994     1993

  Balance at year-end (Millions)       $ 151.6  $ 188.2  $ 273.0
  Weighted average interest rate
    on year-end balance                  5.68%    5.92%    3.26%


The company establishes lines of credit with major domestic and foreign banks to support outstanding commercial paper to satisfy short-term borrowing needs. At December 31, 1995, lines of credit totaled $250 million, of which $151.6 million served as backup for commercial paper borrowings. Commitment fees of 7 basis points per annum were paid on these lines. All credit agreements have variable interest-rate options tied to short-term markets.

Bank cash balances averaged $2.8 million during 1995, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First mortgage bonds are secured by liens on substantially all gas distribution property and franchises.

Interest on debt was net of amounts capitalized of $.9 million, $.2 million and $.1 million in 1995, 1994 and 1993, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of the long-term debt outstanding, including current maturities, also approximates fair value.

SINKING FUND AND MATURITIES

The amounts necessary to fulfill mandatory sinking fund requirements and maturities are shown below:


  (Millions)                1996     1997    1998     1999    2000

  Long-term debt           $ 50.0   $ 25.0  $ 25.0   $ 25.0  $ 50.0
  Preferred stock              .5       .5      .5       .5      .5

                           $ 50.5   $ 25.5  $ 25.5   $ 25.5  $ 50.5



Northern Illinois Gas                                                Page 28

Notes to the Consolidated Financial Statements (continued)

REDEEMABLE PREFERRED STOCK

A description of redeemable preferred stock follows:


                                                 Optional
                       Annual cumulative        redemption
                         sinking fund              and
                          requirement          liquidation
           Series     Shares       Price          price

            4.48%      3,000      $101.00        $ 102.12
            5.00       2,000       101.00          102.00


The default provisions generally state that no redemption may take place unless all shares of each respective series are redeemed. They also provide that no shares may be purchased except pursuant to offers of sale made by holders of shares in response to an invitation for tenders.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

Until the early 1950s, manufactured gas facilities were operated in the Northern Illinois Gas service territory. Manufactured gas is now known to have created various by-products that may still be present at these sites. Current environmental laws may require cleanup of these former manufactured gas plant sites ("MGPs"). The company has identified up to 40 properties in its service territory believed to be the location of such sites. Of these 40 properties, Northern Illinois Gas currently owns 15 and formerly owned or leased 13. The remaining 12 were never owned or leased by the company. Information has been presented regarding preliminary reviews of the company's currently owned and formerly owned or leased properties to the Illinois Environmental Protection Agency. More detailed investigations are currently in progress or planned at many of these sites. At four of the sites, the current owners are seeking to allocate cleanup costs to all former owners or lessees, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional future costs, which based on industry experience, could be significant. Costs are currently being recovered pursuant to Ill.C.C. authorization.

In December 1995, Northern Illinois Gas filed suit against certain insurance carriers seeking recovery of environmental cleanup costs of former MGPs. Presently, management cannot predict the timing or outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.



Northern Illinois Gas                                                Page 29

Notes to the Consolidated Financial Statements (concluded)

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

QUARTERLY RESULTS (Unaudited)

Quarterly results fluctuate due mainly to the seasonal nature of the gas distribution business.


                                      1995 Quarter ended
  (Millions)               Mar. 31   June 30   Sept. 30  Dec. 31

  Operating revenues        $569.4    $208.9     $117.5   $416.9
  Operating income            47.1      22.7       12.3     39.9
  Net income                  36.7      15.1        4.0     29.7



                                      1994 Quarter ended
                           Mar. 31   June 30   Sept. 30  Dec. 31

  Operating revenues        $743.2    $231.3     $129.2   $351.3
  Operating income            55.3      21.4       14.2     38.3
  Net income                  45.8      12.9        4.9     29.5



Northern Illinois Gas                                                Page 30

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART IV

Item 14.Exhibits, Financial Statement Schedule, and Reports on
       Form 8-K

(a)   1)Financial Statements:

       For the following information, see Part II, Item 8 on page 14.

       Report of Independent Public Accountants
       Consolidated Financial Statements:
         As of December 31, 1995 and 1994 -
           Balance Sheet
           Statement of Capitalization
         For the years ended December 31, 1995, 1994 and 1993 -
           Statement of Income
           Statement of Cash Flows
           Statement of Retained Earnings
       Notes to the Consolidated Financial Statements

      2)Financial Statement Schedule:

       Schedule
        Number                                                  Page

                 Report of Independent Public Accountants        15
          II     Valuation and Qualifying Accounts               31

       Schedules other than those listed are omitted because they are either not required or not applicable.

    3) Exhibits Filed:

       See Exhibit Index on pages 34 through 36 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1995.


Northern Illinois Gas                                                                 Page 31

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(Millions)


         Column A          Column B          Column C            Column D     Column E
                                             Additions
                          Balance at  Charged to   Charged                   Balance at
                           beginning   costs and   to Other                    end of
        Description        of period   expenses    accounts   Deductions(a)    period

1995

Allowance
 for uncollectible
 accounts receivable       $    4.4    $    7.3    $      -      $    7.0     $    4.7


1994

Allowance
 for uncollectible
 accounts receivable       $    5.5    $    8.2    $      -      $    9.3     $    4.4


1993

Allowance
 for uncollectible
 accounts receivable       $    6.1    $    8.2    $      -      $    8.8     $    5.5



<F1>
(a) Accounts receivable written off, net of recoveries.


Northern Illinois Gas                                                Page 32

Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTHERN ILLINOIS GAS COMPANY


Date    March 22, 1996              By       DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                           Senior Vice President,
                                          Secretary and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                    Title                    Date


    THOMAS L. FISHER      Chairman, President, Chief
    Thomas L. Fisher    Executive Officer and Director

   DAVID L. CYRANOSKI       Senior Vice President,
   David L. Cyranoski    Secretary and Controller and
                         Principal Financial Officer

ROBERT M. BEAVERS, JR.*          Director

JOHN H. BIRDSALL, III*           Director

W. H. CLARK*                     Director

JOHN E. JONES*                   Director               March 22, 1996

DENNIS J. KELLER*                Director

CHARLES S. LOCKE*                Director

SIDNEY R. PETERSEN*              Director

DANIEL R. TOLL*                  Director

PATRICIA A. WIER*                Director




                        *By           THOMAS D. GREENBERG
                            Thomas D. Greenberg (Attorney-in-fact)



Northern Illinois Gas                                                Page 33

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report has been sent to security holders as Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc. The proxy statement, dated January 26, 1996, provided to holders of all series of Northern Illinois Gas First Mortgage Bonds for the purpose of voting on the adoption of certain proposed amendments to the Indenture dated as of January 1, 1954, is included herewith as Exhibit 99.01 but shall not be deemed to be "filed" with the Commission for purposes of the Securities Exchange Act of 1934.



Northern Illinois Gas                                                Page 34

                                 Exhibit Index

Exhibit
 Number                         Description of Document

  3.01   * Articles of Incorporation of the company.  (File
           No. 1-7296, Form 10-K for 1980, Exhibit 3-01.)

  3.02 * Amendment to Articles of Incorporation of the company. (File No. 1-7296, Form 10-Q for June 1994,
           Exhibit 3.01.)

  3.03 * By-Laws of the company as amended by the company's Board of Directors on May 3, 1995. (File No. 1-7296, Form 10-Q for March 1995, Exhibit 3(ii).01.)

  4.01 Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954.

  4.02 Indenture of Adoption of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954.

  4.03 * Supplemental Indenture, dated June 1, 1963, of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File
           No. 2-21490, Form S-9, Exhibit 2-8.)

  4.04 * Supplemental Indenture, dated May 1, 1966, of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File
           No. 2-25292, Form S-9,
           Exhibit 2-4.)

  4.05 * Supplemental Indenture, dated June 1, 1971, of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File
           No. 2-44647, Form S-7,
           Exhibit 2-03.)

  4.06 * Supplemental Indenture, dated April 30, 1976, between NICOR Inc. and Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-56578,
           Form S-9, Exhibit 2-25.)

  4.07 * Supplemental Indenture, dated April 30, 1976, of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File
           No. 2-56578, Form S-9,
           Exhibit 2-21.)

  4.08 * Supplemental Indenture, dated July 1, 1989, of the company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 8-K for June 1989, Exhibit 4-01.)



Northern Illinois Gas                                                Page 35

                                 Exhibit Index

Exhibit
 Number                         Description of Document

  4.09 * Supplemental Indenture, dated August 15, 1991, of the company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 8-K for August 1991, Exhibit 4-01.)

  4.10 * Supplemental Indenture, dated July 15, 1992, of the company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1992, Exhibit 4-01.)

  4.11 * Supplemental Indenture, dated February 1, 1993, of the company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1992, Exhibit 4-17.)

  4.12 * Supplemental Indenture, dated March 15, 1993, of the company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Exhibit 4-01.)

  4.13 * Supplemental Indenture, dated May 1, 1993, of the company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Exhibit 4-02.)

  4.14 * Supplemental Indenture, dated July 1, 1993, of the company to Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1993, Exhibit 4-01.)

  4.15 * Supplemental Indenture, dated August 15, 1994, of the company to Continental Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1994,
           Exhibit 4.01.)

  4.16 * Supplemental Indenture, dated October 15, 1995, of the company to Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1995,
           Exhibit 4.01.)

           Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

 12.01     Computation of Consolidated Ratio of Earnings to Fixed Charges.

 23.01     Consent of Independent Public Accountants.

 24.01     Powers of Attorney.



Northern Illinois Gas                                                Page 36

                                 Exhibit Index

Exhibit
 Number                         Description of Document

 27.01     Financial Data Schedule.

 99.01 Proxy Solicitation Material, dated January 26, 1996 and March 11, 1996, for the purpose of voting on the adoption of certain proposed amendments to the Indenture dated as of January 1, 1954.



* These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated in parentheses in the description of such exhibit.

  Under written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.