Form 10-Q
period 1996-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1996-05-08
CIK 110104

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
        For the quarterly period ended March 31, 1996

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at April 30, 1996, were 15,232,414, all of which are owned by NICOR Inc.



Northern Illinois Gas                                       Page i

Table of Contents

                                                               Page
Part I.      Financial Information
Item 1.      Financial Statements (Unaudited)                    1

             Consolidated Statement of Income -
              Three and Twelve Months Ended
              March 31, 1996 and 1995                            2

             Consolidated Statement of Cash Flows -
              Three and Twelve Months Ended
              March 31, 1996 and 1995                            3

             Consolidated Balance Sheet -
              March 31, 1996 and 1995, and
              December 31, 1995                                  4

             Notes to the Consolidated Financial Statements      5

Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                         7

Part II.     Other Information

Item 1.      Legal Proceedings                                  10

Item 6.      Exhibits and Reports on Form 8-K                   10

             Signature                                          11

             Exhibit Index                                      12



Selected terms:

Ill.C.C. - Illinois Commerce Commission.

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


Northern Illinois Gas                                                                                     Page 2

Consolidated Statement of Income (Unaudited)
(Millions)
                                                              Three months ended            Twelve months ended
                                                                   March 31                      March 31
                                                              1996        1995               1996         1995
Operating revenues                                          $  652.5    $  569.4           $1,395.8     $1,281.2

Operating expenses
  Cost of gas                                                  439.4       375.1              851.5        772.4
  Operating and maintenance                                     39.3        37.7              156.7        148.0
  Depreciation                                                  46.3        41.5              103.6         94.2
  Taxes, other than income taxes                                51.5        46.6              105.9        100.6
  Income taxes                                                  24.3        21.4               51.5         44.9
                                                               600.8       522.3            1,269.2      1,160.1

Operating income                                                51.7        47.1              126.6        121.1

Other income (expense)
  Interest income                                                  -          .1                2.4          1.3
  Other, net                                                      .3          .2                1.2          1.6
  Income taxes on other income                                   (.1)        (.1)              (1.3)        (1.1)
                                                                  .2          .2                2.3          1.8
Interest expense
  Interest on debt, net of amounts capitalized                  10.6        10.5               38.1         38.8
  Other                                                           .3          .1                1.0           .2
                                                                10.9        10.6               39.1         39.0

Net income                                                      41.0        36.7               89.8         83.9

Dividends on preferred stock                                      .1          .2                 .5           .5

Earnings applicable to common stock                         $   40.9    $   36.5           $   89.3     $   83.4


<F1>
Note:  Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc.  Earnings and dividends per share information is therefore omitted.
<F2>
The accompanying notes are an integral part of this statement.



Northern Illinois Gas                                                                                     Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                    Three months ended      Twelve months ended
                                                                        March 31                  March 31
                                                                    1996         1995         1996         1995

Operating activities
  Net income                                                      $  41.0      $  36.7      $  89.8      $  83.9
  Adjustments to reconcile net income to net
    cash flow provided from operating activities:
      Depreciation                                                   46.3         41.5        103.6         94.2
      Deferred income tax expense (benefit)                           (.3)         1.2          3.5           .8
      Change in working capital items and other:
        Accounts receivable, less allowances                        (45.4)        (6.0)       (80.0)        70.4
        Gas in storage                                               54.2         67.0         (5.8)        (9.7)
        Deferred/accrued gas costs                                  (63.7)        74.2       (112.0)        45.9
        Accounts payable                                             10.7        (63.1)       124.1          8.0
        Accrued taxes                                                32.5         26.4          8.9        (22.4)
        Temporary LIFO liquidation                                   96.7         80.7         16.0        (46.4)
        Gas refunds due customers                                   (10.4)        44.7        (33.2)        47.0
        Other                                                        (3.1)        (5.4)         (.2)          .5

  Net cash flow provided from operating activities                  158.5        297.9        114.7        272.2

Investing activities
  Capital expenditures                                              (18.5)       (26.9)      (143.8)      (167.0)
  Other                                                                 -            -           .3           .5

  Net cash flow used for investing activities                       (18.5)       (26.9)      (143.5)      (166.5)

Financing activities
  Net proceeds from issuing long-term debt                              -            -         49.5         99.1
  Disbursements to retire long-term debt                            (50.0)           -       (100.0)       (50.0)
  Short-term borrowings (repayments), net                           (68.9)      (188.2)        82.7        (10.0)
  Dividends paid                                                    (21.0)       (19.7)       (72.7)       (79.2)
  Other                                                               (.1)         (.1)         (.5)         (.6)

  Net cash flow used for financing activities                      (140.0)      (208.0)       (41.0)       (40.7)

Net increase (decrease) in cash and cash equivalents                    -         63.0        (69.8)        65.0

Cash and cash equivalents, beginning of period                          -          6.8         69.8          4.8

Cash and cash equivalents, end of period                          $     -      $  69.8      $     -      $  69.8


<F1>
The accompanying notes are an integral part of this statement.


Northern Illinois Gas                                                                                     Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                    March 31        December 31         March 31
                          Assets                                      1996              1995              1995

Gas distribution plant, at cost                                     $2,867.1          $2,851.8          $2,737.6
   Less accumulated depreciation                                     1,226.1           1,182.2           1,133.3

                                                                     1,641.0           1,669.6           1,604.3
Other property and investments, net of accumulated
  depletion of $34.4                                                     8.5               8.4               8.2


Current assets
  Cash and cash equivalents - Other                                        -                 -              37.7
                            - Affiliates                                   -                 -              32.1
  Accounts receivable, less allowances of $7.4,
    $4.7 and $6.2, respectively                                        288.2             242.8             208.2
  Deferred gas costs                                                    72.4               8.7                 -
  Gas in storage, at last-in, first-out (LIFO) cost                      8.8              63.0               3.0
  Other                                                                 22.9              25.1              23.6


                                                                       392.3             339.6             304.6

Other assets                                                            67.3              69.1              53.0

                                                                    $2,109.1          $2,086.7          $1,970.1

               Capitalization and Liabilities

Capitalization
  Long-term debt                                                    $  421.3          $  446.2          $  446.5
  Preferred stock
    Redeemable                                                           9.1               9.1               9.6
    Nonredeemable                                                        1.4               1.4               1.4
  Common equity
    Common stock                                                        76.2              76.2              76.2
    Paid-in capital                                                    107.9             107.9             107.8
    Retained earnings                                                  514.2             516.0             501.7

                                                                     1,130.1           1,156.8           1,143.2
Current liabilities
  Long-term obligations due within one year                             25.5              50.5              50.5
  Short-term borrowings                                                 82.7             151.6                 -
  Accounts payable                                                     291.7             281.0             167.6
  Temporary LIFO liquidation                                            96.7                 -              80.7
  Accrued taxes                                                         46.7              14.2              37.8
  Accrued interest                                                      31.7              37.4              30.4
  Gas refunds due customers                                             13.8              24.2              47.0
  Accrued gas costs                                                        -                 -              39.6
  Other                                                                 21.8                 -              17.2

                                                                       610.6             558.9             470.8
Deferred credits and other liabilities
  Deferred income taxes                                                173.2             172.8             165.0
  Regulatory income tax liability                                       85.6              86.5              89.3
  Unamortized investment tax credits                                    50.3              50.8              53.0
  Other                                                                 59.3              60.9              48.8

                                                                       368.4             371.0             356.1

                                                                    $2,109.1          $2,086.7          $1,970.1


<F1>
The accompanying notes are an integral part of this statement.



Northern Illinois Gas                                                Page 5

Notes To The Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Depreciation. Depreciation is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries. In April 1996, the composite depreciation rate increased to
4.1 percent from 3.7 percent.

Gas in Storage. Gas in storage injections and withdrawals are valued using the last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas as a temporary LIFO liquidation.

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended March 31 were (millions):

                                  Three months       Twelve months
                                 1996     1995       1996     1995

    Income taxes paid           $  .9    $ (.6)     $46.6    $66.2

    Interest paid                16.4     17.8       36.9     38.2


REGULATORY MATTERS

Rate Proceeding. On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million general rate increase, of which $12 million relates to the change in the company's composite depreciation rate noted above. The order, effective April 11, 1996, allows the company a rate of return on original-cost rate base of 9.67 percent, which reflects an 11.13 percent cost of common equity. The new rate structure will allow Northern Illinois Gas to recover a larger proportion of its fixed costs during warmer months. The overall result is that the company's earnings will be less sensitive to the effects of weather and the seasonal variations in quarterly earnings will be reduced.

Several parties, including Northern Illinois Gas, have filed Requests for Rehearing, which are pending before the Ill.C.C.. The Ill.C.C. has up to 20 days after receipt to act on the rehearing requests.

LONG-TERM DEBT

In March 1996, $50 million of 4-1/2% First Mortgage Bonds matured. The maturity was financed with general corporate funds.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.



Northern Illinois Gas                                                Page 6

Notes To The Consolidated Financial Statements (Unaudited)
(Concluded)

CONTINGENCIES (Concluded)

Until the early 1950s, manufactured gas facilities were operated in the Northern Illinois Gas service territory. Manufactured gas is now known to have created various by-products that may still be present at these sites. Current environmental laws may require cleanup of these former manufactured gas plant sites ("MGPs"). The company has identified up to 40 properties in its service territory believed to be the location of such sites. Of these 40 properties, Northern Illinois Gas currently owns 15 and formerly owned or leased 13. The remaining 12 were never owned or leased by the company. Information has been presented regarding preliminary reviews of the company's currently owned and formerly owned or leased properties to the Illinois Environmental Protection Agency. More detailed investigations are currently in progress or planned at many of these sites. At certain sites, the current owners are seeking to allocate cleanup costs to former owners or lessees, including Northern Illinois Gas.

The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. Costs are currently being recovered pursuant to Ill.C.C. authorization.

On December 20, 1995, Northern Illinois Gas filed suit against certain insurance carriers in the Circuit Court of Cook County. This suit seeks to declare the insurance carriers liable under policies in effect primarily between the years 1954 and 1985 for costs incurred or to be incurred for environmental cleanup of former manufactured gas plant sites. Presently, management cannot predict the timing or outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.

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



Northern Illinois Gas                                                Page 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Northern Illinois Gas 1995 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the three- and twelve-month periods increased $4.3 million and $5.9 million to $41 million and $89.8 million, respectively, due to an increase in natural gas deliveries resulting from colder weather and higher demand unrelated to weather, partially offset by an increase in depreciation. The impact of increased deliveries on the twelve-month period was also partially offset by higher operating and maintenance expenses.

Revenues for the three- and twelve-month periods increased $83.1 million and $114.6 million, respectively, primarily due to the increase in deliveries noted above. The recovery from customers of lower natural gas costs partially offset the positive impact of increased deliveries on revenues for the twelve-month period.

Margin, defined as operating revenues less cost of gas and revenue taxes, is shown in the following table for the periods ended March 31. Margin increased $14.1 million and $30.1 million for the three- and twelve-month periods, respectively, due to the positive impact of colder weather and higher demand unrelated to weather. The decrease in margin per Mcf delivered in the twelve-month period related to several factors, including the impact of lower margin deliveries due to both colder weather and increased deliveries to other utilities.

                                       Three months      Twelve months
                                       1996    1995      1996    1995

     Margin (Millions)                $168.8  $154.7    $456.4  $426.3

     Margin per Mcf
       delivered                         .74     .75       .82     .88

Operating and maintenance expense increased $8.7 million for the twelve-month period primarily due to higher administrative and general costs.

Depreciation expense increased in both periods primarily due to the change in the plant composite depreciation rate and plant additions. For further information on the change in the plant composite depreciation rate, see Accounting Policies on page 5.

Interest income increased in the twelve-month period due to increased investment levels and higher interest rates.

The effective income tax rate rose to 37 percent from 35.4 percent for the twelve-month period primarily due to less excess deferred taxes turning around.



Northern Illinois Gas                                                Page 8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities decreased $139.4 million and $157.5 million for the three- and twelve-month periods, respectively, primarily due to the timing of gas cost recoveries and the impact of a 1995 gas pipeline refund. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of Northern Illinois Gas' business. The company generally relies on short-term financing to meet temporary working capital needs.

The company maintains short-term credit agreements with major domestic and foreign banks. At March 31, 1996, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million and the company had $82.7 million of commercial paper outstanding. At March 31, 1996, the unused lines of credit under these credit agreements were $167.3 million.

In March 1996, $50 million of 4-1/2% First Mortgage Bonds matured. The maturity was financed with general corporate funds.

RATE PROCEEDING

On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million, 2.8 percent general rate increase effective April 11, 1996. For further information, see Regulatory Matters on page 5.


Northern Illinois Gas                                                                                      Page 9


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can have a material effect on operating results; selected weather statistics are in the table below.  Operating revenues, deliveries and other data are as follows:
                                                        Three months ended              Twelve months ended
                                                             March 31                        March 31
                                                        1996          1995              1996          1995
Operating revenues (Millions):
  Sales
    Residential                                       $  417.5      $  367.8          $  899.6      $  828.7
    Commercial                                           117.4         100.7             234.5         218.1
    Industrial                                            23.1          18.3              40.6          37.5
                                                         558.0         486.8           1,174.7       1,084.3
  Transportation
    Commercial                                            20.3          19.2              51.4          44.3
    Industrial                                            17.9          19.0              61.5          53.9
                                                          38.2          38.2             112.9          98.2

  Revenue taxes and other                                 56.3          44.4             108.2          98.7
                                                      $  652.5      $  569.4          $1,395.8      $1,281.2

Deliveries (Bcf):
  Sales
    Residential                                          115.0          99.9             246.6         205.9
    Commercial                                            31.9          27.0              64.2          54.8
    Industrial                                             6.7           5.2              11.9          10.1
                                                         153.6         132.1             322.7         270.8
  Transportation
    Commercial                                            33.8          25.1              72.7          55.6
    Industrial                                            42.2          48.0             159.8         160.8
                                                          76.0          73.1             232.5         216.4

                                                         229.6         205.2             555.2         487.2


Gas cost per Mcf sold                                 $   2.79      $   2.77          $   2.55      $   2.78


Weather statistics:
  Degree days                                            3,249         2,966             6,394         5,438
  Percent colder (warmer) than normal                      1.8          (6.5)              4.2         (11.3)


Customers at end of period (Thousands):
  Sales
    Residential                                        1,668.0       1,639.3
    Commercial                                           142.4         142.0
    Industrial                                            11.7          11.7
                                                       1,822.1       1,793.0
  Transportation
    Commercial                                            17.4          15.9
    Industrial                                             2.5           2.3
                                                          19.9          18.2

                                                       1,842.0       1,811.2



Northern Illinois Gas                                                Page 10

PART II - Other Information

Item 1.    Legal Proceedings

           For information concerning legal proceedings, see Contingencies in Notes to the Consolidated Financial Statements on page 5, which is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

  (a)      See Exhibit Index on page 12 filed herewith.

  (b) The company did not file a report on Form 8-K during the first quarter of 1996.



Northern Illinois Gas                                                Page 11

Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                            Northern Illinois Gas Company


Date  May 8, 1996                           By     DAVID L. CYRANOSKI
                                                   David L. Cyranoski
                                                 Senior Vice President,
                                                Secretary and Controller



Northern Illinois Gas                                                Page 12

Exhibit Index

 Exhibit
 Number                          Description of Document


  12.01    Computation of Consolidated Ratio of Earnings to Fixed Charges.

  27.01    Financial Data Schedule.