Form 10-Q
period 1996-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1996-08-14
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-Q



(Mark One)

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended June 30, 1996

                                      or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from            to

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


                               (630)983-8888
                       (Registrant's telephone number)


Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at July 31, 1996, were 15,232,414, all of which are owned by NICOR Inc.



Northern Illinois Gas                                                Page i

Table of Contents

                                                                     Page
Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)                            1

           Consolidated Statement of Income -
             Three, Six and Twelve Months Ended
             June 30, 1996 and 1995                                    2

           Consolidated Statement of Cash Flows -
             Six and Twelve Months Ended
             June 30, 1996 and 1995                                    3

           Consolidated Balance Sheet -
             June 30, 1996 and 1995, and
             December 31, 1995                                         4

           Notes to the Consolidated Financial Statements              5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                7

Part II.   Other Information

Item 1.    Legal Proceedings                                          10

Item 6.    Exhibits and Reports on Form 8-K                           10

           Signature                                                  11

           Exhibit Index                                              12




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



Northern Illinois Gas                                                                                Page 2

Consolidated Statement of Income (Unaudited)
(Millions)
                                        Three months ended        Six months ended       Twelve months ended
                                             June 30                  June 30                  June 30
                                         1996       1995          1996       1995          1996       1995

Operating revenues                     $  284.7   $  208.9      $  937.2   $  778.3      $1,471.6   $1,258.8

Operating expenses
  Cost of gas                             157.0      106.0         596.4      481.1         902.5      748.6
  Operating and maintenance                37.8       37.3          77.1       75.0         157.2      148.1
  Depreciation                             18.1       16.0          64.4       57.5         105.7       95.5
  Taxes, other than income taxes           24.3       19.0          75.8       65.5         111.2       98.6
  Income taxes                             13.6        7.9          37.9       29.4          57.2       45.7
                                          250.8      186.2         851.6      708.5       1,333.8    1,136.5

Operating income                           33.9       22.7          85.6       69.8         137.8      122.3

Other income (expense)
  Interest income                            .1        2.0            .1        2.1            .4        2.6
  Other, net                                 .3         .3            .6         .6           1.1        2.2
  Income taxes on other income              (.1)       (.9)          (.2)      (1.1)          (.4)      (1.8)
                                             .3        1.4            .5        1.6           1.1        3.0
Interest expense
  Interest on debt, net of amounts
    capitalized                             9.6        8.9          20.1       19.4          38.7       39.1
  Other                                     2.0         .1           2.4         .3           2.9         .1
                                           11.6        9.0          22.5       19.7          41.6       39.2

Net income                                 22.6       15.1          63.6       51.7          97.3       86.1

Dividends on preferred stock                 .1         .2            .3         .2            .5         .5

Earnings applicable to common stock    $   22.5   $   14.9      $   63.3   $   51.5      $   96.8   $   85.6


<F1>
Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc.  Earnings and dividends per share information is therefore omitted.
<F2>
The accompanying notes are an integral part of this statement.


Northern Illinois Gas                                                                                Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                 Six months ended       Twelve months ended
                                                                     June 30                  June 30
                                                                 1996        1995         1996         1995
Operating activities
  Net income                                                   $  63.6     $  51.7      $  97.3      $  86.1
  Adjustments to reconcile net income to net
    cash flow provided from operating activities:
      Depreciation                                                64.4        57.5        105.7         95.5
      Deferred income tax expense (benefit)                       (1.5)        2.6           .9          1.0
      Change in working capital items and other:
        Accounts receivable, less allowances                      95.2       115.8        (61.2)        20.7
        Gas in storage                                            42.8        58.3         (8.5)       (10.3)
        Deferred/accrued gas costs                               (24.5)       54.9        (53.5)        27.4
        Accounts payable                                         (64.6)      (26.0)        11.7         26.2
        Temporary LIFO liquidation                                12.0        30.7        (18.7)       (19.4)
        Gas refunds due customers                                (20.1)       43.3        (41.5)        42.4
        Other                                                     10.8         2.8          8.4        (12.9)

  Net cash flow provided from operating activities               178.1       391.6         40.6        256.7

Investing activities
  Capital expenditures                                           (42.5)      (60.2)      (134.5)      (165.6)
  Other                                                              -          .2           .1           .8

  Net cash flow used for investing activities                    (42.5)      (60.0)      (134.4)      (164.8)

Financing activities
  Net proceeds from issuing long-term debt                           -           -         49.5         99.1
  Disbursements to retire long-term debt                         (50.0)          -       (100.0)       (50.0)
  Short-term borrowings (repayments), net                        (42.3)     (188.2)       109.3            -
  Dividends paid                                                 (42.7)      (37.0)       (77.1)       (76.6)
  Other                                                            (.6)        (.5)         (.6)         (.2)

  Net cash flow used for financing activities                   (135.6)     (225.7)       (18.9)       (27.7)

Net increase (decrease) in cash and cash equivalents                 -       105.9       (112.7)        64.2

Cash and cash equivalents, beginning of period                       -         6.8        112.7         48.5

Cash and cash equivalents, end of period                       $     -     $ 112.7      $     -      $ 112.7


<F1>
The accompanying notes are an integral part of this statement.


Northern Illinois Gas                                                                              Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                              June 30         December 31         June 30
                          Assets                                1996              1995              1995

Gas distribution plant, at cost                              $ 2,889.0          $ 2,851.8        $ 2,766.5
  Less accumulated depreciation                                1,243.1            1,182.2          1,143.1

                                                               1,645.9            1,669.6          1,623.4
Other property and investments, net of accumulated
  depletion of $34.4                                               8.5                8.4              8.1


Current assets
  Cash and cash equivalents - Affiliates                             -                  -             64.6
                            - Other                                  -                  -             48.1
  Accounts receivable, less allowances of $7.4,
    $4.7 and $6.1, respectively                                  147.6              242.8             86.4
  Deferred gas costs                                              33.2                8.7                -
  Gas in storage, at last-in, first-out (LIFO) cost               20.2               63.0             11.7
  Other                                                           23.9               25.1             23.9

                                                                 224.9              339.6            234.7

Other assets                                                      66.7               69.1             54.5

                                                             $ 1,946.0          $ 2,086.7        $ 1,920.7

               Capitalization and Liabilities

Capitalization
  Long-term debt                                             $   421.4          $   446.2        $   446.6
  Preferred stock
    Redeemable                                                     8.6                9.1              9.1
    Nonredeemable                                                  1.4                1.4              1.4
  Common equity
    Common stock                                                  76.2               76.2             76.2
    Paid-in capital                                              107.9              107.9            107.9
    Retained earnings                                            512.3              516.0            499.5

                                                               1,127.8            1,156.8          1,140.7
Current liabilities
  Long-term obligations due within one year                       25.5               50.5             50.5
  Short-term borrowings                                          109.3              151.6                -
  Accounts payable                                               216.4              281.0            204.7
  Accrued interest                                                38.9               37.4             37.7
  Temporary LIFO liquidation                                      12.0                  -             30.7
  Gas refunds due customers                                        4.1               24.2             45.6
  Accrued gas costs                                                  -                  -             20.3
  Other                                                           43.5               14.2             33.4

                                                                 449.7              558.9            422.9
Deferred credits and other liabilities
  Deferred income taxes                                          173.1              172.8            166.6
  Regulatory income tax liability                                 85.1               86.5             88.6
  Unamortized investment tax credits                              49.8               50.8             51.7
  Other                                                           60.5               60.9             50.2

                                                                 368.5              371.0            357.1

                                                             $ 1,946.0          $ 2,086.7        $ 1,920.7


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

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended June 30 were (millions):


                                   Six months        Twelve months
                                  1996    1995       1996    1995

    Income taxes paid             $32.9   $20.9      $57.0   $57.0

    Interest paid                  20.7    19.2       39.7    38.1


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

In May 1996, the Ill.C.C. denied requests for rehearing filed by several parties including Northern Illinois Gas. The company and other parties have subsequently appealed the Ill.C.C.'s order to the Third District Appellate Court of Illinois.

LONG-TERM DEBT

On August 13, 1996, the company issued $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds of the sale replenished general corporate funds which were used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and the completion of the Elgin-Volo pipeline project.



Northern Illinois Gas                                                Page 6

Notes To The Consolidated Financial Statements (Unaudited)
(Concluded)

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

Until the early 1950s, manufactured gas facilities were operated in the Northern Illinois Gas service territory. Manufactured gas is now known to have created various by-products that may still be present at these sites. Current environmental laws may require cleanup of these former manufactured gas plant sites. The company has identified up to 40 properties in its service territory believed to be the location of such sites. Of these 40 properties, Northern Illinois Gas currently owns 15 and formerly owned or leased 13. The remaining properties were never owned or leased by the company. Information has been presented to the Illinois Environmental Protection Agency regarding preliminary reviews of the company's currently owned and formerly owned or leased properties. More detailed investigations are either currently in progress or planned at many of these sites. At certain sites, the current owners are seeking to allocate cleanup costs to former owners or lessees, including Northern Illinois Gas.

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

RESULTS OF OPERATIONS

Net income for the three-, six- and twelve-month periods ended June 30, 1996, rose $7.5 million to $22.6 million, $11.9 million to $63.6 million and $11.2 million to $97.3 million, respectively, from the corresponding 1995 periods. For the three-month period, the increase was due primarily to the impact of a 2.8 percent general rate increase along with rate design changes which shift some revenues from cold-weather months to warm-weather months. For the six- and twelve-month periods, the increase was due primarily to the positive impact of higher deliveries. The April 1996 rate case result also contributed to the improvements.

Operating revenues increased $75.8 million, $158.9 million and $212.8 million for the three-, six- and twelve-month periods, respectively, due primarily to increased deliveries and higher natural gas costs which are passed through to sales customers. Increased deliveries were attributable to the positive impact of colder weather and demand growth.

Margin, defined as operating revenues less cost of gas and revenue taxes, is shown in the following table for the periods ended June 30. Margin increased in each period due primarily to higher deliveries and the impact of the general rate increase. Margin per Mcf delivered for the three-month period rose sharply as a result of the general rate increase along with rate design changes which shift some revenues from cold-weather months to warm-weather months.

                          Three months     Six months      Twelve months
                          1996    1995    1996     1995    1996    1995

   Margin (Millions)    $106.8   $ 87.2  $275.7  $241.9   $476.1  $429.8

   Margin per Mcf
     delivered            1.13     1.00     .85     .83      .85     .87


Operating and maintenance expense increased $9.1 million for the twelve-month period due primarily to higher administrative and general costs.

Depreciation expense increased in each period due primarily to the change in the plant composite depreciation rate and plant additions. For further information on the change in the plant composite depreciation rate, see Accounting Policies on page 5.

Interest income decreased in each period due to lower investment levels.

Interest expense increased in each period due primarily to higher interest on income tax adjustments.

The effective income tax rate rose to 37.2 percent from 35.5 percent for the twelve-month period due primarily to less excess deferred taxes turning around.



Northern Illinois Gas                                                Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities decreased $213.5 million and $216.1 million for the six- and twelve-month periods, respectively, due to the timing of gas cost recoveries, the impact of a 1995 gas pipeline refund and a return to normal levels of customer advance payments. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of Northern Illinois Gas' business. The company generally relies on short-term financing to meet temporary working capital needs.

The company maintains short-term credit agreements with major domestic and foreign banks. At June 30, 1996, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million, and the company had $109.3 million of commercial paper outstanding. At June 30, 1996, the unused lines of credit under these credit agreements were $140.7 million.

On August 13, 1996, the company issued $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds of the sale replenished general corporate funds which were used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and the completion of the Elgin-Volo pipeline project.

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


Northern Illinois Gas                                                                                    Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results.  Operating revenues, deliveries, weather statistics and other data are presented below.
                                         Three months ended         Six months ended         Twelve months ended
                                               June 30                   June 30                   June 30
                                          1996        1995          1996        1995          1996        1995
Operating revenues (Millions):
  Sales
    Residential                         $  181.7    $  131.7      $  599.2    $  499.5      $  949.5    $  812.2
    Commercial                              45.9        31.9         163.3       132.6         248.6       213.7
    Industrial                               7.4         4.7          30.5        23.0          43.3        35.7
                                           235.0       168.3         793.0       655.1       1,241.4     1,061.6
  Transportation
    Commercial                              10.6         8.6          31.0        27.8          53.4        45.5
    Industrial                              11.7        13.5          29.6        32.5          59.7        56.5
                                            22.3        22.1          60.6        60.3         113.1       102.0

  Revenue taxes and other                   27.4        18.5          83.6        62.9         117.1        95.2
                                        $  284.7    $  208.9      $  937.2    $  778.3      $1,471.6    $1,258.8


Deliveries (Bcf):
  Sales
    Residential                             35.8        33.1         150.8       133.1         249.2       210.1
    Commercial                               9.2         8.3          41.1        35.3          65.1        55.9
    Industrial                               1.6         1.4           8.3         6.6          12.2        10.1
                                            46.6        42.8         200.2       175.0         326.5       276.1

  Transportation
    Commercial                              11.3         9.2          45.2        34.4          74.8        56.5
    Industrial                              36.7        35.3          78.8        83.2         161.2       159.3
                                            48.0        44.5         124.0       117.6         236.0       215.8

                                            94.6        87.3         324.2       292.6         562.5       491.9


Gas cost per Mcf sold                   $   3.29    $   2.35      $   2.91    $   2.66      $   2.68    $   2.63


Weather statistics:
  Degree days                                801         726         4,004       3,692         6,423       5,535
  Percent colder (warmer) than normal       16.4         5.8           4.1        (4.3)          5.2        (9.8)


Customers at end of period (Thousands):
 Sales
   Residential                           1,668.3     1,638.7
   Commercial                              140.5       140.6
   Industrial                               11.5        11.5
                                         1,820.3     1,790.8

 Transportation
   Commercial                               17.8        16.1
   Industrial                                2.6         2.4
                                            20.4        18.5

                                         1,840.7     1,809.3


Northern Illinois Gas                                                Page 10

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Regulatory Matters and Contingencies in Notes to the Consolidated Financial Statements beginning on page 5, which are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 12 filed herewith.

  (b) The company did not file a report on Form 8-K during the second quarter of 1996.



Northern Illinois Gas                                                Page 11

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Northern Illinois Gas Company



Date  August 14, 1996                   By         DAVID L. CYRANOSKI
                                                   David L. Cyranoski
                                                 Senior Vice President,
                                                Secretary and Controller



Northern Illinois Gas                                                Page 12

Exhibit Index

Exhibit
 Number                        Description of Document

  1.01 Underwriting Agreement, dated August 6, 1996, between the company and PaineWebber Incorporated.

  4.01 Supplemental Indenture, dated May 10, 1996, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954.

  4.02 Supplemental Indenture, dated August 1, 1996, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954.

 12.01   Computation of Consolidated Ratio of Earnings to Fixed Charges.

 27.01   Financial Data Schedule.