Form 10-Q
period 1996-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1996-11-14
CIK 110104

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-Q



(Mark One)

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended September 30, 1996

                                 or

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


                              (630) 983-8888
                       (Registrant's telephone number)


Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at October 31, 1996, were 15,232,414, all of which are owned by NICOR Inc.





Northern Illinois Gas                                                Page i

Table of Contents

                                                                       Page
Part I.      Financial Information
Item 1.      Financial Statements (Unaudited)                            1

             Consolidated Statement of Income -
               Three, Nine and Twelve Months Ended
               September 30, 1996 and 1995                               2

             Consolidated Statement of Cash Flows -
               Nine and Twelve Months Ended
               September 30, 1996 and 1995                               3

             Consolidated Balance Sheet -
               September 30, 1996 and 1995, and
               December 31, 1995                                         4

             Notes to the Consolidated Financial Statements              5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                7

Part II.     Other Information

Item 1.      Legal Proceedings                                          10

Item 6.      Exhibits and Reports on Form 8-K                           10

             Signature                                                  11

             Exhibit Index                                              12




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




Northern Illinois Gas                                                                                Page 2

Consolidated Statement of Income (Unaudited)
(Millions)
                                        Three months ended       Nine months ended       Twelve months ended
                                           September 30             September 30             September 30
                                         1996       1995          1996       1995          1996       1995

Operating revenues                     $  161.0   $  117.5      $1,098.3   $  895.8      $1,515.2   $1,247.1

Operating expenses
  Cost of gas                              68.6       46.3         664.9      527.4         924.7      737.2
  Operating and maintenance                36.0       35.7         113.2      110.7         157.5      148.0
  Depreciation                             13.0       11.3          77.4       68.8         107.4       96.8
  Taxes, other than income taxes           11.6        9.9          87.5       75.3         113.1       98.3
  Income taxes                              7.7        2.0          45.6       31.4          62.9       46.3
                                          136.9      105.2         988.6      813.6       1,365.6    1,126.6

Operating income                           24.1       12.3         109.7       82.2         149.6      120.5

Other income (expense)
  Interest income                             -         .3            .1        2.5            .1        2.5
  Other, net                                  -        (.1)           .6         .5           1.2        2.0
  Income taxes on other income                -        (.1)          (.2)      (1.2)          (.3)      (1.7)
                                              -         .1            .5        1.8           1.0        2.8
Interest expense
  Interest on debt, net of amounts
    capitalized                            11.2        8.3          31.4       27.8          41.6       38.6
  Other                                      .1         .1           2.4         .4           2.9        (.6)
                                           11.3        8.4          33.8       28.2          44.5       38.0

Net income                                 12.8        4.0          76.4       55.8         106.1       85.3

Dividends on preferred stock                 .1         .1            .4         .4            .5         .6

Earnings applicable to common stock    $   12.7   $    3.9      $   76.0   $   55.4      $  105.6   $   84.7



<F1>
Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc.  Earnings and dividends per share information is therefore omitted.

<F2>
The accompanying notes are an integral part of this statement.



Northern Illinois Gas                                                                                Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)

                                                               Nine months ended       Twelve months ended
                                                                    September 30             September 30
                                                                  1996        1995         1996        1995
Operating activities
  Net income                                                    $  76.4     $  55.8      $ 106.1     $  85.3
  Adjustments to reconcile net income to net
    cash flow provided from operating activities:
      Depreciation                                                 77.4        68.8        107.4        96.8
      Deferred income tax expense (benefit)                        (1.6)        2.6           .8         2.5
      Change in working capital items and other:
        Accounts receivable, less allowances                      123.7       123.5        (40.4)        9.1
        Gas in storage                                            (72.0)       11.1        (76.1)       32.6
        Deferred/accrued gas costs                                (33.7)       17.4        (25.2)       (2.5)
        Accounts payable                                          (74.7)        1.8        (26.2)       18.0
        Gas refunds due customers                                 (24.2)       40.2        (42.5)       39.3
        Accrued interest                                          (11.9)       (8.0)        (4.2)       (1.8)
        Other                                                      (3.5)      (16.8)        13.9        (5.1)

  Net cash flow provided from operating activities                 55.9       296.4         13.6       274.2

Investing activities
  Capital expenditures                                            (68.2)     (104.1)      (116.3)     (156.8)
  Other                                                             (.7)         .3          (.7)         .8

  Net cash flow used for investing activities                     (68.9)     (103.8)      (117.0)     (156.0)

Financing activities
  Net proceeds from issuing long-term debt                         74.3           -        123.8           -
  Disbursements to retire long-term debt                          (50.0)      (50.0)       (50.0)      (50.0)
  Short-term borrowings (repayments), net                          56.4       (94.6)       114.4         6.4
  Dividends paid                                                  (67.3)      (54.2)       (84.5)      (74.0)
  Other                                                             (.4)        (.5)         (.4)        (.6)

  Net cash flow provided from (used for) financing
    activities                                                     13.0      (199.3)       103.3      (118.2)

Net decrease in cash and cash equivalents                             -        (6.7)         (.1)          -

Cash and cash equivalents, beginning of period                        -         6.8           .1          .1

Cash and cash equivalents, end of period                        $     -     $    .1      $     -     $    .1



<F1>
The accompanying notes are an integral part of this statement.


Northern Illinois Gas                                                                                Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                           September 30       December 31       September 30
                          Assets                               1996               1995              1995

Gas distribution plant, at cost                              $ 2,911.9         $ 2,851.8          $ 2,805.6
  Less accumulated depreciation                                1,253.4           1,182.2            1,153.1

                                                               1,658.5           1,669.6            1,652.5
Other property and investments, net of accumulated
  depletion of $34.4                                               8.5               8.4                8.1


Current assets
  Cash and cash equivalents                                          -                 -                 .1
  Accounts receivable, less allowances of $5.4,
    $4.7 and $4.2, respectively                                  119.1             242.8               78.7
  Gas in storage, at last-in, first-out cost                     135.0              63.0               58.9
  Deferred gas costs                                              42.4               8.7               17.2
  Other                                                           23.1              25.1               35.4

                                                                 319.6             339.6              190.3

Other assets                                                      68.4              69.1               57.6

                                                             $ 2,055.0         $ 2,086.7          $ 1,908.5

               Capitalization and Liabilities

Capitalization
  Long-term debt                                             $   495.9         $   446.2          $   396.6
  Preferred stock
    Redeemable                                                     8.6               9.1                9.1
    Nonredeemable                                                  1.4               1.4                1.4
  Common equity
    Common stock                                                  76.2              76.2               76.2
    Paid-in capital                                              107.9             107.9              107.9
    Retained earnings                                            500.6             516.0              486.3

                                                               1,190.6           1,156.8            1,077.5
Current liabilities
  Long-term obligations due within one year                       25.5              50.5               50.5
  Short-term borrowings                                          208.0             151.6               93.6
  Accounts payable                                               206.3             281.0              232.5
  Accrued interest                                                25.5              37.4               29.7
  Gas refunds due customers                                          -              24.2               42.5
  Other                                                           30.0              14.2               22.4

                                                                 495.3             558.9              471.2
Deferred credits and other liabilities
  Deferred income taxes                                          173.2             172.8              168.8
  Regulatory income tax liability                                 84.5              86.5               87.6
  Unamortized investment tax credits                              49.2              50.8               51.2
  Other                                                           62.2              60.9               52.2

                                                                 369.1             371.0              359.8

                                                             $ 2,055.0         $ 2,086.7          $ 1,908.5


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

CASH FLOW INFORMATION

Income taxes paid, net of refunds, and interest paid, net of amounts capitalized, for the periods ended September 30 were (millions):


                                   Nine months       Twelve months
                                  1996    1995       1996    1995

      Income taxes paid           $49.5   $37.0      $57.5   $46.7

      Interest paid                46.6    35.5       49.3    38.9


REGULATORY MATTERS

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

In May 1996, the Ill.C.C. denied requests for rehearing filed by several parties including Northern Illinois Gas. The company and other parties have subsequently appealed certain aspects of the Ill.C.C.'s order to the Third District Appellate Court of Illinois.

On August 15, 1996, Northern Illinois Gas filed a performance-based rate plan with the Ill.C.C. for gas supply costs. The filing was in response to a recent amendment to the Illinois Public Utilities Act which allows utilities to propose programs consisting of alternatives to traditional cost of service regulation. Currently, natural gas supply costs are recovered from customers without mark-up. Under the proposed program, Northern Illinois Gas would compare its total annual gas supply costs against a market-based benchmark, and any difference would be shared between Northern Illinois Gas and its customers. The Ill.C.C. has up to 11 months to hold hearings and act on the request.

LONG-TERM DEBT

On August 6, 1996, Northern Illinois Gas sold $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds from the sale of the bonds replenished corporate funds which were used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and for general corporate purposes.





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

On December 20, 1995, Northern Illinois Gas filed suit in the Circuit Court of Cook County against certain insurance carriers. This suit seeks to declare the insurance carriers liable under policies in effect primarily between the years 1954 and 1985 for costs incurred or to be incurred for environmental cleanup of former manufactured gas plant sites. Presently, management cannot predict the timing or outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.

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

RESULTS OF OPERATIONS

Net income for the three-, nine- and twelve-month periods ended
September 30, 1996, rose $8.8 million to $12.8 million, $20.6 million to $76.4 million and $20.8 million to $106.1 million, respectively, from the corresponding 1995 periods. For the three-month period, the increase was due to the impact of the April 1996 rate case which included a 2.8 percent general rate increase and rate design changes which shift certain revenues and earnings from cold-weather months to warm-weather months. For the nine- and twelve-month periods, the increase was a result of the rate case and an increase in deliveries of natural gas, partially offset by higher depreciation. The positive impact of the rate case and higher deliveries on the twelve-month period was also partially offset by higher operating and maintenance expenses.

Operating revenues increased $43.5 million, $202.5 million and $268.1 million for the three-, nine- and twelve-month periods, respectively, from the corresponding 1995 periods. For the three-month period, the increase was due to higher natural gas supply costs, which are recovered from customers, and the impact of the rate case. For the nine- and twelve-month periods, the increase was due to an increase in deliveries, higher gas costs and the impact of the rate case. Higher deliveries were attributable to the positive impact of colder weather, demand growth among existing customers and customer additions.

Margin, defined as operating revenues less cost of gas and revenue taxes, is shown in the following table for the periods ended September 30. The improvement in each period's margin was due in large part to the positive effect of the rate case. The impact of higher deliveries also contributed to the increase in margin for the nine- and twelve-month periods. Margin per Mcf delivered for each period rose primarily as a result of the rate case.

                        Three months      Nine months    Twelve months
                        1996     1995    1996    1995    1996    1995

    Margin (Millions)  $ 84.1   $ 64.4  $359.8  $306.2  $495.9  $429.6

    Margin per Mcf
      delivered          1.35     1.00     .93     .86     .89     .86

Operating and maintenance expense increased $9.5 million for the twelve-month period due primarily to higher administrative and general costs and a higher bad debt provision.

Depreciation expense increased in each period due to the change in the plant composite depreciation rate and plant additions. For further information on the change in the plant composite depreciation rate, see Accounting Policies on page 5.




Northern Illinois Gas                                                Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Concluded)

Interest income decreased in each period due to lower investment levels.

Interest on debt increased in each period due primarily to the impact of higher borrowing levels. Other interest expense increased in the nine- and twelve-month periods due to higher interest on income tax adjustments.

The effective income tax rate rose to 37.6 percent from 34.2 percent for the three-month period. The third quarter 1995 effective tax rate was unusually low due mainly to adjustments related to prior interim periods. For the twelve-month period, the effective income tax rate rose to 37.3 percent from 36 percent due in large part to less excess deferred taxes turning around.

FINANCIAL CONDITION

Net cash flow from operating activities decreased $240.5 million and $260.6 million for the nine- and twelve-month periods, respectively, due to increased gas in storage, the timing of gas cost recoveries, a 1995 gas pipeline refund and a return to normal levels of customer advance payments. Net cash flow from operations may fluctuate widely from one interim period to another due to the seasonal nature of Northern Illinois Gas' business.
The company generally relies on short-term financing to meet temporary working capital needs.

The company maintains short-term credit agreements with major domestic and foreign banks. At September 30, 1996, these agreements, which serve as backup for the issuance of commercial paper, totaled $248 million, and the company had $202.1 million of commercial paper outstanding. At
September 30, 1996, the unused lines of credit under these credit agreements were $45.9 million.

On August 6, 1996, the company sold $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds from the sale of the bonds replenished corporate funds which were used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and for general corporate purposes.

REGULATORY MATTERS

On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million, 2.8 percent general rate increase effective April 11, 1996. On August 15, 1996, the company filed a performance-based rate plan with the Ill.C.C. for gas supply costs. For further information relating to these items, see Regulatory Matters on page 5.




Northern Illinois Gas                                                                                Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results.  Operating revenues, deliveries, weather statistics and other data are presented below.
                                          Three months ended      Nine months ended      Twelve months ended
                                             September 30            September 30            September 30
                                           1996       1995         1996       1995         1996       1995
Operating revenues (Millions):
  Sales
    Residential                          $  104.7   $   72.0     $  703.9   $  571.5     $  982.2   $  803.6
    Commercial                               23.9       15.6        187.2      148.2        256.9      210.4
    Industrial                                3.4        1.6         33.9       24.6         45.1       34.6
                                            132.0       89.2        925.0      744.3      1,284.2    1,048.6
  Transportation
    Commercial                                7.8        6.2         38.7       34.0         55.0       45.8
    Industrial                               10.7       12.8         40.4       45.3         57.6       58.7
                                             18.5       19.0         79.1       79.3        112.6      104.5

  Revenue taxes and other                    10.5        9.3         94.2       72.2        118.4       94.0

                                         $  161.0   $  117.5     $1,098.3   $  895.8     $1,515.2   $1,247.1


Deliveries (Bcf):
  Sales
    Residential                              15.5       15.4        166.3      148.5        249.3      210.6
    Commercial                                3.7        3.6         44.8       38.9         65.2       55.7
    Industrial                                 .6         .4          8.9        6.9         12.4        9.8
                                             19.8       19.4        220.0      194.3        326.9      276.1
  Transportation
    Commercial                                6.3        6.4         51.4       40.8         74.6       56.9
    Industrial                               36.1       38.6        114.9      121.8        158.7      165.4
                                             42.4       45.0        166.3      162.6        233.3      222.3

                                             62.2       64.4        386.3      356.9        560.2      498.4


Gas cost per Mcf sold                    $   3.27   $   2.12     $   2.94   $   2.61     $   2.75   $   2.58


Weather statistics:
  Degree days                                  84         93        4,088      3,785        6,414      5,562
  Percent colder (warmer) than normal          (5)         2            4         (4)           5         (9)


Customers at end of period (Thousands):
 Sales
    Residential                           1,670.3    1,641.1
    Commercial                              139.1      139.1
    Industrial                               11.4       11.4
                                          1,820.8    1,791.6

 Transportation
    Commercial                               17.9       16.4
    Industrial                                2.7        2.4
                                             20.6       18.8

                                          1,841.4    1,810.4




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

  (b) The company did not file a report on Form 8-K during the third quarter of 1996.




Northern Illinois Gas                                                Page 11

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   Northern Illinois Gas Company



Date   November 13, 1996           By        DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                            Senior Vice President,
                                           Secretary and Controller





Northern Illinois Gas                                                Page 12

Exhibit Index

Exhibit
 Number                        Description of Document

 12.01   Computation of Consolidated Ratio of Earnings to Fixed Charges.

 27.01   Financial Data Schedule.