Form 10-K405
period 1996-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1997-03-26
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K



(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1996
                               or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from            to

Commission file number 1-7296


                         NORTHERN ILLINOIS GAS COMPANY
            (Exact name of registrant as specified in its charter)

              Illinois                                         36-2863847
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)

              1844 Ferry Road
            Naperville, Illinois                                60563-9600
  (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code  (630) 983-8888

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of common stock, par value $5, outstanding at February 28, 1997, were 15,232,414 all of which are owned by NICOR Inc.




Northern Illinois Gas                                                Page i

Table of Contents

Item No.                                                                 Page
             Part I
    1.       Business...................................................    1

    2.       Properties.................................................    5

    3.       Legal Proceedings..........................................    5

    4.       Submission of Matters to a Vote of Security Holders........    *

             Part II
    5.       Market for Registrant's Common Equity and Related
               Stockholder Matters......................................    5

    6.       Selected Financial Data....................................    *

    7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    6

    8.       Financial Statements and Supplementary Data................   12

    9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................   26

             Part III
   10.       Directors and Executive Officers of the Registrant.........    *

   11.       Executive Compensation.....................................    *

   12.       Security Ownership of Certain Beneficial Owners
               and Management...........................................    *

   13.       Certain Relationships and Related Transactions.............    *

             Part IV
   14.       Exhibits, Financial Statement Schedule, and Reports
               on Form 8-K..............................................   26

             Signatures.................................................   28

             Supplemental Information...................................   29

             Exhibit Index..............................................   30

Selected abbreviations:

FERC - Federal Energy Regulatory Commission
Ill.C.C. - Illinois Commerce Commission
Mcf, Bcf - Thousand cubic feet, billion cubic feet

* The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required Item.



Northern Illinois Gas                                                Page 1

PART I

Item 1.   Business

Northern Illinois Gas, formed in 1954, is a wholly owned subsidiary of NICOR Inc., a holding company.

GENERAL

Northern Illinois Gas is one of the nation's largest gas distribution utilities. The company delivers natural gas to about 1.9 million customers, including transportation service, gas storage and gas supply backup to approximately 21,000 commercial and industrial customers who purchase their own gas supplies. The company has approximately 2,200 employees. The company's service territory spans over 17,000 square miles, covering more than 600 communities and adjacent areas in 35 counties and encompasses most of the northern third of Illinois, excluding the city of Chicago. Northern Illinois Gas maintains franchise agreements with 474 municipalities with terms ranging up to 50 years. More than 65 percent, or approximately 315 franchise agreements, will expire in 15 years or more. Only 23 agreements, or 5 percent, will expire in less than five years. These agreements allow the company to construct, operate and maintain distribution facilities in the municipalities served.

The Northern Illinois Gas service territory has a stable economic base that provides strong and balanced demand among residential, commercial and industrial customers. Residential customers account for about 45 percent of the company's total gas deliveries, while industrial and commercial customers account for approximately 30 percent and 25 percent of deliveries, respectively. In addition, the company's industrial and commercial customer base is well-diversified, lessening the impact of industry-specific economic swings. See Operating Statistics on page 9 for operating revenues, deliveries and customers by customer classification.

Gas deliveries are seasonal since approximately 50 percent are used for space heating. Typically, 70 percent to 75 percent of deliveries and revenues occur from October through March.

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

Northern Illinois Gas makes about 35 Bcf, or nearly one quarter of company-owned storage capacity, available to its transportation customers.




Northern Illinois Gas                                                Page 2

Item 1.   Business (continued)

In recent years, Northern Illinois Gas has developed several nontraditional activities that are intended to maximize the value of the company's assets, expertise and customer base. These activities included: providing transportation service to neighboring pipelines and gas distribution companies; providing a variety of hub services to buyers and sellers of natural gas; and providing storage services to customers, gas marketers and others; selling space to outside vendors for direct-mail inserts in customer bills; and providing water meter reading and other services to municipalities.

SOURCES OF GAS SUPPLY

Northern Illinois Gas purchases gas supplies on a deregulated basis directly from producers, marketers and affiliates of pipelines. Pipeline transportation and purchased storage services are contracted for at rates regulated by the FERC.

Northern Illinois Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company believes natural gas supply availability will be sufficient to meet market demands in the foreseeable future.

Gas supply. Northern Illinois Gas maintains a diversified portfolio of gas supply contracts. Firm gas supply contracts are diversified by supplier, producing region, quantity, available transportation, contract length and contract expiration date. Contract pricing is generally tied to published price indices so as to approximate current market prices. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day. At the end of 1996, the company had about 45 firm gas supply contracts, of which nearly 60 percent of the the contracted volumes will expire in 1997 and the remainder by 2001.
The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing.

The sources of gas purchased for the past three years were:

                                             Year Ended December 31
                                   1996                  1995                   1994
      Source                   Bcf        %          Bcf        %           Bcf        %

Firm gas supply               189.7      54.3       237.4      78.2        246.8      84.6
Spot gas                      159.8      45.7        66.2      21.8         44.8      15.4

                              349.5     100.0       303.6     100.0        291.6     100.0


Northern Illinois Gas                                                Page 3

Item 1.   Business (continued)

Customers served under the company's transportation service tariffs purchase their own gas supplies. Approximately 40 percent of the gas that the company delivered in 1996 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation contracts. Northern Illinois Gas is directly connected to five interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts with these pipelines at the end of 1996 are summarized below:

                                                                        Total maximum
                                          Year of service              daily contract
                                             agreement                    capacity
      Major pipelines                        expiration                     (Bcf)

Natural Gas Pipeline Company
  of America                                     2000                         .92(a)
Midwestern Gas Transmission
  Company                                        2000                         .29
Northern Natural Gas Company                  1999/2000                       .19

<F1>
                                                                             1.40
(a) Excludes .49 Bcf of delivered storage service.

The company contracts for transportation capacity necessary to meet peak day requirements. Contracted capacity that is temporarily not needed can be released in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company's cost of gas charged to customers.

Storage. Northern Illinois Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry and is able to meet up to 60 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. On an annual basis, the company cycles about 130 Bcf of gas through its storage fields. In addition to the company-owned facilities, Northern Illinois Gas purchases about 43 Bcf of storage service from interstate pipelines and other storage facility operators. Storage facilities provide supply flexibility, improve reliability of deliveries and reduce costs.

COMPETITION/DEMAND

Northern Illinois Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. About 95 percent of all single-family homes in Northern Illinois Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil. Significant factors that impact demand for gas include weather, economic conditions and the price of gas relative to competitive fuels.



Northern Illinois Gas                                                Page 4

Item 1.   Business (concluded)

The natural gas industry has been going through deregulation at both the federal and state levels for several years. Deregulation has also recently spread to the electric utility industry, and many electric utilities have begun reducing their costs in anticipation of increased competition. Although Northern Illinois Gas' traditional pricing advantage compared to electricity may decrease as the price of electricity declines, the company expects to maintain a pricing advantage in the foreseeable future.

Additional information on competition and demand is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 6 and 7.

REGULATION

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

In April 1996, the Ill.C.C. granted Northern Illinois Gas a 2.8 percent, $33.7 million general rate increase. In August 1996, Northern Illinois Gas filed a performance-based rate plan with the Ill.C.C. for gas supply costs and in January 1997 announced its intention to withdraw the filing. For further information relating to these items, see Regulatory Matters on page 20.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is presented in the Contingencies section of the Notes to the Consolidated Financial Statements on pages 24 and 25.



Northern Illinois Gas                                                Page 5

Item 2.  Properties

The company's properties are located in the territory described under
Item 1 and are suitable, adequate and utilized in its operations.

The gas distribution, transmission and storage system includes approximately 28,000 miles of steel, plastic and cast iron main; approximately 25,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, and communication, computer and office equipment.

The principal real properties are held under easements, permits, licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields. Substantial-ly all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

Item 3.  Legal Proceedings

For information concerning legal proceedings, see Regulatory Matters on page 20 and Contingencies on pages 24 and 25 in Notes to the Consolidated Financial Statements, which are incorporated herein by reference.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

All of the outstanding common stock of Northern Illinois Gas is owned by NICOR Inc. There is no public trading market for the company's common stock. During 1996 and 1995, the company declared quarterly common dividends totaling $124.1 million and $70.9 million, respectively.



Northern Illinois Gas                                                Page 6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Northern Illinois Gas.

Since approximately 50 percent of gas deliveries are used for space heating, fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. In addition, significant changes in gas prices or economic conditions can impact gas usage. However, Northern Illinois Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well-diversified, lessening the impact of industry-specific economic swings.

Northern Illinois Gas competes with other suppliers of energy based on such factors as price, service and reliability. The company is well-positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels and because of its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers and no customer has bypassed since the rate became effective in 1987. Northern Illinois Gas also offers commercial and industrial customers flexibility and alternatives in rates and service, increasing its ability to compete in these markets.

Direct connection to five interstate pipelines and extensive underground storage capacity allow the company to maintain rates that are among the lowest in the nation, while also providing transportation customers with direct access to gas supplies and storage services. Northern Illinois Gas' storage capabilities enable the company to minimize purchases of premium-cost pipeline services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

                                                      1996          1995          1994

Year-end customers (Thousands)                       1,863.0       1,833.5       1,802.7
Margin per Mcf delivered                             $   .90       $   .83       $   .86
Average gas cost per Mcf sold                        $  2.99       $  2.52       $  3.16
Degree days (Normal 6,116)                             6,429         6,111         5,865

Northern Illinois Gas has been able to increase gas deliveries in recent years in part because of more diversified uses of natural gas. The majority of the company's growth in the past has been driven by customer additions. However, diversified uses, such as large-tonnage gas air conditioning and gas-fired cogeneration, are expected to continue to contribute to Northern Illinois Gas' growth in deliveries.

Beyond efforts to increase natural gas deliveries in its service territory, Northern Illinois Gas is working to increase profitability through nontraditional activities. During 1996, these nontraditional activities included: providing transportation service to neighboring pipelines and gas distribution companies; providing a variety of hub services to buyers and sellers of natural gas; and providing storage services to customers, gas marketers and others.




Northern Illinois Gas                                                Page 7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The natural gas industry has been going through deregulation at both the federal and state levels for several years. Deregulation has also recently spread to the electric utility industry, and many electric utilities have begun reducing their costs in anticipation of increased competition. Although Northern Illinois Gas' traditional pricing advantage compared to electricity may decrease as the price of electricity declines, the company expects to maintain a pricing advantage in the foreseeable future. Ongoing efforts to maintain this pricing advantage include: continuing to reduce fixed gas supply and pipeline transportation costs; reducing the level of capital spending from historic levels while maintaining or improving system integrity; and reducing operating and maintenance expenses while increasing the level of customer satisfaction.

Northern Illinois Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an opportunity to earn a fair return on investment. Changes in the regulatory environment could affect the longer-term performance of Northern Illinois Gas.

In April 1996, the Ill.C.C. granted Northern Illinois Gas a 2.8 percent, $33.7 million general rate increase. In August 1996, Northern Illinois Gas filed a performance-based rate plan with the Ill.C.C. for gas supply costs and in January 1997 announced its intention to withdraw the filing. For further information relating to these items, see Regulatory Matters on page 20.

The company is conducting environmental investigations at former gas manufacturing plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see Contingencies on pages 24 and 25.

RESULTS OF OPERATIONS

Net income increased $21.7 million in 1996 to $107.1 million as the impact of a general rate increase and an increase in deliveries of natural gas more than offset higher depreciation. Higher deliveries were attributable to the positive impact of weather that was 5 percent colder than in 1995, demand growth among existing customers and customer additons. In 1995, net income decreased $7.7 million to $85.4 million as higher depreciation, increased operating and maintenance expenses, a higher effective tax rate and a decrease in other income more than offset the impact of higher demand unrelated to weather.

Revenues. Operating revenues of $1,610.2 million were up 23 percent due to the recovery from customers of higher natural gas supply costs, an increase in deliveries and the impact of the rate order. Higher deliveries were attributable to the positive impact of colder weather, demand growth among existing customers and customer additions. In 1995, operating revenues of $1,312.7 million were down 10 percent as a result of the recovery from customers of lower gas costs.



Northern Illinois Gas                                                Page 8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, rose
$60.2 million to $502.5 million in 1996 due primarily to the positive effect of the rate order and the impact of higher deliveries. In 1995, margin rose $10.2 million to $442.3 million due to increased deliveries. Margin per Mcf delivered in 1996 rose primarily as a result of the rate order. In 1995, margin per Mcf delivered was adversely affected by an increase in lower margin deliveries for electric power generation.

Operating and Maintenance. In 1995, operating and maintenance expenses rose $6.1 million to $155.1 million. The increase was due to several factors, including a higher pension provision, increased expenditures for information technology and costs associated with the company's rate filing.

Depreciation. Depreciation rose 13 percent to $111.8 million in 1996 due to an increase in the composite depreciation rate and plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 19. In 1995, depreciation increased 10 percent to $98.8 million mainly as a result of plant additions.

Other income. Other income decreased $.5 million in 1996 to $1.7 million as the impact of lower investment levels on interest income more than offset a $1.8 million gain on property sales. In 1995, other income decreased
$2.5 million to $2.2 million as a result of a 1994 gain of $4.2 million on property sales.

Interest expense. In 1996, interest expense rose $8.1 million to $47 million due primarily to higher borrowing levels.

Income taxes.  The effective combined federal and state income tax rate was
37.2 percent, 36.9 percent and 35.4 percent for 1996, 1995 and 1994, respectively. The increase from 1994 was primarily the result of less excess deferred taxes turning around.



Northern Illinois Gas                                                Page 9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics
                                                  1996           1995             1994

Operating revenues (Millions)
  Sales
    Residential                                 $ 1,040.2      $   849.8        $   939.2
    Commercial                                      281.9          217.8            260.0
    Industrial                                       54.4           35.9             50.2
                                                  1,376.5        1,103.5          1,249.4

  Transportation
    Commercial                                       55.7           50.3             41.8
    Industrial                                       54.0           62.5             51.2
                                                    109.7          112.8             93.0
  Revenue taxes and other                           124.0           96.4            112.6

                                                $ 1,610.2      $ 1,312.7        $ 1,455.0

Deliveries (Bcf)
  Sales
    Residential                                     247.0          231.4            215.8
    Commercial                                       67.0           59.3             60.5
    Industrial                                       15.0           10.5             12.4
                                                    329.0          301.2            288.7
  Transportation
    Commercial                                       73.5           64.0             54.2
    Industrial                                      154.1          165.6            156.9
                                                    227.6          229.6            211.1

                                                    556.6          530.8            499.8

Year-end customers (Thousands)
  Sales
    Residential                                   1,688.5        1,660.6          1,632.0
    Commercial                                      142.1          141.7            141.5
    Industrial                                       11.6           11.6             11.6
                                                  1,842.2        1,813.9          1,785.1
  Transportation
    Commercial                                       18.1           17.1             15.3
    Industrial                                        2.7            2.5              2.3
                                                     20.8           19.6             17.6

                                                  1,863.0        1,833.5          1,802.7



Northern Illinois Gas                                                Page 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Overall, Northern Illinois Gas' financial condition is sound. Long-term debt continues to be about 40 percent of capitalization. The company's ratio of earnings to fixed charges was 4.7, 4.4, and 4.8 for the years ended December 31, 1996, 1995 and 1994, respectively.

The company believes it has access to adequate resources to meet planned capital expenditures, debt redemptions, dividends and working capital needs. These resources include net cash flow from operating activities, access to capital markets and unused lines of credit.

Operating. Net cash flow from operating activities was $45.6 million in 1996, $254.1 million in 1995 and $280.6 million in 1994. The 1996 decrease was due to the impact of increased gas in storage, the timing of the recovery of gas costs from customers, a 1995 gas pipeline refund and a return to normal levels of customer advance payments. The 1995 decrease from 1994 was due primarily to the timing of gas cost recoveries.

The working capital component of net cash flow from operating activities can swing sharply from year to year due primarily to certain factors, including weather, the timing of collections from customers and gas-purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing. Capital expenditures were $107.7 million in 1996 compared with $152.2 million in 1995 and $160.3 million in 1994. Capital expenditures in 1995 and 1994 were higher than normal due to the construction of the Elgin-Volo transmission and storage system improvement, a two-year, $65 million project. Reduced 1996 capital expenditures also reflect continuing cost management efforts. Capital spending in 1997 is projected to be about
$105 million.

Financing. Northern Illinois Gas' long-term debt outstanding was $495.5 million, $446.2 million and $446.4 million at December 31, 1996, 1995 and 1994, respectively. Long-term debt as a percent of capitalization was
41.7 percent, 38.6 percent and 39 percent at year-end 1996, 1995 and 1994, respectively.

Long-term debt. In August 1996, Northern Illinois Gas sold $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds from the sale of the bonds replenished corporate funds which were used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and for general corporate purposes.



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

In August 1994, Northern Illinois Gas issued $50 million of 8-1/4% First Mortgage Bonds due in 2024. The net proceeds from the sale of the bonds were used for general corporate purposes, including construction programs.

In July 1994, Northern Illinois Gas redeemed $50 million of 8.70% First Mortgage Bonds due in 1995 with proceeds from the issuance of $50 million of 5-1/2% unsecured notes due in July 1995.

Northern Illinois Gas filed a $225 million First Mortgage Bond shelf registration statement with the Securities and Exchange Commission in 1994, of which $100 million remained available for issuance at December 31, 1996. The net proceeds from any securities issued are expected to be used for the refinancing of certain outstanding debt, for construction programs to the extent not provided by internally generated funds and for general corporate purposes.

In 1997, Northern Illinois Gas anticipates issuing, depending upon market conditions, $50 million of debt to finance maturing debt and for general corporate purposes.

Short-term debt. Northern Illinois Gas maintains short-term credit agreements with major domestic and foreign banks. At December 31, 1996, these agreements, which serve as backup for the issuance of commercial paper, totaled $273 million. The company had $273 million and $151.6 million of commercial paper outstanding at year-end 1996 and 1995, respectively.

Common and preferred stock. The company paid dividends of $91.8 million, $71.4 million and $78.3 million in 1996, 1995 and 1994 respectively.



Northern Illinois Gas                                                Page 12

Item 8.  Financial Statements and Supplementary Data

                                                                        Page

Report of Independent Public Accountants                                  13

Financial Statements:

  Consolidated Statement of Income                                        14

  Consolidated Statement of Cash Flows                                    15

  Consolidated Balance Sheet                                              16

  Consolidated Statement of Capitalization                                17

  Consolidated Statement of Retained Earnings                             18

  Notes to the Consolidated Financial Statements                          19




Northern Illinois Gas                                                Page 13

Report of Independent Public Accountants



To Northern Illinois Gas Company:


We have audited the accompanying consolidated balance sheet and statement of capitalization of NORTHERN ILLINOIS GAS COMPANY (an Illinois corporation and a wholly owned subsidiary of NICOR Inc.) and subsidiary company as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Illinois Gas Company and subsidiary company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the accompanying index (page 26) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                     ARTHUR ANDERSEN LLP
                                     Arthur Andersen LLP


Chicago, Illinois
January 28, 1997

Northern Illinois Gas                                                                                 Page 14

Consolidated Statement of Income
(Millions)

                                                                                               Year Ended December 31
                                                                                     1996               1995               1994

Operating revenues                                                                $ 1,610.2          $ 1,312.7          $ 1,455.0

Operating expenses
  Cost of gas                                                                       1,008.9              787.2              929.1
  Operating and maintenance                                                           156.6              155.1              149.0
  Depreciation                                                                        111.8               98.8               90.0
  Taxes, other than income taxes                                                      117.4              100.9              112.0
  Income taxes                                                                         63.1               48.6               48.3
                                                                                    1,457.8            1,190.6            1,328.4

Operating income                                                                      152.4              122.1              126.6

Other income (expense)
  Interest income                                                                        .1                2.5                1.3
  Other, net                                                                            2.1                1.0                6.1
  Income taxes on other income                                                          (.5)              (1.3)              (2.7)
                                                                                        1.7                2.2                4.7

Interest expense
  Interest on debt, net of amounts capitalized                                         44.4               38.1               37.7
  Other                                                                                 2.6                 .8                 .5
                                                                                       47.0               38.9               38.2

Net income                                                                            107.1               85.4               93.1

Dividends on preferred stock                                                             .5                 .5                 .6

Earnings applicable to common stock                                               $   106.6          $    84.9          $    92.5

<F1>
Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc.  Earnings and dividends per share information is therefore omitted.
<F2>
The accompanying notes are an integral part of this statement.


Northern Illinois Gas                                                                                Page 15

Consolidated Statement of Cash Flows
(Millions)
                                                                                            Year Ended December 31
                                                                                      1996               1995               1994

Operating activities
  Net income                                                                       $ 107.1            $  85.4            $  93.1
  Adjustments to reconcile net income to net
     cash flow provided from operating activities:
       Depreciation                                                                  111.8               98.8               90.0
       Deferred income tax expense (benefit)                                           (.9)               5.0                 .8
       Change in working capital items and other:
          Accounts receivable, less allowances                                       (60.8)             (40.6)              59.3
          Gas in storage                                                             (55.2)               7.0                6.6
          Deferred gas costs                                                         (42.4)              25.9               22.3
          Accounts payable                                                            10.5               50.3               26.7
          Gas refunds due customers                                                  (22.9)              21.9                 .7
          Other                                                                       (1.6)                .4              (18.9)

  Net cash flow provided from operating activities                                    45.6              254.1              280.6

Investing activities
  Capital expenditures                                                              (107.7)            (152.2)            (160.3)
  Other                                                                                1.9                 .3                 .5

  Net cash flow used for investing activities                                       (105.8)            (151.9)            (159.8)

Financing activities
  Net proceeds from issuing long-term debt                                            74.2               49.5               99.1
  Disbursements to retire long-term debt                                             (50.0)             (50.0)             (50.0)
  Short-term borrowings (repayments), net                                            132.6              (36.6)             (84.8)
  Dividends paid                                                                     (91.8)             (71.4)             (78.3)
  Other                                                                                (.4)               (.5)               (.5)

  Net cash flow provided from (used for) financing
     activities                                                                       64.6             (109.0)            (114.5)

Net increase (decrease) in cash and cash equivalents                                   4.4               (6.8)               6.3

Cash and cash equivalents, beginning of year                                             -                6.8                 .5

Cash and cash equivalents, end of year                                             $   4.4            $     -            $   6.8


Supplemental information
  Income taxes paid, net of refunds                                                $  66.9            $  45.0            $  69.2
Interest paid, net of amounts capitalized                                             51.8               38.3               36.7

<F1>
The accompanying notes are an integral part of this statement.


Northern Illinois Gas                                                                                Page 16

Consolidated Balance Sheet
(Millions, except share data)
                                                                                                         December 31
                          Assets                                                                   1996                  1995

Gas distribution plant, at cost                                                                 $ 2,942.8             $ 2,851.8
  Less accumulated depreciation                                                                   1,280.9               1,182.2

                                                                                                  1,661.9               1,669.6
Other property and investments, net of accumulated
  depletion of $14.5 and $34.4, respectively                                                          8.8                   8.4


Current assets
  Cash and cash equivalents                                                                           4.4                     -
  Accounts receivable, less allowances of $6.1
     and $4.7, respectively                                                                         303.6                 242.8
  Gas in storage, at last-in, first-out cost                                                        118.2                  63.0
  Deferred gas costs                                                                                 51.1                   8.7
  Other                                                                                              28.2                  25.1

                                                                                                    505.5                 339.6

Other assets                                                                                         69.0                  69.1

                                                                                                $ 2,245.2             $ 2,086.7

               Capitalization and Liabilities

Capitalization
  Long-term debt                                                                                $   495.5             $   446.2
  Preferred stock
     Redeemable                                                                                       8.6                   9.1
     Nonredeemable                                                                                    1.4                   1.4
  Common equity
     Common stock, par value $5, authorized 25,000,000 shares
       (reserved for conversion 32,365 shares), outstanding
       15,232,414 shares                                                                             76.1                  76.2
     Paid-in capital                                                                                107.9                 107.9
     Retained earnings                                                                              498.4                 516.0

                                                                                                  1,187.9               1,156.8
Current liabilities
  Long-term obligations due within one year                                                          25.5                  50.5
  Short-term borrowings                                                                             284.2                 151.6
  Accounts payable                                                                                  291.5                 281.0
  Accrued interest                                                                                   31.9                  37.4
  Gas refunds due customers                                                                           1.3                  24.2
  Other                                                                                              49.4                  14.2

                                                                                                    683.8                 558.9
Deferred credits and other liabilities
  Deferred income taxes                                                                             179.5                 172.8
  Regulatory income tax liability                                                                    83.8                  86.5
  Unamortized investment tax credits                                                                 48.4                  50.8
  Other                                                                                              61.8                  60.9

                                                                                                    373.5                 371.0

                                                                                                $ 2,245.2             $ 2,086.7


<F1>
The accompanying notes are an integral part of this statement.



Northern Illinois Gas                                                                               Page 17

Consolidated Statement of Capitalization
(Millions, except share data)
                                                                                           December 31
                                                                                 1996                            1995

Long-term debt
  First mortgage bonds
     Maturity                  Interest rate
       1996                        4.50 %                                $       -                       $    50.0
       1997                        5.50                                       25.0                            25.0
       1998                        5.875                                      25.0                            25.0
       1999                        6.25                                       25.0                            25.0
       2000                        5.875                                      50.0                            50.0
       2001                        6.45                                       75.0                               -
       2019                        9.0                                        50.0                            50.0
       2021                        8.875                                      50.0                            50.0
       2022                        8.25                                       75.0                            75.0
       2023                        7.375                                      50.0                            50.0
       2024                        8.25                                       50.0                            50.0
       2025                        7.26                                       50.0                            50.0
                                                                             525.0                           500.0
  Less:  Amount due within one year                                           25.0                            50.0
           Unamortized debt discount, net of premium                           4.5                             3.8

                                                                             495.5        41.7%              446.2        38.6%

Preferred stock, cumulative, par value $100, authorized
  800,000 shares
     Redeemable preferred stock, 4.48% and 5.00% series,
       outstanding 63,000 and 28,000 shares, respectively,
       in 1996, and 66,000 and 30,000 shares, respectively,
       in 1995                                                                 9.1                             9.6
     Less amount due within one year                                            .5                              .5
                                                                               8.6          .7                 9.1          .8

     Nonredeemable preferred stock, 4.60% and 5.00%
       convertible series, outstanding 8,750 and 5,258
       shares, respectively, in 1996 and 1995                                  1.4          .1                 1.4          .1

Common equity
  Common stock                                                                76.1                            76.2
  Paid-in capital                                                            107.9                           107.9
  Retained earnings                                                          498.4                           516.0

                                                                             682.4        57.5               700.1        60.5

                                                                         $ 1,187.9       100.0%          $ 1,156.8       100.0%

<F1>
The accompanying notes are an integral part of this statement.


Northern Illinois Gas                                                                                Page 18

Consolidated Statement of Retained Earnings
(Millions)
                                                                                             Year Ended December 31
                                                                                       1996              1995              1994

Balance at beginning of year                                                         $ 516.0           $ 502.0           $ 487.2

  Net income                                                                           107.1              85.4              93.1

                                                                                       623.1             587.4             580.3

  Dividends declared on:
     Common stock                                                                      124.1              70.9              77.7
     Preferred stock                                                                      .6                .5                .6

                                                                                       124.7              71.4              78.3

Balance at end of year                                                               $ 498.4           $ 516.0           $ 502.0

<F1>
The accompanying notes are an integral part of this statement.


Northern Illinois Gas                                                Page 19

Notes to the Consolidated Financial Statements

Northern Illinois Gas is one of the nation's largest gas distribution companies, serving almost 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

ACCOUNTING POLICIES

General. Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc. Northern Illinois Gas and its affiliates reimburse each other for transactions between the companies.

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

Regulation. Northern Illinois Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. At December 31, 1996, the company had a net regulatory liability of about $25 million.

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

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. In April 1996, the composite depreciation rate was increased to 4.1 percent from 3.7 percent.

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



Northern Illinois Gas                                                Page 20

Notes to the Consolidated Financial Statements (continued)

REGULATORY MATTERS

Rate proceedings. On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million general rate increase, of which $12 million relates to a change in the company's composite depreciation rate. The order, effective April 11, 1996, allows the company a rate of return on original-cost rate base of 9.67 percent, which reflects an 11.13 percent cost of common equity. The new rate structure will allow Northern Illinois Gas to recover a larger proportion of its fixed costs during warmer months. The overall result is that the company's earnings are now less sensitive to the effects of weather and seasonal variations in quarterly earnings are now reduced.

In May 1996, the Ill.C.C. denied requests for rehearing filed by several parties, including Northern Illinois Gas. The company and other parties have subsequently appealed certain aspects of the Ill.C.C.'s order to the Third District Appellate Court of Illinois.

On August 15, 1996, Northern Illinois Gas filed a performance-based rate plan with the Ill.C.C. for gas supply costs. The filing was in response to a recent amendment to the Illinois Public Utilities Act which allows utilities to propose programs consisting of alternatives to traditional cost-of-service regulation. In January 1997, the company announced its intention to withdraw the filing after concluding that a performance-based rate program is not likely under Illinois law at this time.

FERC Order 636. In April 1992, the FERC issued Order 636 which substantially restructured the interstate sale and transportation of gas. The FERC authorized pipelines to recover transition costs, such as gas supply realignment and certain other costs, caused by compliance with Order 636. The company estimates that the total transition costs from all pipeline transporters could approximate $300 million. However, the ultimate level of costs is dependent upon the future market price of natural gas, pipeline negotiations with producers and other factors. Approximately
$220 million of such costs has been recorded, of which $213 million has been paid to the pipeline transporters, subject to refund. Since 1994, the company has been recovering these costs through the PGA in accordance with Ill.C.C. authorization. As such, Order 636 will not have a material impact on the company's financial condition or results of operations.

GAS IN STORAGE

Based on the average cost of gas purchased in December 1996 and 1995, the estimated replacement cost of gas in inventory at December 31, 1996 and 1995 exceeded the last-in, first-out cost by approximately $351 million and $161 million, respectively.



Northern Illinois Gas                                                Page 21

Notes to the Consolidated Financial Statements (continued)

INCOME TAXES

The components of income tax expense are presented below:
(Millions)                                      1996          1995          1994

Current
  Federal                                      $ 55.8        $ 40.1        $ 44.3
  State                                          11.1           7.5           8.3
                                                 66.9          47.6          52.6
Deferred
  Federal                                        (1.8)          3.2           (.1)
  State                                            .9           1.8            .9
                                                  (.9)          5.0            .8
Amortization of investment
  tax credits, net                               (2.4)         (2.7)         (2.4)

Income tax expense                             $ 63.6        $ 49.9        $ 51.0

The temporary differences which gave rise to significant portions of the net deferred tax liability at December 31, 1996 and 1995 were as follows:

(Millions)                                             1996           1995

Deferred tax liabilities
  Property, plant and equipment                      $ 236.4        $ 236.4
  Other                                                  9.4            3.9
                                                       245.8          240.3
Deferred tax assets
  Unamortized investment tax credits                    31.8           33.6
  Regulatory income tax liability                       20.6           21.0
  Other                                                 32.2           26.5
                                                        84.6           81.1

Net deferred tax liability                           $ 161.2        $ 159.2

The effective combined federal and state income tax rate was 37.2 percent,
36.9 percent and 35.4 percent in 1996, 1995 and 1994, respectively.
Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:
(Millions)                                       1996         1995          1994

Federal income taxes using
  statutory rate                                $ 59.7       $ 47.4        $ 50.4
State income taxes, net                            7.9          6.7           6.3
Timing differences reversed
  at originating tax rates                        (2.0)        (2.4)          (.7)
Amortization of investment
  tax credits                                     (2.5)        (2.6)         (2.7)
Other, net                                          .5           .8          (2.3)

Income tax expense                              $ 63.6       $ 49.9        $ 51.0



Northern Illinois Gas                                                Page 22

Notes to the Consolidated Financial Statements (continued)

POSTRETIREMENT BENEFITS

Pension benefits. Northern Illinois Gas maintains non-contributory defined benefit pension plans covering substantially all employees. Pension benefits consider job level or the highest average salary earned during five consecutive years of employment and years of service. The plans are generally funded to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

Net periodic pension cost (benefit) included:
(Millions)                                       1996          1995          1994

Service cost                                   $    7.7      $    6.4      $   7.0
Interest cost                                      19.8          19.3         18.5
Loss (return) on plan assets                      (61.9)        (61.5)       (17.1)
Net amortization and deferral                      26.8          27.0        (19.4)

                                               $   (7.6)     $   (8.8)     $ (11.0)

Expected long-term rate of return
  on plan assets                                    8.5%          9.0%         8.5%

The following table reflects the funded status of the pension plans at October 1, 1996 and 1995 reconciled to amounts recorded in the financial statements at December 31, 1996 and 1995, respectively:

(Millions)                                            1996           1995

Vested benefits                                     $  192.6       $  217.8
Nonvested benefits                                      21.4           25.7
Accumulated benefit obligation                         214.0          243.5
Effect of assumed increase in
  compensation level                                    31.3           32.5
Projected benefit obligation                           245.3          276.0
Plan assets at market value                            381.9          379.4
Plan assets in excess of projected
  benefit obligation                                   136.6          103.4
Unrecognized net gain                                  (64.5)         (40.7)
Unrecognized net transition asset                      (20.1)         (23.9)
Unrecognized prior service cost                          4.1            4.5
Other                                                    1.9            3.4

Prepaid pension cost                                $   58.0       $   46.7

Weighted average discount rate                           7.5%           7.5%
Rate of compensation increase                          3.5-5            4-5

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



Northern Illinois Gas                                                Page 23

Notes to the Consolidated Financial Statements (continued)

Other postretirement benefits. Health care and life insurance benefits are provided for retired employees if they become eligible for retirement while working for Northern Illinois Gas. The plans are generally funded to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

Net periodic postretirement benefit cost included:
(Millions)                                           1996          1995         1994

Service cost                                       $   2.6       $   2.3      $   2.3
Interest cost                                          9.0           9.0          8.1
Loss (return) on plan assets                          (1.6)         (1.8)         (.4)
Amortization of transition obligation                  3.7           3.7          3.7
Net amortization and deferral                           .5           1.0          (.1)

                                                   $  14.2       $  14.2      $  13.6
Expected long-term rate of return
  on plan assets                                       8.5%          9.0%         8.5%

The following table reflects the funded status of the postretirement health care and life insurance plans at October 1, 1996 and 1995 reconciled to amounts recorded in the financial statements at December 31, 1996 and 1995, respectively:
(Millions)                                                     1996            1995
Accumulated postretirement benefit
  obligation (APBO):
     Retirees                                               $    79.2       $    76.9
     Fully eligible active plan participants                     12.0            16.9
     Other active plan participants                              29.0            29.6
Total APBO                                                      120.2           123.4
Plan assets at market value                                      13.4            11.5
APBO in excess of plan assets                                  (106.8)         (111.9)
Unrecognized transition obligation                               59.8            63.5
Unrecognized prior service cost                                  (1.2)           (1.2)
Unrecognized net loss                                             4.1            12.8
Other                                                             (.6)           (2.1)

Accrued postretirement benefit cost                         $   (44.7)      $   (38.9)

Weighted average discount rate                                    7.5%            7.5%
Rate of compensation increase                                   3.5-5             4-5

The health care cost trend rate for pre-Medicare benefits was assumed to be 9 percent for 1997, declining to 5 percent for 2001 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 6 percent for 1997, declining to 5 percent for 1998 and remaining at that level thereafter. Increasing the assumed health care cost trend rate by 1 percentage point would increase the APBO as of December 31, 1996, by about $16 million, the aggregate of the service and interest cost components of 1996 net postretirement health care costs by $2 million, and operating expense by $1.5 million, after capitalization.



Northern Illinois Gas                                                Page 24

Notes to the Consolidated Financial Statements (continued)

SHORT- AND LONG-TERM DEBT

The company's short-term borrowings consist primarily of commercial paper.
The balance and weighted average interest rate at December 31 were as follows:
                                                     1996       1995       1994

Balance (Millions)                                 $ 273.0    $ 151.6    $ 188.2

Weighted average interest rate                        5.36%      5.68%      5.92%

The company establishes lines of credit with major domestic and foreign banks to support outstanding commercial paper. At December 31, 1996, lines of credit totaled $273 million, all of which served as backup for commercial paper borrowings. Commitment fees of up to .07 percent per annum were paid on these lines. All credit agreements have variable interest-rate options tied to short-term markets.

Bank cash balances averaged $2.3 million during 1996, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First mortgage bonds are secured by liens on substantially all gas distribution property and franchises.

Interest on debt was net of amounts capitalized of $.9 million and $.2 million in 1995 and 1994, respectively.

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

Until the early 1950s, certain manufactured gas facilities were operated in the Northern Illinois Gas service territory. Manufactured gas is now known to have created various by-products that may still be present at these sites. Current environmental laws may require cleanup of these former manufactured gas plant sites. The company has identified up to 40 properties in its service territory believed to be the location of such sites. Of these properties, Northern Illinois Gas currently owns 15 and formerly owned or leased 13. The remaining properties were never owned or leased by the company. Information regarding preliminary reviews of the company's currently owned and formerly owned or leased properties has been presented to the Illinois Environmental Protection Agency. More detailed investigations are either currently in progress or planned at many of these sites. The results of continued testing and analysis should determine to



Northern Illinois Gas                                                Page 25

Notes to the Consolidated Financial Statements (concluded)

what extent remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. Since 1994, the company has been recovering these costs from its customers in accordance with Ill.C.C. authorization.

At certain sites, the current owners are seeking to allocate cleanup costs to former owners or lessees, including Northern Illinois Gas.

On December 20, 1995, Northern Illinois Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of former manufactured gas plant sites. Presently, management cannot predict the outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

QUARTERLY RESULTS (UNAUDITED)

Quarterly results fluctuate due mainly to the seasonal nature of the gas distribution business. Northern Illinois Gas' restructured rates, effective April 11, 1996, result in the shifting of some revenues from cold-weather quarters to warm-weather quarters.

                                                1996 Quarter Ended
      (Millions)                     Mar. 31     June 30     Sept. 30     Dec. 31

      Operating revenues              $652.5      $284.7       $161.0      $512.0
      Operating income                  51.7        33.9         24.1        42.7
      Net income                        41.0        22.6         12.8        30.7


                                                1995 Quarter Ended
                                     Mar. 31     June 30     Sept. 30     Dec. 31

      Operating revenues              $569.4      $208.9       $117.5      $416.9
      Operating income                  47.1        22.7         12.3        39.9
      Net income                        36.7        15.1          4.0        29.7



Northern Illinois Gas                                                Page 26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


PART IV

Item 14.    Exhibits, Financial Statement Schedule, and Reports on
            Form 8-K

(a)   1)    Financial Statements:

            See Item 8, Financial Statements and Supplementary Data, on page 12 filed herewith, for a list of financial statements.

      2)    Financial Statement Schedule:

            Schedule
             Number                                                        Page

                        Report of Independent Public Accountants             13
               II       Valuation and Qualifying Accounts                    27

            Schedules other than those listed are omitted because they are either not required or not applicable.

      3)    Exhibits Filed:

            See Exhibit Index on pages 30 through 32 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1996.


Northern Illinois Gas                                                                 Page 27

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

1996

  Allowance
     for uncollectible
     accounts receivable            $    4.7       $   11.0       $      -        $    9.6         $    6.1


1995

  Allowance
     for uncollectible
     accounts receivable            $    4.4       $    7.3       $      -        $    7.0         $    4.7


1994

  Allowance
     for uncollectible
     accounts receivable            $    5.5       $    8.2       $      -        $    9.3         $    4.4



<F1>
(a) Accounts receivable written off, net of recoveries.



Northern Illinois Gas                                                Page 28

Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTHERN ILLINOIS GAS COMPANY


Date    March 25, 1997              By       DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                           Senior Vice President,
                                           Secretary and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.

             Signature                                    Title

          THOMAS L. FISHER                      Chairman, President, Chief
          Thomas L. Fisher                    Executive Officer and Director

         DAVID L. CYRANOSKI                       Senior Vice President,
         David L. Cyranoski                    Secretary and Controller and
                                               Principal Financial Officer

      ROBERT M. BEAVERS, JR.*                          Director

      BRUCE P. BICKNER*                                Director

      JOHN H. BIRDSALL, III*                           Director

      W. H. CLARK*                                     Director

      JOHN E. JONES*                                   Director

      DENNIS J. KELLER*                                Director

      CHARLES S. LOCKE*                                Director

      SIDNEY R. PETERSEN*                              Director

      DANIEL R. TOLL*                                  Director

      PATRICIA A. WIER*                                Director




                                     *By           GEORGE M. BEHRENS
                                          George M. Behrens (Attorney-in-fact)




Northern Illinois Gas                                                Page 29

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report has been sent to security holders as Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc. Proxy solicitation material, dated January 26, 1996 and March 11, 1996, for the purpose of voting on the adoption of certain proposed amendments to the indenture dated as of January 1, 1954, was furnished to the Commission as Exhibit 99.01 to the Northern Illinois Gas Company 1995 Form 10-K. Supplemental proxy solicitation material, dated April 11, 1996, is furnished to the Commission as Exhibit 99.01 hereto. Amendments approved at the May 10, 1996 meeting of bondholders are reflected in the supplemental indenture incorporated by reference in this Form 10-K as Exhibit 4.16. No other proxy solicitation material has been sent to security holders of Northern Illinois Gas with respect to any annual or other meetings of security holders.





Northern Illinois Gas                                                Page 30

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

  4.01    *  Indenture of Commonwealth Edison Company to Continental Illinois
             National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1995,
             Exhibit 4.01.)

  4.02    *  Indenture of Adoption of the company to Continental Illinois
             National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-7296, Form 10-K for 1995,
             Exhibit 4.02.)

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



Northern Illinois Gas                                                Page 31

                                  Exhibit Index (continued)

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

  4.12    *  Supplemental Indenture, dated May 1, 1993, of the company to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Exhibit 4-02.)

  4.13    *  Supplemental Indenture, dated July 1, 1993, of the company to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1993, Exhibit 4-01.)

  4.14    *  Supplemental Indenture, dated August 15, 1994, of the company to
             Continental Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1994,
             Exhibit 4.01.)

  4.15    *  Supplemental Indenture, dated October 15, 1995, of the company to
             Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1995,
             Exhibit 4.01.)

  4.16    *  Supplemental Indenture, dated May 10, 1996, of the company to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996,
             Exhibit 4.01.)

  4.17    *  Supplemental Indenture, dated August 1, 1996, of the company to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996,
             Exhibit 4.02.)



Northern Illinois Gas                                                Page 32

                                  Exhibit Index (concluded)

Exhibit
 Number                           Description of Document

 12.01       Computation of Consolidated Ratio of Earnings to Fixed Charges.

 23.01       Consent of Independent Public Accountants.

 24.01       Powers of Attorney.

 27.01       Financial Data Schedule.

 99.01       Supplemental Proxy Solicitation Material, dated April 11, 1996.


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