Form 10-Q
period 1997-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1997-05-13
CIK 110104

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q



(Mark One)

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended March 31, 1997

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at April 30, 1997, were 15,232,414, all of which are owned by NICOR Inc.




Northern Illinois Gas                                       Page i

Table of Contents

                                                               Page
Part I.      Financial Information

Item 1.      Financial Statements (Unaudited)                    1

             Consolidated Statement of Income -
              Three and Twelve Months Ended
              March 31, 1997 and 1996                            2

             Consolidated Statement of Cash Flows -
              Three and Twelve Months Ended
              March 31, 1997 and 1996                            3

             Consolidated Balance Sheet -
              March 31, 1997 and 1996, and
              December 31, 1996                                  4

             Notes to the Consolidated Financial Statements      5

Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                         7

Part II.     Other Information

Item 1.      Legal Proceedings                                  10

Item 6.      Exhibits and Reports on Form 8-K                   10

             Signature                                          11

             Exhibit Index                                      12



Selected terms:

Ill.C.C. - Illinois Commerce Commission.

Mcf, Bcf - Thousand cubic feet, billion cubic feet.

Degree days - The extent to which the daily average
              temperature falls below 65 degrees
              Fahrenheit.





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




Northern Illinois Gas                                                                                     Page 2

Consolidated Statement of Income (Unaudited)
(Millions)
                                                              Three months ended            Twelve months ended
                                                                   March 31                       March 31
                                                              1997        1996               1997         1996
Operating revenues                                          $  819.9    $  652.5           $1,777.7     $1,395.8

Operating expenses
  Cost of gas                                                  605.5       439.4            1,175.0        851.5
  Operating and maintenance                                     37.4        39.3              154.6        156.7
  Depreciation                                                  48.7        46.3              114.2        103.6
  Taxes, other than income taxes                                60.0        51.5              125.9        105.9
  Income taxes                                                  20.9        24.3               59.8         51.5
                                                               772.5       600.8            1,629.5      1,269.2

Operating income                                                47.4        51.7              148.2        126.6

Other income (expense)
  Interest income                                                  -           -                 .1          2.4
  Other, net                                                      .1          .3                1.8          1.2
  Income taxes on other income                                     -         (.1)               (.4)        (1.3)
                                                                  .1          .2                1.5          2.3

Interest expense
  Interest on debt, net of amounts capitalized                  12.5        10.6               46.4         38.1
  Other                                                           .3          .3                2.5          1.0
                                                                12.8        10.9               48.9         39.1

Net income                                                      34.7        41.0              100.8         89.8

Dividends on preferred stock                                      .1          .1                 .5           .5

Earnings applicable to common stock                         $   34.6    $   40.9           $  100.3     $   89.3

<F1>
Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc.  Earnings and dividends per share information is therefore omitted.

<F2>
The accompanying notes are an integral part of this statement.


Northern Illinois Gas                                                                                     Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                    Three months ended      Twelve months ended
                                                                        March 31                  March 31
                                                                    1997         1996         1997         1996

Operating activities
  Net income                                                      $  34.7      $  41.0      $ 100.8      $  89.8
  Adjustments to reconcile net income to net
    cash flow provided from operating activities:
      Depreciation                                                   48.7         46.3        114.2        103.6
      Deferred income tax expense (benefit)                           1.8          (.3)         1.1          3.5
      Change in working capital items and other:
        Accounts receivable, less allowances                        (56.2)       (45.4)       (71.6)       (80.0)
        Gas in storage                                              109.6         54.2           .2         (5.8)
        Deferred/accrued gas costs                                  123.3        (63.7)       144.6       (112.0)
        Accounts payable                                           (132.2)        10.7       (132.4)       124.1
        Accrued taxes                                                27.4         32.5         (2.8)         8.9
        Temporary LIFO liquidation                                   95.0         96.7         (1.7)        16.0
        Other                                                          .7        (13.5)       (12.5)       (33.4)

  Net cash flow provided from operating activities                  252.8        158.5        139.9        114.7

Investing activities
  Capital expenditures                                              (18.4)       (18.5)      (107.6)      (143.8)
  Other                                                               (.2)           -          1.7           .3

  Net cash flow used for investing activities                       (18.6)       (18.5)      (105.9)      (143.5)

Financing activities
  Net proceeds from issuing long-term debt                              -            -         74.2         49.5
  Disbursements to retire long-term debt                            (25.0)       (50.0)       (25.0)      (100.0)
  Short-term borrowings (repayments), net                          (168.2)       (68.9)        33.3         82.7
  Dividends paid                                                    (32.9)       (21.0)      (103.7)       (72.7)
  Other                                                                 -          (.1)         (.3)         (.5)

  Net cash flow used for financing activities                      (226.1)      (140.0)       (21.5)       (41.0)

Net increase (decrease) in cash and cash equivalents                  8.1            -         12.5        (69.8)

Cash and cash equivalents, beginning of period                        4.4            -            -         69.8

Cash and cash equivalents, end of period                          $  12.5      $     -      $  12.5      $     -

Supplemental information
  Income taxes paid, net of refunds                               $     -      $    .9      $  65.9      $  46.6
  Interest paid, net of amounts capitalized                          19.1         16.4         54.6         36.9

<F1>
The accompanying notes are an integral part of this statement.



Northern Illinois Gas                                                                                     Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                    March 31        December 31         March 31
                          Assets                                      1997              1996              1996

Gas distribution plant, at cost                                     $2,958.2          $2,942.8          $2,867.1
  Less accumulated depreciation                                      1,327.2           1,280.9           1,226.1

                                                                     1,631.0           1,661.9           1,641.0
Other property and investments, net of accumulated
  depletion of $14.5, $14.5 and $34.4, respectively                      8.8               8.8               8.5

Current assets
  Cash and cash equivalents                                             12.5               4.4                 -
  Accounts receivable, less allowances of $8.9
    $6.1 and $7.4, respectively                                        359.8             303.6             288.2
  Gas in storage, at last-in, first-out (LIFO) cost                      8.6             118.2               8.8
  Deferred gas costs                                                       -              51.1              72.4
  Other                                                                 25.9              28.2              22.9


                                                                       406.8             505.5             392.3

Other assets                                                            70.5              69.0              67.3

                                                                    $2,117.1          $2,245.2          $2,109.1

               Capitalization and Liabilities

Capitalization
  Long-term debt                                                    $  470.8          $  495.5          $  421.3
  Preferred stock
    Redeemable                                                           8.6               8.6               9.1
    Nonredeemable                                                        1.4               1.4               1.4
  Common equity
    Common stock                                                        76.2              76.1              76.2
    Paid-in capital                                                    107.9             107.9             107.9
    Retained earnings                                                  507.7             498.4             514.2

                                                                     1,172.6           1,187.9           1,130.1
Current liabilities
  Long-term obligations due within one year                             25.5              25.5              25.5
  Short-term borrowings                                                116.0             284.2              82.7
  Accounts payable                                                     159.3             291.5             291.7
  Temporary LIFO liquidation                                            95.0                 -              96.7
  Accrued gas costs                                                     72.2                 -                 -
  Accrued taxes                                                         43.9              16.5              46.7
  Accrued interest                                                      25.4              31.9              31.7
  Other                                                                 32.6              34.2              35.6

                                                                       569.9             683.8             610.6
Deferred credits and other liabilities
  Deferred income taxes                                                180.5             179.5             173.2
  Regulatory income tax liability                                       83.2              83.8              85.6
  Unamortized investment tax credits                                    47.9              48.4              50.3
  Other                                                                 63.0              61.8              59.3

                                                                       374.6             373.5             368.4

                                                                    $2,117.1          $2,245.2          $2,109.1

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

RATE PROCEEDING

On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million general rate increase, of which $12 million relates to a change in the company's composite depreciation rate. The new rate structure, effective April 11, 1996, allows Northern Illinois Gas to recover a larger proportion of its fixed costs during warmer months. An appeal by the company and other parties, of certain issues contained in the Ill.C.C. Order, is currently pending before the Third District Appellate Court of Illinois.

LONG-TERM DEBT

In February 1997, $25 million of 5-1/2% First Mortgage Bonds matured.

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

On December 20, 1995, Northern Illinois Gas filed suit in the Circuit Court of Cook County against insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Presently, management cannot predict the outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.

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




Northern Illinois Gas                                                Page 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Northern Illinois Gas 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the first quarter of 1997 was $34.7 million compared with $41 million in the first quarter of 1996. The decrease was due mainly to the impact of rate design changes resulting from last year's rate order and the impact of weather that was warmer than the prior year. The rate design changes, implemented in April 1996, shifted revenues from cold-weather months to warm-weather months. For the twelve months ended March 31, 1997, net income rose to $100.8 million from $89.8 million a year ago. The increase was due to the impact of the 1996 rate order.

Operating revenues increased $167.4 million to $819.9 million and $381.9 million to $1,777.7 million for the three- and twelve-month periods, respectively. For both periods, the increase was due primarily to significantly higher natural gas supply costs, which are recovered from customers.

Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for periods ended March 31. For the three-month period, margin decreased due mainly to the impact of rate design changes resulting from last year's rate order and the impact of weather that was warmer than the prior year. For the twelve-month period, both margin and margin per Mcf delivered increased due primarily to the impact of the April 1996 rate order.

                                       Three months      Twelve months
                                       1997    1996      1997    1996

     Margin (Millions)                $159.6  $168.8    $493.3  $456.4

     Margin per Mcf
       delivered                         .74     .74       .91     .82

Operating and maintenance expenses declined in both periods due, in part, to ongoing cost control initiatives.

Depreciation expense increased in both periods due primarily to the change in the composite depreciation rate and plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 5.

Interest income decreased in the twelve-month period due to lower investment levels.




Northern Illinois Gas                                                Page 8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS (Concluded)

Interest expense increased in both periods due primarily to higher borrowing levels.

FINANCIAL CONDITION

Net cash flow from operating activities increased $94.3 million and $25.2 million for the three- and twelve-month periods, respectively, due primarily to the timing of gas cost recoveries. Net cash flow from operations may swing sharply from one interim period to another due to the seasonal nature of Northern Illinois Gas' business. The company generally relies on short-term financing to meet temporary increases in working capital needs.

The company maintains short-term credit agreements with major domestic and foreign banks. At March 31, 1997, these agreements, which serve as backup for the issuance of commercial paper, totaled $273 million and the company had $108.7 million of commercial paper outstanding. At March 31, 1997, the unused lines of credit under these credit agreements were $164.3 million.

In February 1997, $25 million of 5-1/2% First Mortgage Bonds matured.



Northern Illinois Gas                                                                                      Page 9


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results.  Operating revenues, deliveries, weather statistics and other data are presented below:
                                                        Three months ended              Twelve months ended
                                                             March 31                        March 31
                                                        1997          1996              1997          1996
Operating revenues (Millions):
  Sales
    Residential                                       $  534.5      $  417.5          $1,157.1      $  899.6
    Commercial                                           158.9         117.4             323.5         234.5
    Industrial                                            28.5          23.1              59.8          40.6
                                                         721.9         558.0           1,540.4       1,174.7
  Transportation
    Commercial                                            18.2          20.3              53.7          51.4
    Industrial                                            13.8          17.9              49.9          61.5
                                                          32.0          38.2             103.6         112.9

  Revenue taxes and other                                 66.0          56.3             133.7         108.2
                                                      $  819.9      $  652.5          $1,777.7      $1,395.8

Deliveries (Bcf):
  Sales
    Residential                                          106.7         115.0             238.7         246.6
    Commercial                                            31.1          31.9              66.2          64.2
    Industrial                                             5.0           6.7              13.3          11.9
                                                         142.8         153.6             318.2         322.7
  Transportation
    Commercial                                            28.3          33.8              68.0          72.7
    Industrial                                            43.8          42.2             155.8         159.8
                                                          72.1          76.0             223.8         232.5

                                                         214.9         229.6             542.0         555.2


Average gas cost per Mcf sold                         $   4.17      $   2.79          $   3.61      $   2.55

Weather statistics:
  Degree days                                            3,102         3,203             6,328         6,348
  Percent colder (warmer) than normal                     (1.8)          1.4               3.5           4.0


Customers at end of period (Thousands):
  Sales
    Residential                                        1,695.1       1,668.0
    Commercial                                           142.9         142.4
    Industrial                                            11.6          11.7
                                                       1,849.6       1,822.1
  Transportation
    Commercial                                            18.3          17.4
    Industrial                                             2.7           2.5
                                                          21.0          19.9

                                                       1,870.6       1,842.0



Northern Illinois Gas                                                Page 10

PART II - Other Information

Item 1.    Legal Proceedings

           For information concerning legal proceedings, see Rate Proceeding and Contingencies in Notes to the Consolidated Financial Statements beginning on page 5, which are incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

  (a)      See Exhibit Index on page 12 filed herewith.

  (b) The company did not file a report on Form 8-K during the first quarter of 1997.





Northern Illinois Gas                                                Page 11

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            Northern Illinois Gas Company



Date   May 13, 1997                         By     DAVID L. CYRANOSKI
                                                   David L. Cyranoski
                                                 Senior Vice President,
                                                Secretary and Controller





Northern Illinois Gas                                                Page 12

Exhibit Index

Exhibit
 Number                         Description of Document

  12.01    Computation of Consolidated Ratio of Earnings to Fixed Charges.

  27.01    Financial Data Schedule.