Form 10-Q
period 1997-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1997-08-08
CIK 110104

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1997

                                   or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at July 31, 1997, were 15,232,414 ,all of which are owned by NICOR Inc.


Northern Illinois Gas                                                Page i

Table of Contents

                                                                     Page
Part I.    Financial Information
Item 1.    Financial Statements (Unaudited)                            1

           Consolidated Statement of Income -
             Three, Six and Twelve Months Ended
             June 30, 1997 and 1996                                    2

           Consolidated Statement of Cash Flows -
             Six and Twelve Months Ended
             June 30, 1997 and 1996                                    3

           Consolidated Balance Sheet -
             June 30, 1997 and 1996, and
             December 31, 1996                                         4

           Notes to the Consolidated Financial Statements              5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                7

Part II.   Other Information

Item 1.    Legal Proceedings                                          10

Item 6.    Exhibits and Reports on Form 8-K                           10

           Signature                                                  11

           Exhibit Index                                              12




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






Northern Illinois Gas                                                                                Page 2

Consolidated Statement of Income (Unaudited)
(Millions)
                                        Three months ended        Six months ended       Twelve months ended
                                             June 30                  June 30                  June 30
                                         1997       1996          1997       1996          1997       1996

Operating revenues                     $  244.0   $  284.7      $1,063.9   $  937.2      $1,736.9   $1,471.6

Operating expenses
  Cost of gas                             116.8      157.0         722.3      596.4       1,134.8      902.5
  Operating and maintenance                37.1       37.8          74.5       77.1         153.9      157.2
  Depreciation                             19.4       18.1          68.1       64.4         115.5      105.7
  Taxes, other than income taxes           22.7       24.3          82.6       75.8         124.3      111.2
  Income taxes                             14.3       13.6          35.2       37.9          60.4       57.2
                                          210.3      250.8         982.7      851.6       1,588.9    1,333.8

Operating income                           33.7       33.9          81.2       85.6         148.0      137.8

Other income (expense)
  Interest income                            .8         .1            .8         .1            .8         .4
  Other, net                                 .2         .3            .3         .6           1.7        1.1
  Income taxes on other income              (.3)       (.1)          (.4)       (.2)          (.6)       (.4)
                                             .7         .3            .7         .5           1.9        1.1

Interest expense
  Interest on debt, net of amounts
    capitalized                             9.9        9.6          22.4       20.1          46.7       38.7
  Other                                      .3        2.0            .6        2.4            .8        2.9
                                           10.2       11.6          23.0       22.5          47.5       41.6

Net income                                 24.2       22.6          58.9       63.6         102.4       97.3

Dividends on preferred stock                 .1         .1            .2         .3            .5         .5

Earnings applicable to common stock    $   24.1   $   22.5      $   58.7   $   63.3      $  101.9   $   96.8

<F1>
Northern Illinois Gas is a wholly owned subsidiary of NICOR Inc.  Earnings and dividends per share information is therefore omitted.
<F2>
The accompanying notes are an integral part of this statement.






Northern Illinois Gas                                                                                Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                 Six months ended       Twelve months ended
                                                                     June 30                  June 30
                                                                 1997        1996         1997         1996
Operating activities
  Net income                                                   $  58.9     $  63.6      $ 102.4      $  97.3
  Adjustments to reconcile net income to net
    cash flow provided from operating activities:
      Depreciation                                                68.1        64.4        115.5        105.7
      Deferred income tax expense (benefit)                        4.8        (1.5)         5.3           .9
      Change in working capital items and other:
        Accounts receivable, less allowances                     149.3        95.2         (6.7)       (61.2)
        Gas in storage                                           104.0        42.8          6.0         (8.5)
        Deferred/accrued gas costs                                83.4       (24.5)        65.5        (53.5)
        Accounts payable                                         (70.1)      (64.6)         5.0         11.7
        Temporary LIFO liquidation                                56.6        12.0         44.6        (18.7)
        Other                                                      3.5        (9.3)       (11.6)       (33.1)

  Net cash flow provided from operating activities               458.5       178.1        326.0         40.6

Investing activities
  Capital expenditures                                           (42.3)      (42.5)      (107.5)      (134.5)
  Other                                                            1.5           -          3.4           .1

  Net cash flow used for investing activities                    (40.8)      (42.5)      (104.1)      (134.4)

Financing activities
  Net proceeds from issuing long-term debt                        49.7           -        124.0         49.5
  Disbursements to retire long-term debt                         (25.0)      (50.0)       (25.0)      (100.0)
  Short-term borrowings (repayments), net                       (284.2)      (42.3)      (109.3)       109.3
  Dividends paid                                                 (58.3)      (42.7)      (107.4)       (77.1)
  Other                                                            (.5)        (.6)         (.4)         (.6)

  Net cash flow used for financing activities                   (318.3)     (135.6)      (118.1)       (18.9)

Net increase (decrease) in cash and cash equivalents              99.4           -        103.8       (112.7)

Cash and cash equivalents, beginning of period                     4.4           -            -        112.7

Cash and cash equivalents, end of period                       $ 103.8     $     -      $ 103.8      $     -

Supplemental information
  Income taxes paid, net of refunds                            $  17.5     $  32.9      $  51.5      $  57.0
  Interest paid, net of amounts capitalized                       22.6        20.7         55.1         39.7

<F1>
The accompanying notes are an integral part of this statement.





Northern Illinois Gas                                                                              Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                              June 30         December 31         June 30
                          Assets                                1997              1996              1996

Gas distribution plant, at cost                              $ 2,979.1         $ 2,942.8         $ 2,889.0
  Less accumulated depreciation                                1,344.4           1,280.9           1,243.1

                                                               1,634.7           1,661.9           1,645.9
Other property and investments, net of accumulated
  depletion of $14.5, $14.5 and $34.4, respectively                7.1               8.8               8.5


Current assets
  Cash and cash equivalents                                      103.8               4.4                 -
  Accounts receivable, less allowances of $9.4
    $6.1 and $7.4, respectively                                  154.3             303.6             147.6
  Gas in storage, at last-in, first-out (LIFO) cost               14.2             118.2              20.2
  Deferred gas costs                                                 -              51.1              33.2
  Other                                                           24.0              28.2              23.9

                                                                 296.3             505.5             224.9

Other assets                                                      72.9              69.0              66.7

                                                             $ 2,011.0         $ 2,245.2         $ 1,946.0

               Capitalization and Liabilities

Capitalization
  Long-term debt                                             $   520.8         $   495.5         $   421.4
  Preferred stock
    Redeemable                                                     8.1               8.6               8.6
    Nonredeemable                                                  1.4               1.4               1.4
  Common equity
    Common stock                                                  76.2              76.1              76.2
    Paid-in capital                                              107.9             107.9             107.9
    Retained earnings                                            506.4             498.4             512.3

                                                               1,220.8           1,187.9           1,127.8

Current liabilities
  Long-term obligations due within one year                       25.5              25.5              25.5
  Short-term borrowings                                              -             284.2             109.3
  Accounts payable                                               221.4             291.5             216.4
  Temporary LIFO liquidation                                      56.6                 -              12.0
  Accrued gas costs                                               32.3                 -                 -
  Accrued interest                                                31.9              31.9              38.9
  Other                                                           46.4              50.7              47.6

                                                                 414.1             683.8             449.7

Deferred credits and other liabilities
  Deferred income taxes                                          182.9             179.5             173.1
  Regulatory income tax liability                                 82.6              83.8              85.1
  Unamortized investment tax credits                              47.3              48.4              49.8
  Other                                                           63.3              61.8              60.5

                                                                 376.1             373.5             368.5

                                                             $ 2,011.0         $ 2,245.2         $ 1,946.0


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

RATE PROCEEDING

On April 3, 1996, the Ill.C.C. granted Northern Illinois Gas a $33.7 million general rate increase, of which $12 million relates to a change in the company's composite depreciation rate. The new rate structure, effective April 11, 1996, allows Northern Illinois Gas to recover a larger proportion of its fixed costs during warmer months. In June 1997, the order was upheld by the Third District Appellate Court of Illinois.

LONG-TERM DEBT

In June 1997, Northern Illinois Gas sold $50 million of 6.75% First Mortgage Bonds due in 2002. The net proceeds from the sale of the bonds replenished corporate funds used for the February 1997 maturity of $25 million of 5-1/2% First Mortgage Bonds and general corporate purposes.

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

Northern Illinois Gas has entered into agreements to sell, subject to Ill.C.C. approval, certain nonutility properties with a book value of approximately $6 million for nearly $17 million. Sale closings are expected to take place over the next few quarters.







Northern Illinois Gas                                                Page 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Northern Illinois Gas 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the second quarter of 1997 increased to $24.2 million from $22.6 million in the second quarter of 1996 due mainly to the positive impact of a change in interest on income tax adjustments. For the six months ended June 30, 1997, net income decreased to $58.9 million from $63.6 million a year ago. The decrease was due to the combined impact of a rate order that was implemented April 1996 which included rate design changes and a depreciation rate increase and lower deliveries. The rate design changes shifted revenues from cold-weather quarters to warm-weather quarters which had a positive impact on second and third quarter results, but a negative impact on the first quarter. Deliveries for the period were adversely affected by such factors as weather and a reduction in transportation service to other utilities. Net income for the twelve months ended June 30 rose to $102.4 million in 1997 from $97.3 million a year ago due to the impact of the 1996 rate order.

Operating revenues decreased $40.7 million for the three-month period and increased $126.7 million and $265.3 million for the six- and twelve-month periods, respectively. In each period the change was due to natural gas supply costs which are recovered from customers.

Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for the periods ended June 30. For the six-month period, margin decreased due primarily to lower deliveries and the impact of last year's rate order. For the twelve-month period, both margin and margin per Mcf delivered increased due largely to the impact of the April 1996 rate order.

                          Three months     Six months      Twelve months
                          1997    1996    1997     1996    1997    1996

   Margin (Millions)    $109.1   $106.8  $268.7  $275.7   $495.5  $476.1

   Margin per Mcf
     delivered            1.12     1.13     .86     .85      .91     .85

Operating and maintenance expenses declined in all periods due, in part, to ongoing cost control initiatives which more than offset a higher provision for uncollectible accounts.

Depreciation expense increased in all periods due primarily to the change in the composite depreciation rate and plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 5.






Northern Illinois Gas                                                Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


RESULTS OF OPERATIONS (Concluded)

Interest on debt increased in the six- and twelve-month periods due primarily to higher borrowing levels. Other interest expense decreased in all periods due to a change in interest on income tax adjustments.

FINANCIAL CONDITION

Net cash flow from operating activities increased $280.4 million and $285.4 million for the six- and twelve-month periods, respectively, due primarily to the timing of gas cost recoveries. Net cash flow from operations may swing sharply from one interim period to another due to the seasonal nature of Northern Illinois Gas' business. The company generally relies on short-term financing to meet temporary increases in working capital needs.

The company maintains short-term credit agreements with major domestic and foreign banks. At June 30, 1997, these agreements, which serve as backup for the issuance of commercial paper, totaled $248 million. The company had no outstanding commercial paper at June 30, 1997.

In June 1997, Northern Illinois Gas sold $50 million of 6.75% First Mortgage Bonds due in 2002. The net proceeds from the sale of the bonds replenished corporate funds used for the February 1997 maturity of $25 million of 5-1/2% First Mortgage Bonds and general corporate purposes.

OTHER

Sale of Properties. Northern Illinois Gas has entered into agreements to sell, subject to Ill.C.C. approval, certain nonutility properties with a book value of approximately $6 million for nearly $17 million. Sale closings are expected to take place over the next few quarters.

Rate Proceeding. In June 1997, the Third District Appellate Court of Illinois upheld the company's general rate increase granted by the Ill.C.C. on April 3, 1996. For further information, see Rate Proceeding on page 5.






Northern Illinois Gas                                                                                    Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results.  Operating revenues, deliveries, weather statistics and other data are presented below.
                                         Three months ended         Six months ended         Twelve months ended
                                               June 30                   June 30                   June 30
                                          1997        1996          1997        1996          1997        1996
Operating revenues (Millions):
 Sales
   Residential                          $  148.4    $  181.7      $  683.0    $  599.2      $1,123.9    $  949.5
   Commercial                               39.8        45.9         198.7       163.3         317.3       248.6
   Industrial                               11.2         7.4          39.6        30.5          63.6        43.3
                                           199.4       235.0         921.3       793.0       1,504.8     1,241.4

 Transportation
   Commercial                               11.0        10.6          29.2        31.0          54.0        53.4
   Industrial                               10.3        11.7          24.1        29.6          48.4        59.7
                                            21.3        22.3          53.3        60.6         102.4       113.1

 Revenue taxes and other                    23.3        27.4          89.3        83.6         129.7       117.1

                                        $  244.0    $  284.7      $1,063.9    $  937.2      $1,736.9    $1,471.6

Deliveries (Bcf):
 Sales
   Residential                              35.0        35.8         141.7       150.8         238.0       249.2
   Commercial                               10.1         9.2          41.2        41.1          67.1        65.1
   Industrial                                4.1         1.6           9.1         8.3          15.7        12.2
                                            49.2        46.6         192.0       200.2         320.8       326.5

 Transportation
   Commercial                               10.1        11.3          38.4        45.2          66.7        74.8
   Industrial                               37.9        36.7          81.7        78.8         157.0       161.2
                                            48.0        48.0         120.1       124.0         223.7       236.0

                                            97.2        94.6         312.1       324.2         544.5       562.5


Average gas cost per Mcf sold           $   2.30    $   3.29      $   3.69    $   2.91      $   3.46    $   2.68

Weather statistics:
 Degree days                                 893         801         3,995       4,004         6,420       6,423
 Percent colder than normal                 29.8        16.4           3.8         4.1           5.0         5.2

Customers at end of period (Thousands):
 Sales
   Residential                           1,690.9     1,668.3
   Commercial                              141.0       140.5
   Industrial                               11.4        11.5
                                         1,843.3     1,820.3

 Transportation
   Commercial                               18.6        17.8
   Industrial                                2.8         2.6
                                            21.4        20.4

                                         1,864.7     1,840.7







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

  (b) The company did not file a report on Form 8-K during the second quarter of 1997.







Northern Illinois Gas                                                Page 11

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Northern Illinois Gas Company



Date  August 8, 1997                    By         DAVID L. CYRANOSKI
                                                   David L. Cyranoski
                                                 Senior Vice President,
                                                Secretary and Controller









Northern Illinois Gas                                                Page 12

Exhibit Index

Exhibit
 Number                        Description of Document

  1.01 Underwriting agreement, dated June 3, 1997, between Northern Illinois Gas Company and Morgan Stanley & Co. Inc.

  4.01 Supplemental Indenture, dated June 1, 1997, of Northern Illinois Gas Company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954.

 12.01   Computation of Consolidated Ratio of Earnings to Fixed Charges.

 27.01   Financial Data Schedule.