Form 10-Q
period 1997-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1997-11-13
CIK 110104

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
        For the quarterly period ended September 30, 1997

                        or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from            to

Commission file number 1-7296



                         NORTHERN ILLINOIS GAS COMPANY
                         (Doing business as Nicor Gas)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at October 31, 1997, were 15,232,414, all of which are owned by Nicor Inc.




Nicor Gas                                                            Page i

Table of Contents

                                                                       Page
Part I.      Financial Information
Item 1.      Financial Statements (Unaudited)                            1

             Consolidated Statement of Income -
               Three, Nine and Twelve Months Ended
               September 30, 1997 and 1996                               2

             Consolidated Statement of Cash Flows -
               Nine and Twelve Months Ended
               September 30, 1997 and 1996                               3

             Consolidated Balance Sheet -
               September 30, 1997 and 1996, and
               December 31, 1996                                         4

             Notes to the Consolidated Financial Statements              5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                7

Part II.     Other Information

Item 1.      Legal Proceedings                                          10

Item 6.      Exhibits and Reports on Form 8-K                           10

             Signature                                                  11

             Exhibit Index                                              12




Selected terms:

Ill.C.C. - Illinois Commerce Commission.

Mcf, Bcf - Thousand cubic feet, billion cubic feet.

Degree days - The extent to which the daily average
              temperature falls below 65 degrees
              Fahrenheit.




Nicor Gas                                                            Page 1



As part of Nicor's plans to bring all of its energy-related businesses together under one name, Northern Illinois Gas Company will be doing business as Nicor Gas. Although Northern Illinois Gas will continue to function as a legal entity, products and services are now marketed under a single common brand identity "Nicor." Northern Illinois Gas is hereinafter referred to as Nicor Gas.


PART I - Financial Information

Item 1.  Financial Statements

         The following condensed unaudited financial statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K.

         The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Because of seasonal and other factors, the results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.




Nicor Gas                                                                                            Page 2

Consolidated Statement of Income (Unaudited)
(Millions)
                                        Three months ended       Nine months ended       Twelve months ended
                                           September 30             September 30             September 30
                                         1997       1996          1997       1996          1997       1996

Operating revenues                     $  151.1   $  161.0      $1,215.1   $1,098.3      $1,727.0   $1,515.2

Operating expenses
  Cost of gas                              55.7       68.6         778.0      664.9       1,122.0      924.7
  Operating and maintenance                35.1       36.0         109.7      113.2         153.1      157.5
  Depreciation                             13.2       13.0          81.3       77.4         115.7      107.4
  Taxes, other than income taxes           12.0       11.6          94.7       87.5         124.6      113.1
  Income taxes                              9.1        7.7          44.3       45.6          61.8       62.9
                                          125.1      136.9       1,108.0      988.6       1,577.2    1,365.6

Operating income                           26.0       24.1         107.1      109.7         149.8      149.6

Other income (expense)
  Interest income                            .6          -           1.4         .1           1.4         .1
  Other, net                                 .2          -            .6         .6           1.9        1.2
  Income taxes on other income              (.3)         -           (.7)       (.2)          (.9)       (.3)
                                             .5          -           1.3         .5           2.4        1.0

Interest expense
  Interest on debt, net of
    amounts capitalized                    10.6       11.2          33.0       31.4          46.1       41.6
  Other                                      .3         .1            .9        2.4            .9        2.9
                                           10.9       11.3          33.9       33.8          47.0       44.5

Net income                                 15.6       12.8          74.5       76.4         105.2      106.1

Dividends on preferred stock                 .1         .1            .4         .4            .5         .5

Earnings applicable to common stock    $   15.5   $   12.7      $   74.1   $   76.0      $  104.7   $  105.6


<F1>
Nicor Gas is a wholly owned subsidiary of Nicor Inc.  Earnings and dividends per share information is therefore omitted.

<F2>
The accompanying notes are an integral part of this statement.


Nicor Gas                                                                                            Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                 Nine months ended       Twelve months ended
                                                                    September 30             September 30
                                                                  1997        1996         1997        1996
Operating activities
  Net income                                                    $  74.5     $  76.4      $ 105.2     $ 106.1
  Adjustments to reconcile net income to net
    cash flow provided from operating activities:
      Depreciation                                                 81.3        77.4        115.7       107.4
      Deferred income tax expense (benefit)                         3.7        (1.6)         4.3          .8
      Change in working capital items and other:
        Accounts receivable, less allowances                      175.3       123.7         (9.2)      (40.4)
        Gas in storage                                            (27.0)      (72.0)       (10.2)      (76.1)
        Deferred/accrued gas costs                                 61.7       (33.7)        53.0       (25.2)
        Accounts payable                                          (56.6)      (74.7)        28.6       (26.2)
        Accrued interest                                           (5.0)      (11.9)         1.4        (4.2)
        Other                                                      (9.0)      (27.7)         (.2)      (28.6)

  Net cash flow provided from operating activities                298.9        55.9        288.6        13.6

Investing activities
  Capital expenditures                                            (65.7)      (68.2)      (105.2)     (116.3)
  Other                                                             1.8         (.7)         4.4         (.7)

  Net cash flow used for investing activities                     (63.9)      (68.9)      (100.8)     (117.0)

Financing activities
  Net proceeds from issuing long-term debt                         49.7        74.3         49.7       123.8
  Disbursements to retire long-term debt                          (25.0)      (50.0)       (25.0)      (50.0)
  Short-term borrowings (repayments), net                        (176.1)       56.4        (99.9)      114.4
  Dividends paid                                                  (83.8)      (67.3)      (108.3)      (84.5)
  Other                                                             (.5)        (.4)         (.6)        (.4)

  Net cash flow provided from (used for) financing
    activities                                                   (235.7)       13.0       (184.1)      103.3

Net increase (decrease) in cash and cash equivalents                (.7)          -          3.7         (.1)

Cash and cash equivalents, beginning of period                      4.4           -            -          .1

Cash and cash equivalents, end of period                        $   3.7     $     -      $   3.7     $     -

Supplemental information
  Income taxes paid, net of refunds                             $  35.6     $  49.5      $  53.0     $  57.5
  Interest paid, net of amounts capitalized                        38.4        46.6         44.9        49.3


<F1>
The accompanying notes are an integral part of this statement.



Nicor Gas                                                                                            Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                           September 30       December 31       September 30
                          Assets                               1997               1996              1996

Gas distribution plant, at cost                              $ 2,999.6         $ 2,942.8          $ 2,911.9
  Less accumulated depreciation                                1,355.0           1,280.9            1,253.4

                                                               1,644.6           1,661.9            1,658.5
Other property and investments, net of accumulated
  depletion of $14.5, $14.5 and $34.4, respectively                6.8               8.8                8.5


Current assets
  Cash and cash equivalents                                        3.7               4.4                  -
  Accounts receivable, less allowances of $7.5,
    $6.1 and $5.4, respectively                                  128.3             303.6              119.1
  Gas in storage, at last-in, first-out cost                     145.2             118.2              135.0
  Deferred gas costs                                                 -              51.1               42.4
  Other                                                           23.5              28.2               23.1

                                                                 300.7             505.5              319.6

Other assets                                                      77.1              69.0               68.4

                                                             $ 2,029.2         $ 2,245.2          $ 2,055.0

               Capitalization and Liabilities

Capitalization
  Long-term debt                                             $   520.9         $   495.5          $   495.9
  Preferred stock
    Redeemable                                                     8.1               8.6                8.6
    Nonredeemable                                                  1.4               1.4                1.4
  Common equity
    Common stock                                                  76.2              76.1               76.2
    Paid-in capital                                              107.9             107.9              107.9
    Retained earnings                                            496.6             498.4              500.6

                                                               1,211.1           1,187.9            1,190.6
Current liabilities
  Long-term obligations due within one year                       25.5              25.5               25.5
  Short-term borrowings                                          108.1             284.2              208.0
  Accounts payable                                               234.9             291.5              206.3
  Accrued interest                                                26.9              31.9               25.5
  Other                                                           48.5              50.7               30.0

                                                                 443.9             683.8              495.3
Deferred credits and other liabilities
  Deferred income taxes                                          181.0             179.5              173.2
  Regulatory income tax liability                                 82.1              83.8               84.5
  Unamortized investment tax credits                              46.8              48.4               49.2
  Other                                                           64.3              61.8               62.2

                                                                 374.2             373.5              369.1

                                                             $ 2,029.2         $ 2,245.2          $ 2,055.0


<F1>
The accompanying notes are an integral part of this statement.




Nicor Gas                                                            Page 5

Notes to the Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Depreciation is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries. In April 1996, the composite depreciation rate was increased to
4.1 percent from 3.7 percent.

RATE PROCEEDING

On April 3, 1996, the Ill.C.C. granted Nicor Gas a $33.7 million general rate increase, of which $12 million relates to a change in the company's composite depreciation rate. The new rate structure, effective April 11, 1996, allows Nicor Gas to recover a larger proportion of its fixed costs during warmer months. In June 1997, the order was upheld by the Third District Appellate Court of Illinois.

LONG-TERM DEBT

In October 1997, Nicor Gas issued $50 million of 7-3/8% First Mortgage Bonds due in 2027. The net proceeds from the sale of the bonds will be used, together with other corporate funds, for the November 1997 retirement of $50 million of 9% First Mortgage Bonds due in 2019.

In June 1997, Nicor Gas sold $50 million of 6.75% First Mortgage Bonds due in 2002. The net proceeds from the sale of the bonds replenished corporate funds used for the February 1997 maturity of $25 million of 5-1/2% First Mortgage Bonds and general corporate purposes.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

Until the early 1950s, certain manufactured gas facilities were operated in the Nicor Gas service territory. Manufactured gas is now known to have created various by-products that may still be present at these sites. Current environmental laws may require cleanup of these former manufactured gas plant sites. The company has identified up to 40 properties in its service territory believed to be the location of such sites. Of these properties, Nicor Gas currently owns 15 and formerly owned or leased 13. The remaining properties were never owned or leased by the company. Information regarding preliminary reviews of the company's currently owned and formerly owned or leased properties has been presented to the Illinois Environmental Protection Agency. More detailed investigations are either currently in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. Since 1994, the company has been recovering these costs from its customers in accordance with Ill.C.C. authorization.




Nicor Gas                                                            Page 6

Notes to the Consolidated Financial Statements (Unaudited)
(Concluded)

CONTINGENCIES (Concluded)

At certain sites, the current owners are seeking to allocate cleanup costs to former owners or lessees, including Nicor Gas.

On December 20, 1995, Nicor Gas filed suit in the Circuit Court of Cook County against insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Presently, management cannot predict the outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

Nicor Gas has entered into agreements to sell, subject to Ill.C.C. approval, certain nonutility properties with a book value of approximately $6 million for nearly $17 million. Sale closings are expected to take place over the next two quarters.




Nicor Gas                                                            Page 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the third quarter of 1997 increased to $15.6 million from $12.8 million in the third quarter of 1996 due primarily to higher deliveries of natural gas unrelated to weather. For the nine months ended September 30, 1997, net income decreased to $74.5 million from $76.4 million a year ago. The decrease included the impact of a rate order that was implemented in April 1996 which included rate design changes and a depreciation rate increase. The rate design changes had a positive impact on 1996 results but a negative impact on first quarter 1997 results when compared to the prior year. Net income for the twelve months ended September 30, 1997, decreased to $105.2 million from $106.1 million a year ago due to higher depreciation.

Operating revenues decreased $9.9 million for the three-month period and increased $116.8 million and $211.8 million for the nine- and twelve-month periods, respectively. In each period the change was due to variances in natural gas supply costs, which are recovered from customers.

Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for the periods ended September 30. For the three-month period, margin increased due largely to higher deliveries of natural gas.

                        Three months      Nine months    Twelve months
                        1997     1996    1997    1996    1997    1996

    Margin (Millions)  $ 88.1   $ 84.1  $356.7  $359.8  $499.5  $495.9

    Margin per Mcf
      delivered          1.35     1.35     .95     .93     .91     .89

Operating and maintenance expenses declined in all periods due, in part, to ongoing cost control initiatives which more than offset a higher provision for uncollectible accounts.

Depreciation expense increased in all periods due to the change in the composite depreciation rate and plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 5.

Interest income increased in each period due to higher investment levels.

Interest on debt increased in the nine- and twelve-month periods due primarily to higher borrowing levels. Other interest expense decreased in the same periods due to a change in interest on income tax adjustments.




Nicor Gas                                                            Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities increased $243 million and $275 million for the nine- and twelve-month periods, respectively, due primarily to the timing of gas cost recoveries. Net cash flow from operations may swing sharply from one interim period to another due to the seasonal nature of Nicor Gas' business. The company generally relies on short-term financing to meet temporary increases in working capital needs.

The company maintains short-term credit agreements with major domestic and foreign banks. At September 30, 1997, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million, and the company had $108.1 million of commercial paper outstanding. At
September 30, 1997, the unused lines of credit under these credit agreements were $141.9 million.

In October 1997, Nicor Gas issued $50 million of 7-3/8% First Mortgage Bonds due in 2027. The net proceeds from the sale of the bonds will be used, together with other corporate funds, for the November 1997 retirement of $50 million of 9% First Mortgage Bonds due in 2019.

In June 1997, Nicor Gas sold $50 million of 6.75% First Mortgage Bonds due in 2002. The net proceeds from the sale of the bonds replenished corporate funds used for the February 1997 maturity of $25 million of 5-1/2% First Mortgage Bonds and general corporate purposes.

OTHER

Sale of Properties. Nicor Gas has entered into agreements to sell, subject to Ill.C.C. approval, certain nonutility properties with a book value of approximately $6 million for nearly $17 million. Sale closings are expected to take place over the next two quarters.

Rate Proceeding. In June 1997, the Third District Appellate Court of Illinois upheld the company's general rate increase granted by the Ill.C.C. on April 3, 1996. For further information, see Rate Proceeding on page 5.

Customer Select Pilot Program. On October 8, 1997, the Ill.C.C. approved Nicor Gas' plans for a three-year pilot program called Customer Select that will give more customers the opportunity to choose their natural gas supplier. Currently over 10 percent of the company's commercial and industrial customers purchase natural gas from other suppliers, and in the Customer Select pilot program, the remaining 150,000 commercial and industrial customers will be eligible to choose their suppliers. In the first year, as many as 20,000 of those customers will be able to enroll in the program. In the year 2000, up to 10,000 residential customers will be eligible to sign up.



Nicor Gas                                                                                           Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results.  Operating revenues, deliveries, weather statistics and other data are presented below.
                                          Three months ended      Nine months ended      Twelve months ended
                                             September 30            September 30            September 30
                                           1997       1996         1997       1996         1997       1996
Operating revenues (Millions):
 Sales
    Residential                          $   93.4   $  104.7     $  776.3   $  703.9     $1,112.6   $  982.2
    Commercial                               21.1       23.9        219.8      187.2        314.5      256.9
    Industrial                                5.0        3.4         44.7       33.9         65.2       45.1
                                            119.5      132.0      1,040.8      925.0      1,492.3    1,284.2
 Transportation
    Commercial                                9.3        7.8         38.6       38.7         55.6       55.0
    Industrial                               10.8       10.7         34.9       40.4         48.5       57.6
                                             20.1       18.5         73.5       79.1        104.1      112.6

  Revenue taxes and other                    11.5       10.5        100.8       94.2        130.6      118.4

                                         $  151.1   $  161.0     $1,215.1   $1,098.3     $1,727.0   $1,515.2

Deliveries (Bcf):
  Sales
    Residential                              15.7       15.5        157.5      166.3        238.2      249.3
    Commercial                                3.6        3.7         44.8       44.8         67.0       65.2
    Industrial                                1.5         .6         10.6        8.9         16.6       12.4
                                             20.8       19.8        212.9      220.0        321.8      326.9
  Transportation
    Commercial                                6.3        6.3         44.6       51.4         66.7       74.6
    Industrial                               37.9       36.1        119.6      114.9        158.9      158.7
                                             44.2       42.4        164.2      166.3        225.6      233.3

                                             65.0       62.2        377.1      386.3        547.4      560.2

Average gas cost per Mcf sold            $   2.45   $   3.27     $   3.57   $   2.94     $   3.40   $   2.75

Weather statistics:
  Degree days                                  51         84        4,046      4,088        6,387      6,414
  Percent colder (warmer) than normal       (42.0)      (4.6)         2.8        3.9          4.4        5.1

Customers at end of period (Thousands):
 Sales
    Residential                           1,690.2    1,670.3
    Commercial                              140.0      139.1
    Industrial                               11.1       11.4
                                          1,841.3    1,820.8
 Transportation
    Commercial                               18.7       17.9
    Industrial                                2.9        2.7
                                             21.6       20.6

                                          1,862.9    1,841.4



Nicor Gas                                                            Page 10

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Rate Proceeding and Contingencies in Notes to the Consolidated Financial Statements beginning on page 5, which are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 12 filed herewith.

  (b) The company did not file a report on Form 8-K during the third quarter of 1997.





Nicor Gas                                                            Page 11

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Nicor Gas



Date   November 13, 1997           By        DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                            Senior Vice President,
                                           Secretary and Controller




Nicor Gas                                                            Page 12

Exhibit Index

 Exhibit
 Number                        Description of Document

  1.01 Underwriting agreement, dated October 23, 1997, between Nicor Gas and Merrill Lynch & Co.

  4.01 Supplemental Indenture, dated October 15, 1997, of Nicor Gas to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954.

 12.01    Computation of Consolidated Ratio of Earnings to Fixed Charges.

 27.01    Financial Data Schedule.