Form 10-K405
period 1997-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1998-03-26
CIK 110104

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K



(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1997
                                   or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from            to

Commission file number 1-7296


                        NORTHERN ILLINOIS GAS COMPANY
                   (Doing business as Nicor Gas Company)

           (Exact name of registrant as specified in its charter)

              Illinois                                         36-2863847
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)

               1844 Ferry Road
            Naperville, Illinois                                60563-9600
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (630) 983-8888

Securities registered pursuant to Sections 12(b) or 12(g) of the Act:  None

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of common stock, par value $5, outstanding at February 28, 1998, were 15,232,414 all of which are owned by Nicor Inc.





Nicor Gas Company                                                    Page i

Table of Contents

Item No.                                                                 Page
             Part I
    1.       Business...................................................    1

    2.       Properties.................................................    5

    3.       Legal Proceedings..........................................    5

    4.       Submission of Matters to a Vote of Security Holders........    *

             Part II
    5.       Market for Registrant's Common Equity and Related
               Stockholder Matters......................................    5

    6.       Selected Financial Data....................................    *

    7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    6

   7A.       Quantitative and Qualitative Disclosures About Market Risk.   11

    8.       Financial Statements and Supplementary Data................   12

    9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................   26

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
   14.       Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K..............................................   26

             Signatures.................................................   28

             Supplemental Information...................................   29

             Exhibit Index..............................................   30

Selected Terms:

FERC - Federal Energy Regulatory Commission.
Ill.C.C. - Illinois Commerce Commission.
Mcf, Bcf - Thousand cubic feet, billion cubic feet.
Degree days - The extent to which the daily average temperature falls below
                65 degrees Fahrenheit.

* The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required Item.




Nicor Gas Company                                                    Page 1


As part of Nicor Inc.'s plan to bring all of its energy-related businesses together under one name, Northern Illinois Gas began doing business as Nicor Gas in October 1997. Although Northern Illinois Gas continues to function as a legal entity, products and services are now marketed under a single common brand identity "Nicor." Northern Illinois Gas is hereinafter referred to as Nicor Gas.


PART I

Item 1.   Business

Nicor Gas, an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor Inc., a holding company.

GENERAL

Nicor Gas is one of the nation's largest natural gas distribution companies. The company delivers natural gas to about 1.9 million customers, including transportation service, gas storage and gas supply backup to approximately 22,000 commercial and industrial customers who purchase their own gas supplies. The company has approximately 2,200 employees. The company's service territory encompasses most of the northern third of Illinois, excluding the city of Chicago. Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, less than 5 percent of the agreements will expire in five years or less.

Nicor Gas' service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 1997, residential customers accounted for over 40 percent of natural gas deliveries, while commercial and industrial customers accounted for approximately 25 percent and 35 percent, respectively. In addition, the company's industrial and commercial customer base is well-diversified, lessening the impact of industry-specific economic swings. See Operating Statistics on page 7 for operating revenues, deliveries and customers by customer classification.

Gas deliveries are seasonal since approximately 50 percent are used for space heating. Typically, 70 percent to 75 percent of deliveries and revenues occur from October through March.

CUSTOMER SERVICES

In addition to gas sales to all customer classes, Nicor Gas provides transportation service to commercial and industrial customers who purchase their own gas supplies. Transportation customers have options that include use of the company's storage system, the choice of individual or group billing, and the ability to choose varying supply backup levels and service options. The company receives a margin generally comparable to gas sales for transportation service with full supply backup.




Nicor Gas Company                                                    Page 2

Item 1.   Business (continued)

In recent years, Nicor Gas has developed several nontraditional activities that are intended to maximize the value of the company's assets, expertise and customer base. These activities include: providing intrastate transportation service to neighboring pipelines and gas distribution companies; providing a variety of hub services to buyers and sellers of natural gas; providing natural gas storage services to customers; selling space for direct-mail inserts in customer bills; and providing water meter reading services to municipalities.

SOURCES OF GAS SUPPLY

Nicor Gas purchases gas supplies on a deregulated basis directly from producers and marketers. Pipeline transportation and purchased storage services are contracted for at rates regulated by the FERC.

Nicor Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company believes natural gas supply availability will be sufficient to meet market demands in the foreseeable future.

Gas supply. Nicor Gas maintains a diversified portfolio of gas supply contracts. Firm gas supply contracts are diversified by supplier, producing region, quantity, available transportation, contract length and contract expiration date. Contract pricing is generally tied to published price indices so as to approximate current market prices. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day. Contracts for about 70 percent of the volumes will expire in 1998, 25 percent in 1999 and the remainder by 2001.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for 56 percent, 46 percent and 22 percent of the company's total gas purchased in 1997, 1996 and 1995, respectively.

Customers served under the company's transportation service tariffs purchase their own gas supplies. Approximately 40 percent of the gas that the company delivered in 1997 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation and storage. Nicor Gas is directly connected to five interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts are with: Natural Gas Pipeline Company of America, which accounts for about two-thirds of the contracted capacity, Midwestern Gas Transmission Company and Northern Natural Gas Company. These contracts expire in the year 2000.




Nicor Gas Company                                                    Page 3

Item 1.   Business (continued)

The company's peak day requirements are met through utilization of company-owned storage facilities, firm pipeline capacity, purchased storage services and other supply arrangements. The firm pipeline capacity and purchased storage services held by the company that are temporarily not needed can be released in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company's cost of gas charged to customers.

Nicor Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry and is designed to meet about 55 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. On an annual basis, the company cycles about 130 Bcf of gas through its storage fields. In addition to the company-owned facilities, Nicor Gas purchases about
40 Bcf of storage service. Storage provides supply flexibility, improves reliability of deliveries and reduces costs.

COMPETITION/DEMAND

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. About 95 percent of all single-family homes in Nicor Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil. Significant factors that impact demand for natural gas include weather, economic conditions and the price of gas relative to competitive fuels.

Over the last decade, federal and state regulatory changes in the energy industry have had a significant impact on the way utility companies operate. This trend continued in 1997 as Illinois adopted legislation that will direct the process of deregulating the state's electric utility industry. Although Nicor Gas' traditional pricing advantage compared to electricity may decrease as the price of electricity declines, the company expects to maintain a pricing advantage in the foreseeable future.

Additional information on competition and demand is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 9 through 11.

REGULATION

Nicor Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounts for approximately 70 percent of a typical residential customer's annual bill. The company's cost of gas is passed on to the customer with no markup.




Nicor Gas Company                                                    Page 4

Item 1.   Business (concluded)

In 1997, the Ill.C.C. approved Nicor Gas' plans for a three-year test program called Customer SelectSM that will give more customers the opportunity to choose their natural gas supplier. Additional information on the test program is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 11.

In April 1996, the Ill.C.C. granted Nicor Gas a 2.8 percent, $33.7 million general rate increase. For further information relating to that item, see Rate Order on page 20.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is presented in the Contingencies section of the Notes to the Consolidated Financial Statements on page 24.




Nicor Gas Company                                                    Page 5

Item 2.  Properties

The company's properties are located in the territory described under
Item 1, Business, and are suitable, adequate and utilized in its operations.

The gas distribution, transmission and storage system includes approximately 29,000 miles of steel, plastic and cast iron main; approximately 26,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, and communication, computer and office equipment.

The principal real properties are held under easements, permits, licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields. Substantial-ly all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

Item 3.  Legal Proceedings

For information concerning legal proceedings, see Rate Order on page 20 and Contingencies on page 24 in Notes to the Consolidated Financial Statements, which are incorporated herein by reference.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

All of the outstanding common stock of Nicor Gas is owned by Nicor Inc. There is no public trading market for the company's common stock. During 1997 and 1996, the company declared quarterly common dividends totaling $107.5 million and $124.1 million, respectively.




Nicor Gas Company                                                    Page 6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas' operating results and financial condition from 1995 to 1997. This review also discusses business trends and uncertainties that might affect Nicor Gas. Certain terms used herein are defined in the Table of Contents.

RESULTS OF OPERATIONS

Net income for 1997 of $106.9 million was essentially unchanged from 1996. Positive factors during the year included lower operating and maintenance expenses, additional gains from property sales and the positive impact of tax-related matters. Negative factors included lower deliveries due, in part, to weather that was 3 percent warmer than the prior year and the carryover impact of rate design changes and a depreciation rate increase implemented as part of an April 1996 general rate increase. The rate design changes had a positive impact on 1996 results but a negative impact on first quarter 1997 results. For further information on the general rate increase, see Rate Order on page 20. In 1996, net income increased $21.7 million to $107.1 million as the impact of the general rate increase and an increase in deliveries of natural gas more than offset higher depreciation. Higher deliveries were attributable to the positive impact of weather that was 5 percent colder than in 1995, demand growth among existing customers and customer additions.

Operating revenues.  Operating revenues of $1,730.5 million were up
7 percent because of higher natural gas supply costs which are recovered from customers. In 1996, operating revenues of $1,610.2 million were up 23 percent due to the recovery from customers of higher gas costs, an increase in deliveries and the impact of the rate order.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, declined
$6.5 million to $496 million in 1997 due to warmer weather and the negative first quarter impact of the 1996 rate order. In 1996, margin rose
$60.2 million to $502.5 million due primarily to the positive effect of the rate order and higher deliveries. Margin per Mcf delivered in 1996 rose primarily as a result of the rate order.

Operating and maintenance. In 1997, operating and maintenance expenses decreased 4 percent to $150.8 million. The decrease was due, in part, to lower payroll and retirement benefits costs, which more than offset a higher provision for uncollectible accounts. Favorable pension fund investment returns contributed to the reduction in retirement benefits costs.

Depreciation. Depreciation rose 4 percent in 1997 to $116.6 million and 13 percent in 1996 to $111.8 million due to the change in the composite depreciation rate and plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 19.

Other income. Other income increased $3.7 million in 1997 to $5.4 million due to gains from property sales. In 1996, other income decreased
$.5 million to $1.7 million as the impact of lower investment levels on interest income more than offset gains from property sales.




Nicor Gas Company                                                    Page 7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 1997, Nicor Gas entered into agreements to sell certain nonutility properties at a gain of about $11 million. Approximately one-half of the gain was recognized in 1997. The remaining gain is expected to be recorded upon sale closings in the first half of 1998. The company is assessing its nonstrategic real estate holdings, and there may be potential to maximize the value of these holdings through additional property sales or development over the next several years.

Interest expense. In 1996, interest expense rose $8.1 million to $47 million due primarily to higher borrowing levels.

Operating Statistics
                                                   1997           1996             1995

Operating revenues (Millions)
  Sales
    Residential                                 $ 1,126.0      $ 1,040.2        $   849.8
    Commercial                                      314.8          281.9            217.8
    Industrial                                       56.8           54.4             35.9
                                                  1,497.6        1,376.5          1,103.5
  Transportation
    Commercial                                       55.3           55.7             50.3
    Industrial                                       48.4           54.0             62.5
                                                    103.7          109.7            112.8
  Revenue taxes and other                           129.2          124.0             96.4

                                                $ 1,730.5      $ 1,610.2        $ 1,312.7

Deliveries (Bcf)
  Sales
    Residential                                     233.2          247.0            231.4
    Commercial                                       65.2           67.0             59.3
    Industrial                                       12.9           15.0             10.5
                                                    311.3          329.0            301.2
  Transportation
    Commercial                                       66.0           73.5             64.0
    Industrial                                      168.0          154.1            165.6
                                                    234.0          227.6            229.6

                                                    545.3          556.6            530.8

Year-end customers (Thousands)
  Sales
    Residential                                   1,710.0        1,688.5          1,660.6
    Commercial                                      143.0          142.1            141.7
    Industrial                                       11.1           11.6             11.6
                                                  1,864.1        1,842.2          1,813.9
  Transportation
    Commercial                                       18.7           18.1             17.1
    Industrial                                        3.0            2.7              2.5
                                                     21.7           20.8             19.6

                                                  1,885.8        1,863.0          1,833.5




Nicor Gas Company                                                    Page 8

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

Operating. Net cash flow from operating activities was $204.3 million in 1997, $45.6 million in 1996 and $254.1 million in 1995. The 1997 increase was due primarily to the timing of gas cost recoveries. The 1996 decrease was due to the impact of increased gas in storage, the timing of the recovery of gas costs from customers, a 1995 gas pipeline refund and a return to normal levels of customer advance payments.

The working capital component of net cash flow from operating activities can swing sharply due primarily to certain factors including weather, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing. Capital expenditures were $101.8 million in 1997 compared with $107.7 million in 1996 and $152.2 million in 1995. Capital expenditures were higher in 1995 because of costs relating to a major transmission and storage system improvement project. Reduced 1997 and 1996 capital expenditures also reflect continuing cost management efforts.

Capital spending in 1998 is projected to be about $135 million. Included in this amount are costs to commence replacement of the customer information and billing system that is scheduled to be in operation in the year 2000.

Financing.  Long-term debt as a percent of capitalization was 43 percent,
41.7 percent and 38.6 percent at year-end 1997, 1996 and 1995, respectively. The company's ratio of earnings to fixed charges was 4.7, 4.7, and 4.4 for the years ended December 31, 1997, 1996 and 1995, respectively.

Long-term debt. In December 1997, Nicor Gas filed a $175 million First Mortgage Bond shelf registration statement with the Securities and Exchange Commission. The net proceeds from any securities issued are expected to be used for the refinancing of certain debt.

In October 1997, Nicor Gas issued $50 million of 7-3/8% First Mortgage Bonds due in 2027, which represented the remaining $50 million of a 1994 shelf registration statement. The net proceeds from the sale of the bonds were used, together with other corporate funds, for the November 1997 retirement of $50 million of 9% First Mortgage Bonds due in 2019.

In June 1997, Nicor Gas issued $50 million of 6-3/4% First Mortgage Bonds due in 2002. The net proceeds from the sale of the bonds replenished corporate funds used for the February 1997 maturity of $25 million of 5-1/2% First Mortgage Bonds and for general corporate purposes.




Nicor Gas Company                                                    Page 9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In August 1996, Nicor Gas sold $75 million of 6.45% First Mortgage Bonds due in 2001. The net proceeds from the sale of the bonds replenished corporate funds used for the March 1996 maturity of $50 million of 4-1/2% First Mortgage Bonds and for general corporate purposes.

In October 1995, Nicor Gas issued $50 million of 7.26% First Mortgage Bonds due in 2025. The net proceeds of the sale replenished corporate funds used for the maturity of $50 million of 5-1/2% unsecured notes due in July 1995.

Short-term debt. Nicor Gas maintains short-term credit agreements with major domestic and foreign banks. At December 31, 1997, these agreements, which serve as backup for the issuance of commercial paper, totaled
$250 million. The company had $254.4 million and $273 million of commercial paper outstanding at year-end 1997 and 1996, respectively.

Common and preferred stock. The company paid dividends of $109.1 million, $91.8 million and $71.4 million in 1997, 1996 and 1995, respectively.

FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor Gas.

Nicor Gas serves about 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 1997, residential customers accounted for over 40 percent of natural gas deliveries, while commercial and industrial customers accounted for approximately 25 percent and 35 percent, respectively.

Since about one-half of gas deliveries are used for space heating, fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. In addition, significant changes in gas prices or economic conditions can impact gas usage. However, Nicor Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well-diversified, lessening the impact of industry-specific economic swings.

Nicor Gas competes with other energy suppliers based on such factors as price, service and reliability. The company is well-positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels and because of its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers flexibility and alternatives in rates and service, increasing its ability to compete in these markets.





Nicor Gas Company                                                    Page 10

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

Operating Statistics
                                                      1997          1996          1995

Year-end customers (Thousands)                       1,885.8       1,863.0       1,833.5
Margin (Millions)                                    $ 496.0       $ 502.5       $ 442.3
Deliveries (Bcf)                                       545.3         556.6         530.8
Margin per Mcf delivered                             $   .91       $   .90       $   .83
Average gas cost per Mcf sold                        $  3.54       $  2.99       $  2.52
Degree days (Normal 6,116)                             6,254         6,429         6,111

Nicor Gas' growth in deliveries has typically come from a combination of customer additions and increased usage among existing customers. The company anticipates continued steady growth in its customer base and will continue to promote the use of natural gas for diversified uses such as cogeneration and large-tonnage gas air conditioning. In addition, the company expects that an abundant supply of natural gas at competitive prices will encourage additional gas-fired electric power generation.

While working to achieve growth in its traditional gas distribution operations, Nicor Gas has also been pursuing several nontraditional activities. These nontraditional activities include: providing intrastate transportation service to neighboring pipelines and gas distribution companies; providing a variety of hub services to buyers and sellers of natural gas; providing natural gas storage services to customers; selling space for direct-mail inserts in customer bills; and providing water meter reading services to municipalities.

Nicor Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Nicor Gas.

Over the last decade, federal and state regulatory changes in the energy industry have had a significant impact on the way utility companies operate. This trend continued in 1997 as Illinois adopted legislation that will direct the process of deregulating the state's electric utility industry. The new legislation calls for rate cuts in 1998 and again in 2002 for most electric utility customers. Customer choice and competition will be phased in over several years, beginning with commercial and industrial customers in 1999, then adding residential customers in 2002. Although Nicor Gas' traditional pricing advantage compared to electricity may decrease as the





Nicor Gas Company                                                    Page 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

price of electricity declines, the company expects to maintain a pricing advantage in the foreseeable future. Ongoing efforts to maintain this pricing advantage include: continuing to reduce fixed gas supply and pipeline transportation costs; reducing operating and maintenance expenses while increasing customer satisfaction; and reducing capital spending from historic levels while maintaining system integrity.

In 1997, the Ill.C.C. approved Nicor Gas' plans for a three-year test program called Customer SelectSM that will give more customers the opportunity to choose their natural gas supplier. Currently over 10 percent of the company's commercial and industrial customers purchase natural gas from other suppliers. In the Customer Select test program, the remaining 150,000 commercial and industrial customers will be eligible to choose their suppliers. In the first year, as many as 20,000 of those customers will be allowed to enroll in the program. In the year 2000, up to 10,000 residential customers will also be allowed to enroll.

Year 2000. Nicor Gas has identified systems which may be affected by the "Year 2000" issue and has developed a plan that encompasses replacement or modification of existing applications and communication with major suppliers, customers and other parties. Nicor Gas does not expect the "Year 2000" issue to have a material impact on its financial position or results of operations.

Contingencies. The company is conducting environmental investigations and remedial activities at former gas manufacturing plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see Contingencies on page 24.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.




Nicor Gas Company                                                    Page 12

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




Nicor Gas Company                                                    Page 13

Report of Independent Public Accountants



To Northern Illinois Gas Company (Doing business as Nicor Gas Company):


We have audited the accompanying consolidated balance sheet and statement of capitalization of Nicor Gas Company (an Illinois corporation and a wholly owned subsidiary of Nicor Inc.) and subsidiary company as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibili-ty is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicor Gas Company and subsidiary company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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





                                     ARTHUR ANDERSEN LLP

Chicago, Illinois
January 27, 1998



Nicor Gas Company                                                                                                      Page 14

Consolidated Statement of Income
(Millions)

                                                                                               Year Ended December 31
                                                                                     1997               1996               1995

Operating revenues                                                                $ 1,730.5          $ 1,610.2          $ 1,312.7

Operating expenses
  Cost of gas                                                                       1,129.0            1,008.9              787.2
  Operating and maintenance                                                           150.8              156.6              155.1
  Depreciation                                                                        116.6              111.8               98.8
  Taxes, other than income taxes                                                      124.0              117.4              100.9
  Income taxes                                                                         61.5               63.1               48.6
                                                                                    1,581.9            1,457.8            1,190.6

Operating income                                                                      148.6              152.4              122.1

Other income (expense)
  Interest income                                                                       1.4                 .1                2.5
  Other, net                                                                            7.2                2.1                1.0
  Income taxes on other income                                                         (3.2)               (.5)              (1.3)
                                                                                        5.4                1.7                2.2

Interest expense
  Interest on debt, net of amounts capitalized                                         45.9               44.4               38.1
  Other                                                                                 1.2                2.6                 .8
                                                                                       47.1               47.0               38.9

Net income                                                                            106.9              107.1               85.4

Dividends on preferred stock                                                             .4                 .5                 .5

Earnings applicable to common stock                                               $   106.5          $   106.6          $    84.9

<F1>
Nicor Gas is a wholly owned subsidiary of Nicor Inc.  Earnings and dividends per share information is therefore omitted.
<F2>
The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                                                               Page 15

Consolidated Statement of Cash Flows
(Millions)
                                                                                               Year Ended December 31
                                                                                     1997               1996               1995

Operating activities
  Net income                                                                       $ 106.9            $ 107.1            $  85.4
  Adjustments to reconcile net income to net
     cash flow provided from operating activities:
       Depreciation                                                                  116.6              111.8               98.8
       Deferred income tax expense (benefit)                                           8.2                (.9)               5.0
       Change in working capital items and other:
          Accounts receivable, less allowances                                       (17.8)             (60.8)             (40.6)
          Gas in storage                                                               3.8              (55.2)               7.0
          Deferred/accrued gas costs                                                  76.2              (42.4)              25.9
          Accounts payable                                                           (77.5)              10.5               50.3
          Gas refunds due customers                                                    1.0              (22.9)              21.9
          Other                                                                      (13.1)              (1.6)                .4

  Net cash flow provided from operating activities                                   204.3               45.6              254.1

Investing activities
  Capital expenditures                                                              (101.8)            (107.7)            (152.2)
  Other                                                                               10.8                1.9                 .3

  Net cash flow used for investing activities                                        (91.0)            (105.8)            (151.9)

Financing activities
  Net proceeds from issuing long-term debt                                            99.1               74.2               49.5
  Disbursements to retire long-term debt                                             (77.6)             (50.0)             (50.0)
  Short-term borrowings (repayments), net                                            (29.6)             132.6              (36.6)
  Dividends paid                                                                    (109.1)             (91.8)             (71.4)
  Other                                                                                (.5)               (.4)               (.5)

  Net cash flow provided from (used for) financing
     activities                                                                     (117.7)              64.6             (109.0)

Net increase (decrease) in cash and cash equivalents                                  (4.4)               4.4               (6.8)

Cash and cash equivalents, beginning of year                                           4.4                  -                6.8

Cash and cash equivalents, end of year                                             $     -            $   4.4            $     -

Supplemental information
  Income taxes paid, net of refunds                                                $  56.1            $  66.9            $  45.0
  Interest paid, net of amounts capitalized                                           47.3               51.8               38.3

<F1>
The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                                                    Page 16

Consolidated Balance Sheet
(Millions)
                                                                                                           December 31
                          Assets                                                                   1997                  1996

Gas distribution plant, at cost                                                                 $ 3,012.3             $ 2,942.8
  Less accumulated depreciation                                                                   1,382.3               1,280.9

                                                                                                  1,630.0               1,661.9

Other property and investments, net of accumulated
  depletion of $14.5                                                                                  4.3                   8.8

Current assets
  Cash and cash equivalents                                                                             -                   4.4
  Accounts receivable, less allowances of $7.6
     and $6.1, respectively                                                                         321.4                 303.6
  Gas in storage, at last-in, first-out cost                                                        127.8                 118.2
  Deferred gas costs                                                                                    -                  51.1
  Other                                                                                              22.0                  28.2

                                                                                                    471.2                 505.5

Other assets                                                                                         83.7                  69.0

                                                                                                $ 2,189.2             $ 2,245.2

               Capitalization and Liabilities

Capitalization
  Long-term debt                                                                                $   520.9             $   495.5
  Preferred stock                                                                                     9.5                  10.0
  Common equity                                                                                     681.4                 682.4

                                                                                                  1,211.8               1,187.9

Current liabilities
  Long-term obligations due within one year                                                          25.5                  25.5
  Short-term borrowings                                                                             254.6                 284.2
  Accounts payable                                                                                  214.0                 291.5
  Accrued interest                                                                                   30.9                  31.9
  Dividends payable                                                                                  31.7                  32.9
  Other                                                                                              44.0                  17.8

                                                                                                    600.7                 683.8

Deferred credits and other liabilities
  Deferred income taxes                                                                             184.6                 179.5
  Regulatory income tax liability                                                                    81.7                  83.8
  Unamortized investment tax credits                                                                 46.2                  48.4
  Other                                                                                              64.2                  61.8

                                                                                                    376.7                 373.5

                                                                                                $ 2,189.2             $ 2,245.2

<F1>
The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                                                    Page 17

Consolidated Statement of Capitalization
(Millions, except share data)
                                                                                             December 31
                                                                                  1997                            1996

Long-term debt
  First mortgage bonds
     Maturity                  Interest rate
       1997                        5.50 %                                $       -                       $    25.0
       1998                        5.875                                      25.0                            25.0
       1999                        6.25                                       25.0                            25.0
       2000                        5.875                                      50.0                            50.0
       2001                        6.45                                       75.0                            75.0
       2002                        6.75                                       50.0                               -
       2019                        9.0                                           -                            50.0
       2021                        8.875                                      50.0                            50.0
       2022                        8.25                                       75.0                            75.0
       2023                        7.375                                      50.0                            50.0
       2024                        8.25                                       50.0                            50.0
       2025                        7.26                                       50.0                            50.0
       2027                        7.375                                      50.0                               -
                                                                             550.0                           525.0
  Less:  Amount due within one year                                           25.0                            25.0
         Unamortized debt discount, net of premium                             4.1                             4.5

                                                                             520.9        43.0%              495.5        41.7%

Preferred stock, cumulative, $100 par value, 800,000
  shares authorized
     Redeemable preferred stock, 4.48% and 5.00% series,
       60,000 and 26,000 shares outstanding, respectively,
       in 1997, and 63,000 and 28,000 shares outstanding,
       respectively, in 1996                                                   8.6                             9.1
     Less amount due within one year                                            .5                              .5
                                                                               8.1          .7                 8.6          .7

     Nonredeemable preferred stock, 4.60% and 5.00%
       convertible series, 8,750 and 5,258 shares
       outstanding, respectively, in 1997 and 1996                             1.4          .1                 1.4          .1

Common equity
  Common stock, $5 par value, 25,000,000 shares authorized
     (32,365 shares reserved for conversion), 15,232,414
     shares outstanding                                                       76.1                            76.1
  Paid-in capital                                                            107.9                           107.9
  Retained earnings                                                          497.4                           498.4

                                                                             681.4        56.2               682.4        57.5

                                                                         $ 1,211.8       100.0%          $ 1,187.9       100.0%

<F1>
The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                                                    Page 18

Consolidated Statement of Retained Earnings
(Millions)
                                                                                                Year Ended December 31
                                                                                       1997              1996              1995

Balance at beginning of year                                                         $ 498.4           $ 516.0           $ 502.0

Net income                                                                             106.9             107.1              85.4
Dividends declared on common stock                                                    (107.5)           (124.1)            (70.9)
Dividends declared on preferred stock                                                    (.4)              (.6)              (.5)

Balance at end of year                                                               $ 497.4           $ 498.4           $ 516.0

<F1>
The accompanying notes are an integral part of this statement.




Nicor Gas Company                                                    Page 19

Notes to the Consolidated Financial Statements

Nicor Gas is one of the nation's largest natural gas distributors, serving about 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

ACCOUNTING POLICIES

General. Nicor Gas is a wholly owned subsidiary of Nicor Inc. Nicor Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation. The consolidated financial statements include the accounts of Nicor Gas and its subsidiary. All significant intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates. Certain reclassifications were made to conform the prior years' financial statements to the current year presentation.

Regulation. Nicor Gas is regulated by the Ill.C.C. which establishes the rules and regulations governing utility rates and services in Illinois.
The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had net regulatory liabilities of about $100 million and $25 million at December 31, 1997 and 1996, respectively.

Operating revenues and gas costs. The cost of gas purchased, adjusted for inventory activity, is reflected in volumetric charges to customers through operation of the Uniform Purchased Gas Adjustment Clause (PGA). Any difference between PGA revenues and recoverable gas costs is deferred or accrued with a corresponding decrease or increase to cost of gas. This difference is amortized as it is collected from or refunded to customers through the PGA.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. In April 1996, the composite depreciation rate was increased to 4.1 percent from 3.7 percent.

Income taxes. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Although the federal investment tax credit has been eliminated, Nicor Gas continues to amortize prior deferred amounts to income over the lives of the applicable properties.

Cash and cash equivalents. The company considers investments purchased with a maturity of three months or less to be cash equivalents.

Receivable credit risk. The company has a diversified customer base and prudent credit policies which mitigate risk.





Nicor Gas Company                                                    Page 20

Notes to the Consolidated Financial Statements (continued)

RATE ORDER

Effective April 1996, the Ill.C.C. granted Nicor Gas a $33.7 million general rate increase, of which $12 million relates to a change in the company's composite depreciation rate. The new rate structure allows Nicor Gas to recover a larger proportion of its fixed costs during warmer months. The overall result is that the company's earnings are now less sensitive to the effects of weather, and seasonal variations in quarterly earnings are now reduced. In June 1997, the order was upheld by the Third District Appellate Court of Illinois and is now final.

GAS IN STORAGE

Based on the average cost of gas purchased in December 1997 and 1996, the estimated replacement cost of gas in inventory at December 31, 1997 and 1996, exceeded the last-in, first-out cost by $194.6 million and $351.5 million, respectively.

INCOME TAXES

The components of income tax expense are presented below:
(Millions)                                      1997          1996          1995

Current
  Federal                                      $ 48.8        $ 55.8        $ 40.1
  State                                           9.9          11.1           7.5
                                                 58.7          66.9          47.6
Deferred
  Federal                                         6.0          (1.8)          3.2
  State                                           2.2            .9           1.8
                                                  8.2           (.9)          5.0
Amortization of investment
  tax credits, net                               (2.2)         (2.4)         (2.7)

Income tax expense                             $ 64.7        $ 63.6        $ 49.9




Nicor Gas Company                                                    Page 21

Notes to the Consolidated Financial Statements (continued)

The temporary differences which gave rise to the net deferred tax liability at December 31, 1997 and 1996, were as follows:

(Millions)                                            1997             1996

Deferred tax liabilities
  Property, plant and equipment                     $  232.1        $  236.4
  Other                                                 14.4             9.4
                                                       246.5           245.8
Deferred tax assets
  Unamortized investment tax credits                    30.4            31.8
  Regulatory income tax liability                       20.4            20.6
  Other                                                 23.5            32.2
                                                        74.3            84.6

Net deferred tax liability                          $  172.2        $  161.2

The effective combined federal and state income tax rate was 37.7 percent,
37.2 percent and 36.9 percent in 1997, 1996 and 1995, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:

(Millions)                                             1997        1996       1995

Federal income taxes using
  statutory rate                                     $  60.1     $  59.7    $  47.4
State income taxes, net                                  8.2         7.9        6.7
Other, net                                              (3.6)       (4.0)      (4.2)

Income tax expense                                   $  64.7     $  63.6    $  49.9

POSTRETIREMENT BENEFITS

Pension benefits. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees. Pension benefits consider job level or the highest average salary earned during five consecutive years of employment and years of service. The plans are generally funded to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

Net periodic pension cost (benefit) included:
(Millions)                                            1997          1996          1995

Service cost                                        $    6.5      $    7.7      $   6.4
Interest cost                                           17.6          19.8         19.3
Loss (return) on plan assets                           (83.5)        (61.9)       (61.5)
Net amortization and deferral                           46.9          26.8         27.0

                                                    $  (12.5)     $   (7.6)     $  (8.8)

Expected long-term rate of return
  on plan assets                                         8.5%          8.5%         9.0%




Nicor Gas Company                                                    Page 22

Notes to the Consolidated Financial Statements (continued)

The following table reflects the funded status of the pension plans at October 1, 1997 and 1996, reconciled to amounts recorded in the financial statements at December 31, 1997 and 1996, respectively:

(Millions)                                                      1997          1996

Vested benefits                                               $  172.6      $  192.6
Nonvested benefits                                                22.6          21.4
Accumulated benefit obligation                                   195.2         214.0
Effect of assumed increase in
  compensation level                                              28.7          31.3
Projected benefit obligation                                     223.9         245.3
Plan assets at market value                                      422.6         381.9
Plan assets in excess of projected
  benefit obligation                                             198.7         136.6
Unrecognized net gain                                           (118.5)        (64.5)
Unrecognized net transition asset                                (16.3)        (20.1)
Unrecognized prior service cost                                    3.7           4.1
Other                                                              3.2           1.9

Prepaid pension cost                                          $   70.8      $   58.0

Discount rate                                                      7.5%          7.5%
Rate of compensation increase                                      5.0           5.0

Nicor Gas has historically amended the collectively bargained pension plan every three years so that pension benefits are based on the most current wages. Nicor Gas intends, subject to collective bargaining, to continue making similar amendments to the plan. These future amendments have been anticipated and are reflected in the projected benefit obligation and pension expense.

Other postretirement benefits. Health care and life insurance benefits are provided for retired employees if they become eligible for retirement while working for Nicor Gas. The plans are generally funded to the extent deductible for federal income tax purposes. Plan assets are invested primarily in corporate and government securities.

Net periodic postretirement benefit cost included:
(Millions)                                                1997        1996         1995

Service cost                                            $   1.7     $   2.6      $   2.3
Interest cost                                               8.3         9.0          9.0
Loss (return) on plan assets                               (3.2)       (1.6)        (1.8)
Amortization of transition obligation                       3.3         3.7          3.7
Net amortization and deferral                               2.0          .5          1.0

                                                        $  12.1     $  14.2      $  14.2

Expected long-term rate of return
  on plan assets                                            8.5%        8.5%         9.0%




Nicor Gas Company                                                    Page 23

Notes to the Consolidated Financial Statements (continued)

The following table reflects the funded status of the postretirement health care and life insurance plans at October 1, 1997 and 1996, reconciled to amounts recorded in the financial statements at December 31, 1997 and 1996, respectively:
(Millions)                                                    1997             1996

Accumulated postretirement benefit
  obligation (APBO):
     Retirees                                              $    85.1        $    79.2
     Fully eligible active plan participants                     8.3             12.0
     Other active plan participants                             21.6             23.0
Total APBO                                                     115.0            114.2
Plan assets at market value                                     16.6             13.4
APBO in excess of plan assets                                  (98.4)          (100.8)
Unrecognized transition obligation                              46.3             52.6
Unrecognized net loss                                            4.1              4.1
Other                                                           (1.6)             (.6)

Accrued postretirement benefit cost                        $   (49.6)       $   (44.7)

Discount rate                                                    7.5%             7.5%
Rate of compensation increase                                    5.0              5.0

The health care cost trend rate for pre-Medicare benefits was assumed to be 8 percent for 1998, declining to 5 percent by 2001 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 5 percent. Increasing the assumed health care cost trend rate by 1 percentage point would increase the APBO as of December 31, 1997, by about $12 million, the aggregate of the service and interest cost components of 1997 net postretirement health care costs by $1.4 million, and operating expense by $1 million, after capitalization.

SHORT- AND LONG-TERM DEBT

The company maintains short-term credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, totaled $250 million at December 31, 1997. Commitment fees of up to .07 percent per annum were paid on these lines. All credit agreements have variable interest rate options tied to short-term markets.

The company had $254.4 million and $273 million of commercial paper outstanding with a weighted average interest rate of 5.96 percent and
5.36 percent at December 31, 1997 and 1996, respectively.

Bank cash balances averaged about $3 million during 1997, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First mortgage bonds are secured by liens on substantially all gas distribution property and franchises.

Interest on debt was net of amounts capitalized of $.9 million in 1995.




Nicor Gas Company                                                    Page 24

Notes to the Consolidated Financial Statements (continued)

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

Current environmental laws may require cleanup of certain former manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with Ill.C.C. authorization, the company has been recovering these costs from its customers.

On December 20, 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Presently, management cannot predict the outcome of this lawsuit. Any recoveries from such litigation or other sources will be flowed back to the company's customers.

Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.





Nicor Gas Company                                                    Page 25

Notes to the Consolidated Financial Statements (concluded)

QUARTERLY RESULTS (UNAUDITED)

Quarterly results fluctuate due mainly to the seasonal nature of the gas distribution business.  Nicor Gas' restructured rates, effective April 1996, result in the shifting of some revenues from cold-weather quarters to warm-
weather quarters.
                                                   1997 Quarter Ended
(Millions)                                Mar. 31     June 30     Sept. 30     Dec. 31

Operating revenues                        $ 819.9     $ 244.0      $ 151.1     $ 515.5
Operating income                             47.4        33.7         26.0        41.5
Net income                                   34.7        24.2         15.6        32.4


                                                   1996 Quarter Ended
                                          Mar. 31     June 30     Sept. 30     Dec. 31

Operating revenues                        $ 652.5     $ 284.7      $ 161.0     $ 512.0
Operating income                             51.7        33.9         24.1        42.7
Net income                                   41.0        22.6         12.8        30.7




Nicor Gas Company                                                    Page 26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

(a)   1)    Financial Statements:

            See Item 8, Financial Statements and Supplementary Data, on page 12 filed herewith, for a list of financial statements.

      2)    Financial Statement Schedules:

            Schedule
             Number                                                        Page

                        Report of Independent Public Accountants            13
               II       Valuation and Qualifying Accounts                   27

            Schedules other than those listed are omitted because they are not applicable.

      3)    Exhibits Filed:

            See Exhibit Index on pages 30 through 32 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1997.




Nicor Gas Company                                                                     Page 27

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

1997

  Allowance
     for uncollectible
     accounts receivable            $    6.1       $   15.3       $      -        $   13.8         $    7.6


1996

  Allowance
     for uncollectible
     accounts receivable            $    4.7       $   11.0       $      -        $    9.6         $    6.1


1995

  Allowance
     for uncollectible
     accounts receivable            $    4.4       $    7.3       $      -        $    7.0         $    4.7



<F1>
(a) Accounts receivable written off, net of recoveries.




Nicor Gas Company                                                    Page 28

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Nicor Gas Company


Date    March 26, 1998              By       DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                           Senior Vice President,
                                          Secretary and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.

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





Nicor Gas Company                                                    Page 29

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders as Nicor Gas is a wholly owned subsidiary of Nicor Inc.




Nicor Gas Company                                                    Page 30

Exhibit Index

Exhibit
 Number                           Description of Document

  1.01 Underwriting agreement, dated February 18, 1998, between the company and Salomon Brothers Inc.

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




Nicor Gas Company                                                    Page 31

Exhibit Index (continued)

Exhibit
 Number                           Description of Document

  4.08    *  Supplemental Indenture, dated August 15, 1991, of the company to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 8-K for August 1991, Exhibit 4-01.)

  4.09    *  Supplemental Indenture, dated July 15, 1992, of the company to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1992, Exhibit 4-01.)

  4.10    *  Supplemental Indenture, dated February 1, 1993, of the company to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1992, Exhibit 4-17.)

  4.11    *  Supplemental Indenture, dated May 1, 1993, of the company to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for March 1993, Exhibit 4-02.)

  4.12    *  Supplemental Indenture, dated July 1, 1993, of the company to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1993, Exhibit 4-01.)

  4.13    *  Supplemental Indenture, dated August 15, 1994, of the company to
             Continental Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1994,
             Exhibit 4.01.)

  4.14    *  Supplemental Indenture, dated October 15, 1995, of the company to
             Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1995,
             Exhibit 4.01.)

  4.15    *  Supplemental Indenture, dated May 10, 1996, of the company to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996,
             Exhibit 4.01.)

  4.16    *  Supplemental Indenture, dated August 1, 1996, of the company to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996,
             Exhibit 4.02.)

  4.17    *  Supplemental Indenture, dated June 1, 1997, of the company to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1997,
             Exhibit 4.01.)




Nicor Gas Company                                                    Page 32

Exhibit Index (concluded)

Exhibit
 Number                           Description of Document

  4.18    *  Supplemental Indenture, dated October 15, 1997, of the company to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1997, Exhibit 4.01.)

  4.19 Supplemental Indenture, dated February 15, 1998, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954.

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

  Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.