Form 10-Q
period 1998-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1998-05-13
CIK 110104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



(Mark One)

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended March 31, 1998

     or

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


                                630 983-8888
                       (Registrant's telephone number)


The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at April 30, 1998, were 15,232,414, all of which are owned by Nicor Inc.




Nicor Gas Company                                                  Page i

Table of Contents
                                                                     Page
Part I.      Financial Information

Item 1.      Financial Statements (Unaudited)                          1

             Consolidated Statement of Income -
               Three and Twelve Months Ended
               March 31, 1998 and 1997                                 2

             Consolidated Statement of Cash Flows -
               Three and Twelve Months Ended
               March 31, 1998 and 1997                                 3

             Consolidated Balance Sheet -
               March 31, 1998 and 1997, and
               December 31, 1997                                       4

             Notes to the Consolidated Financial Statements            5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                              7

Part II.     Other Information

Item 1.      Legal Proceedings                                        10

Item 6.      Exhibits and Reports on Form 8-K                         10

             Signature                                                11

             Exhibit Index                                            12



Selected Terms:

Ill.C.C. - Illinois Commerce Commission.
Mcf, Bcf - Thousand cubic feet, billion cubic feet.
Degree days - The extent to which the daily average
              temperature falls below 65 degrees
              Fahrenheit.





Nicor Gas Company                                                    Page 1

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




Nicor Gas Company                                                                                          Page 2

Consolidated Statement of Income (Unaudited)
(Millions)
                                                              Three months ended            Twelve months ended
                                                                   March 31                       March 31
                                                              1998        1997               1998         1997
Operating revenues                                          $  504.2    $  819.9           $1,414.8     $1,777.7

Operating expenses
  Cost of gas                                                  318.2       605.5              841.7      1,175.0
  Operating and maintenance                                     34.0        37.4              147.5        154.6
  Depreciation                                                  49.5        48.7              117.5        114.2
  Taxes, other than income taxes                                42.9        60.0              106.8        125.9
  Income taxes                                                  17.5        20.9               58.1         59.8
                                                               462.1       772.5            1,271.6      1,629.5

Operating income                                                42.1        47.4              143.2        148.2

Other income (expense)
  Interest income                                                  -           -                1.4           .1
  Other, net                                                     1.6          .1                8.8          1.8
  Income taxes on other income                                   (.6)          -               (3.8)         (.4)
                                                                 1.0          .1                6.4          1.5

Interest expense
  Interest on debt, net of amounts capitalized                  12.3        12.5               45.7         46.4
  Other                                                           .3          .3                1.2          2.5
                                                                12.6        12.8               46.9         48.9

Net income                                                      30.5        34.7              102.7        100.8

Dividends on preferred stock                                      .1          .1                 .5           .5

Earnings applicable to common stock                         $   30.4    $   34.6           $  102.2     $  100.3

<F1>
Nicor Gas is a wholly owned subsidiary of Nicor Inc.  Earnings and dividends per share information is therefore omitted.
<F2>

The accompanying notes are an integral part of this statement.


Nicor Gas Company                                                                                         Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                    Three months ended      Twelve months ended
                                                                        March 31                  March 31
                                                                    1998         1997         1998         1997

Operating activities
  Net income                                                      $  30.5      $  34.7      $ 102.7      $ 100.8
  Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                                   49.5         48.7        117.5        114.2
      Deferred income tax expense (benefit)                           2.5          1.8          8.9          1.1
      Change in working capital items and other:
        Accounts receivable, less allowances                         61.7        (56.2)       100.1        (71.6)
        Gas in storage                                              116.0        109.6         10.2           .2
        Deferred/accrued gas costs                                    5.6        123.3        (41.5)       144.6
        Accounts payable                                            (31.0)      (132.2)        23.7       (132.4)
        Temporary LIFO liquidation                                   53.6         95.0        (41.4)        (1.7)
        Other                                                       (14.4)        28.1        (54.7)       (15.3)

  Net cash flow provided from operating activities                  274.0        252.8        225.5        139.9

Investing activities
  Capital expenditures                                              (19.7)       (18.4)      (103.1)      (107.6)
  Other                                                               1.9          (.2)        12.9          1.7

  Net cash flow used for investing activities                       (17.8)       (18.6)       (90.2)      (105.9)

Financing activities
  Net proceeds from issuing long-term debt                           49.4            -        148.5         74.2
  Disbursements to retire long-term debt                           (104.5)       (25.0)      (157.1)       (25.0)
  Short-term borrowings (repayments), net                          (163.0)      (168.2)       (24.4)        33.3
  Dividends paid                                                    (31.7)       (32.9)      (107.9)      (103.7)
  Other                                                                 -            -          (.5)         (.3)

  Net cash flow used for financing activities                      (249.8)      (226.1)      (141.4)       (21.5)

Net increase (decrease) in cash and cash equivalents                  6.4          8.1         (6.1)        12.5

Cash and cash equivalents, beginning of period                          -          4.4         12.5            -

Cash and cash equivalents, end of period                          $   6.4      $  12.5      $   6.4      $  12.5

Supplemental information
  Income taxes paid, net of refunds                               $    .9      $     -      $  57.1      $  65.9
  Interest paid, net of amounts capitalized                          32.8         19.1         61.0         54.6

<F1>
The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                                                         Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                                    March 31        December 31         March 31
                          Assets                                      1998              1997              1997

Gas distribution plant, at cost                                     $3,028.3          $3,012.3          $2,958.2
  Less accumulated depreciation                                      1,429.1           1,382.3           1,327.2

                                                                     1,599.2           1,630.0           1,631.0

Other property and investments, net of accumulated
  depletion of $14.5                                                     3.9               4.3               8.8

Current assets
  Cash and cash equivalents                                              6.4                 -              12.5
  Accounts receivable, less allowances of $8.3
    $7.6 and $8.9, respectively                                        259.7             321.4             359.8
  Gas in storage, at last-in, first-out (LIFO) cost                     11.8             127.8               8.6
  Other                                                                 22.3              22.0              25.9


                                                                       300.2             471.2             406.8

Other assets                                                            93.3              83.7              70.5

                                                                    $1,996.6          $2,189.2          $2,117.1

               Capitalization and Liabilities

Capitalization
  Long-term debt                                                    $  471.3          $  520.9          $  470.8
  Preferred stock
    Redeemable                                                           8.1               8.1               8.6
    Nonredeemable                                                        1.4               1.4               1.4
  Common equity
    Common stock                                                        76.2              76.1              76.2
    Paid-in capital                                                    107.9             107.9             107.9
    Retained earnings                                                  500.5             497.4             507.7

                                                                     1,165.4           1,211.8           1,172.6

Current liabilities
  Long-term obligations due within one year                             25.5              25.5              25.5
  Short-term borrowings                                                 91.6             254.6             116.0
  Accounts payable                                                     183.0             214.0             159.3
  Temporary LIFO liquidation                                            53.6                 -              95.0
  Accrued gas costs                                                     30.7              25.1              72.2
  Dividends payable                                                     27.3              31.7              25.4
  Accrued interest                                                      10.5              30.9              25.4
  Other                                                                 29.4              18.9              51.1

                                                                       451.6             600.7             569.9

Deferred credits and other liabilities
  Deferred income taxes                                                188.1             184.6             180.5
  Regulatory income tax liability                                       81.0              81.7              83.2
  Unamortized investment tax credits                                    45.7              46.2              47.9
  Other                                                                 64.8              64.2              63.0

                                                                       379.6             376.7             374.6

                                                                    $1,996.6          $2,189.2          $2,117.1

<F1>
The accompanying notes are an integral part of this statement.





Nicor Gas Company                                                    Page 5

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

NEW ACCOUNTING PRONOUNCEMENT

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than the company's 1999 fiscal year. The company plans to modify its method of capitalization of such costs by adopting this statement prospectively on January 1, 1999. The company is currently evaluating this statement but does not expect it to have a material impact on its financial condition or results of operations.

LONG-TERM DEBT

In February 1998, Nicor Gas issued $50 million of 6.58% First Mortgage Bonds due in 2028. A portion of the net proceeds from the sale replenished corporate funds used for the February 1998 maturity of $25 million of 5-7/8% First Mortgage Bonds. The remainder, along with other corporate funds, was used to redeem $75 million of 8-1/4% First Mortgage Bonds in March 1998.

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




Nicor Gas Company                                                    Page 6

Notes to the Consolidated Financial Statements (Unaudited) (Concluded)

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




Nicor Gas Company                                                    Page 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas Company 1997 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the first quarter of 1998 was $30.5 million compared with $34.7 million in the first quarter of 1997. The decrease was due to the impact of 17 percent warmer weather partially offset by a 9 percent reduction in operating and maintenance expenses. For the twelve-months ended March 31, net income rose to $102.7 million from $100.8 million a year ago due primarily to nonoperating factors and reduced operating and maintenance expenses which more than offset the negative impact of 10 percent warmer weather.

Operating revenues decreased $315.7 million to $504.2 million and $362.9 million to $1,414.8 million for the three- and twelve-month periods, respectively. For both periods, the decrease was due primarily to lower gas supply costs, which are passed through to customers, and the impact of warmer weather. At 586 degree days warmer than normal, this year's first quarter was the second warmest this century.

Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for the periods ended March 31. Margin decreased in both periods due to the impact of warmer weather. The increase in margin per Mcf delivered was due, in part, to the impact of a reduction in lower margin deliveries due to warmer weather.

                                       Three months      Twelve months
                                       1998    1997      1998    1997

     Margin (Millions)                $148.3  $159.6    $484.7  $493.3

     Margin per Mcf delivered            .79     .74       .93     .91

Operating and maintenance expenses decreased 9 percent to $34 million and 5 percent to $147.5 million for the three- and twelve-month periods, respectively, due, in part, to lower retirement benefits costs, resulting principally from favorable pension fund investment returns. The three-month period was also positively impacted by a reduction in the provision for uncollectible accounts related to lower operating revenues.

Other income increased $.9 million and $4.9 million for the three- and twelve-month periods, respectively, due primarily to additional gains from property sales.




Nicor Gas Company                                                    Page 8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities increased $21.2 million and $85.6 million for the three- and twelve-month periods, respectively, due primarily to the timing of gas cost recoveries. The working capital component of net cash flow from operating activities can swing sharply due primarily to certain gas distribution factors including weather, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

The company maintains short-term credit agreements with major domestic and foreign banks. At March 31, 1998, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million and the company had $90 million of commercial paper outstanding. At March 31, 1998, the unused lines of credit under these credit agreements were $160 million.

In February 1998, Nicor Gas issued $50 million of 6.58% First Mortgage Bonds due in 2028. A portion of the net proceeds from the sale replenished corporate funds used for the February 1998 maturity of $25 million of 5-7/8% First Mortgage Bonds. The remainder, along with other corporate funds, was used to redeem $75 million of 8-1/4% First Mortgage Bonds in March 1998.

NEW ACCOUNTING PRONOUNCEMENT

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement is not expected to have a material impact on the company's financial condition or results of operations. For further information, see New Accounting Pronouncement on page 5.



Nicor Gas Company                                                                                Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results.  Operating revenues, deliveries, weather statistics and other data are presented below.
                                                       Three months ended           Twelve months ended
                                                            March 31                     March 31
                                                       1998         1997            1998          1997
Operating revenues (Millions):
  Sales
    Residential                                      $  329.7     $  534.5        $  921.1      $1,157.1
    Commercial                                           89.5        158.9           245.5         323.5
    Industrial                                           13.7         28.5            42.0          59.8
                                                        432.9        721.9         1,208.6       1,540.4
  Transportation
    Commercial                                           16.8         18.2            53.9          53.7
    Industrial                                           10.5         13.8            45.1          49.9
                                                         27.3         32.0            99.0         103.6

  Revenue taxes and other                                44.0         66.0           107.2         133.7

                                                     $  504.2     $  819.9        $1,414.8      $1,777.7

Deliveries (Bcf):
  Sales
    Residential                                          87.9        106.7           214.5         238.7
    Commercial                                           22.9         31.1            56.9          66.2
    Industrial                                            3.7          5.0            11.6          13.3
                                                        114.5        142.8           283.0         318.2
  Transportation
    Commercial                                           26.1         28.3            63.8          68.0
    Industrial                                           48.1         43.8           172.3         155.8
                                                         74.2         72.1           236.1         223.8

                                                        188.7        214.9           519.1         542.0


Average gas cost per Mcf sold                        $   2.76     $   4.17        $   2.92      $   3.61

Weather statistics:
  Degree days                                           2,573        3,102           5,725         6,328
  Percent colder (warmer) than normal                     (19)          (2)             (6)            3


Customers at end of period (Thousands):
  Sales
    Residential                                       1,720.4      1,695.1
    Commercial                                          143.7        142.9
    Industrial                                           11.1         11.6
                                                      1,875.2      1,849.6
  Transportation
    Commercial                                           19.2         18.3
    Industrial                                            3.1          2.7
                                                         22.3         21.0

                                                      1,897.5      1,870.6




Nicor Gas Company                                                    Page 10

PART II - Other Information

Item 1.    Legal Proceedings

           For information concerning legal proceedings, see Contingencies in Notes to the Consolidated Financial Statements beginning on page 5, which is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

  (a)      See Exhibit Index on page 12 filed herewith.

  (b) The company did not file a report on Form 8-K during the first quarter of 1998.




Nicor Gas Company                                                    Page 11

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Nicor Gas Company



Date   May 13, 1998                         By     DAVID L. CYRANOSKI
                                                   David L. Cyranoski
                                                 Senior Vice President,
                                                Secretary and Controller




Nicor Gas Company                                                    Page 12

Exhibit Index

Exhibit
 Number                         Description of Document

  12.01    Computation of Consolidated Ratio of Earnings to Fixed Charges.

  27.01    Financial Data Schedule.