Form 10-Q
period 1998-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1998-08-12
CIK 110104

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended June 30, 1998

                                     or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at July 31, 1998, were 15,232,414, all of which are owned by Nicor Inc.






Nicor Gas Company                                                Page i

Table of Contents

                                                                     Page
Part I.    Financial Information
Item 1.    Financial Statements (Unaudited)                            1

           Consolidated Statement of Income -
             Three, Six and Twelve Months Ended
             June 30, 1998 and 1997                                    2

           Consolidated Statement of Cash Flows -
             Six and Twelve Months Ended
             June 30, 1998 and 1997                                    3

           Consolidated Balance Sheet -
             June 30, 1998 and 1997, and
             December 31, 1997                                         4

           Notes to the Consolidated Financial Statements              5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                7

Part II.   Other Information

Item 1.    Legal Proceedings                                          10

Item 6.    Exhibits and Reports on Form 8-K                           10

           Signature                                                  11

           Exhibit Index                                              12




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



Nicor Gas Company                                                                                  Page 2

Consolidated Statement of Income (Unaudited)
(Millions)
                                        Three months ended        Six months ended       Twelve months ended
                                             June 30                  June 30                  June 30
                                         1998       1997          1998       1997          1998       1997

Operating revenues                     $  214.8   $  244.0      $  719.1   $1,063.9      $1,385.7   $1,736.9

Operating expenses
  Cost of gas                              96.1      116.8         414.3      722.3         821.0    1,134.8
  Operating and maintenance                35.3       37.1          69.4       74.5         145.7      153.9
  Depreciation                             19.8       19.4          69.4       68.1         117.9      115.5
  Taxes, other than income taxes           19.9       22.7          62.8       82.6         104.1      124.3
  Income taxes                             12.5       14.3          30.0       35.2          56.3       60.4
                                          183.6      210.3         645.9      982.7       1,245.0    1,588.9

Operating income                           31.2       33.7          73.2       81.2         140.7      148.0

Other income (expense)
  Interest income                            .2         .8            .2         .8            .8         .8
  Other, net                                3.4         .2           5.1         .3          11.9        1.7
  Income taxes on other income             (1.4)       (.3)         (2.0)       (.4)         (4.8)       (.6)
                                            2.2         .7           3.3         .7           7.9        1.9

Interest expense
  Interest on debt, net of amounts
    capitalized                             9.6        9.9          21.9       22.4          45.4       46.7
  Other                                      .3         .3            .6         .6           1.2         .8
                                            9.9       10.2          22.5       23.0          46.6       47.5

Net income                                 23.5       24.2          54.0       58.9         102.0      102.4

Dividends on preferred stock                 .2         .1            .3         .2            .5         .5

Earnings applicable to common stock    $   23.3   $   24.1      $   53.7   $   58.7      $  101.5   $  101.9

<F1>
Nicor Gas is a wholly owned subsidiary of Nicor Inc.  Earnings and dividends per share information is therefore omitted.

<F2>
The accompanying notes are an integral part of this statement.




Nicor Gas Company                                                                                  Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                 Six months ended       Twelve months ended
                                                                     June 30                  June 30
                                                                 1998        1997         1998         1997

Operating activities
  Net income                                                   $  54.0     $  58.9      $ 102.0      $ 102.4
  Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                                69.4        68.1        117.9        115.5
      Deferred income tax expense (benefit)                        3.9         4.8          7.3          5.3
      Change in working capital items and other:
        Accounts receivable, less allowances                     182.2       149.3         15.1         (6.7)
        Gas in storage                                           111.6       104.0         11.4          6.0
        Deferred/accrued gas costs                                (8.1)       83.4        (15.3)        65.5
        Accounts payable                                          (7.1)      (70.1)       (14.5)         5.0
        Temporary LIFO liquidation                                24.2        56.6        (32.4)        44.6
        Other                                                    (39.5)        3.5        (55.1)       (11.6)

  Net cash flow provided from operating activities               390.6       458.5        136.4        326.0

Investing activities
  Capital expenditures                                           (47.6)      (42.3)      (107.1)      (107.5)
  Other                                                            6.5         1.5         15.8          3.4

  Net cash flow used for investing activities                    (41.1)      (40.8)       (91.3)      (104.1)

Financing activities
  Net proceeds from issuing long-term debt                        99.1        49.7        148.5        124.0
  Disbursements to retire long-term debt                        (104.5)      (25.0)      (157.1)       (25.0)
  Short-term borrowings (repayments), net                       (254.6)     (284.2)           -       (109.3)
  Dividends paid                                                 (59.0)      (58.3)      (109.8)      (107.4)
  Other                                                            (.5)        (.5)         (.5)         (.4)

  Net cash flow used for financing activities                   (319.5)     (318.3)      (118.9)      (118.1)

Net increase (decrease) in cash and cash equivalents              30.0        99.4        (73.8)       103.8

Cash and cash equivalents, beginning of period                       -         4.4        103.8            -

Cash and cash equivalents, end of period                       $  30.0     $ 103.8      $  30.0      $ 103.8

Supplemental information
  Income taxes paid, net of refunds                            $  26.6     $  17.5      $  65.2      $  51.5
  Interest paid, net of amounts capitalized                       40.1        22.6         64.8         55.1

<F1>
The accompanying notes are an integral part of this statement.




Nicor Gas Company                                                                                Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                              June 30         December 31         June 30
                          Assets                                1998              1997              1997

Gas distribution plant, at cost                              $ 3,052.4         $ 3,012.3         $ 2,979.1
  Less accumulated depreciation                                1,446.3           1,382.3           1,344.4

                                                               1,606.1           1,630.0           1,634.7

Other property and investments, net of accumulated
  depletion of $14.5                                               2.6               4.3               7.1

Current assets
  Cash and cash equivalents                                       30.0                 -             103.8
  Accounts receivable, less allowances of $7.3,
    $7.6 and $9.4, respectively                                  139.2             321.4             154.3
  Gas in storage, at last-in, first-out (LIFO) cost               16.2             127.8              14.2
  Other                                                           24.0              22.0              24.0

                                                                 209.4             471.2             296.3

Other assets                                                      98.9              83.7              72.9

                                                             $ 1,917.0         $ 2,189.2         $ 2,011.0

               Capitalization and Liabilities

Capitalization
  Long-term debt                                             $   521.0         $   520.9         $   520.8
  Preferred stock
    Redeemable                                                     7.6               8.1               8.1
    Nonredeemable                                                  1.4               1.4               1.4
  Common equity
    Common stock                                                  76.2              76.1              76.2
    Paid-in capital                                              107.9             107.9             107.9
    Retained earnings                                            496.7             497.4             506.4

                                                               1,210.8           1,211.8           1,220.8

Current liabilities
  Long-term obligations due within one year                       25.5              25.5              25.5
  Short-term borrowings                                              -             254.6                 -
  Accounts payable                                               206.9             214.0             221.4
  Temporary LIFO liquidation                                      24.2                 -              56.6
  Accrued gas costs                                               17.0              25.1              32.3
  Dividends payable                                               27.3              31.7              25.4
  Accrued interest                                                13.0              30.9              31.9
  Other                                                           11.1              18.9              21.0

                                                                 325.0             600.7             414.1

Deferred credits and other liabilities
  Deferred income taxes                                          191.5             184.6             182.9
  Regulatory income tax liability                                 80.1              81.7              82.6
  Unamortized investment tax credits                              45.2              46.2              47.3
  Other                                                           64.4              64.2              63.3

                                                                 381.2             376.7             376.1

                                                             $ 1,917.0         $ 2,189.2         $ 2,011.0

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement requires adoption no later than the first quarter of the company's 2000 fiscal year and must be adopted as a cumulative effect of a change in accounting principle. Implementation of this statement is not expected to have a material impact on the company's financial condition or results of operations.

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

LONG-TERM DEBT

In June 1998, Nicor Gas issued $50 million of 5-3/4% First Mortgage Bonds due in 2003. The net proceeds from the sale, together with the proceeds from the February 1998 sale of $50 million of 6.58% First Mortgage Bonds due in 2028 and other corporate funds, replenished funds used for the March 1998 redemption of $75 million of 8-1/4% First Mortgage Bonds due in 2022 and the February 1998 maturity of $25 million of 5-7/8% First Mortgage Bonds.

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





Nicor Gas Company                                                  Page 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 1997 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the three-, six- and twelve-month periods ended June 30, 1998, decreased $.7 million to $23.5 million, $4.9 million to $54 million and $.4 million to $102 million, respectively, from the corresponding 1997 periods due to the negative impact of significantly warmer weather.
Positive factors included a reduction in operating and maintenance expenses, additional gains on real estate sales and a significant increase in deliveries of natural gas for electric power generation.

Operating revenues decreased $29.2 million, $344.8 million and $351.2 million for the three-, six- and twelve-month periods, respectively. For the three-month period, the decrease was attributable to lower deliveries of natural gas due to the impact of significantly warmer weather. For the six- and twelve-month periods, the decrease was due to lower natural gas supply costs, which are passed through to customers, and lower deliveries of natural gas due to the impact of significantly warmer weather.

Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for the periods ended June 30. Margin decreased in all periods due to the impact of warmer weather. The increase in margin per Mcf delivered was due, in part, to the impact of a reduction in lower-margin deliveries due to warmer weather.

                          Three months     Six months      Twelve months
                          1998    1997    1998     1997    1998    1997

   Margin (Millions)    $103.4   $109.1  $251.7  $268.7   $479.0  $495.5

   Margin per Mcf
     delivered            1.17     1.12     .91     .86      .94     .91

Operating and maintenance expenses decreased 5 percent to $35.3 million, 7 percent to $69.4 million and 5 percent to $145.7 million for the three-, six- and twelve-month periods, respectively, due primarily to lower retirement benefits costs, resulting principally from favorable pension fund investment returns, and a reduction in the provision for uncollectible accounts related to lower operating revenues.

Other income increased $1.5 million, $2.6 million and $6 million for the three-, six- and twelve-month periods, respectively, due to additional gains on real estate sales.





Nicor Gas Company                                                  Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities decreased $67.9 million and $189.6 million for the six- and twelve-month periods, respectively, due primarily to changes in working capital items. The working capital component of net cash flow from operating activities can swing sharply due primarily to certain factors including weather, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

The company maintains short-term credit agreements with major domestic and foreign banks. At June 30, 1998, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million. The company had no outstanding commercial paper at June 30, 1998.

In June 1998, Nicor Gas issued $50 million of 5-3/4% First Mortgage Bonds due in 2003. The net proceeds from the sale, together with the proceeds from the February 1998 sale of $50 million of 6.58% First Mortgage Bonds due in 2028 and other corporate funds, replenished funds used for the March 1998 redemption of $75 million of 8-1/4% First Mortgage Bonds due in 2022 and the February 1998 maturity of $25 million of 5-7/8% First Mortgage Bonds.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, Accounting for Derivative Instruments and Hedging Activities. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These statements are not expected to have a material impact on the company's financial condition or results of operations. For further information, see New Accounting Pronouncements on page 5.





Nicor Gas Company                                                                                     Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results.  Operating revenues, deliveries, weather statistics and other data are presented below.
                                         Three months ended         Six months ended         Twelve months ended
                                               June 30                   June 30                   June 30
                                          1998        1997          1998        1997          1998        1997

Operating revenues (Millions):
  Sales
    Residential                          $  136.5    $  148.4      $  466.2    $  683.0      $  909.1    $1,123.9
    Commercial                               31.3        39.8         120.9       198.7         237.0       317.3
    Industrial                                5.0        11.2          18.6        39.6          35.8        63.6
                                            172.8       199.4         605.7       921.3       1,181.9     1,504.8

  Transportation
    Commercial                               11.5        11.0          28.3        29.2          54.5        54.0
    Industrial                                8.5        10.3          19.0        24.1          43.3        48.4
                                             20.0        21.3          47.3        53.3          97.8       102.4

  Revenue taxes and other                    22.0        23.3          66.1        89.3         106.0       129.7

                                         $  214.8    $  244.0      $  719.1    $1,063.9      $1,385.7    $1,736.9


Deliveries (Bcf):
  Sales
    Residential                              25.8        35.0         113.7       141.7         205.2       238.0
    Commercial                                6.2        10.1          29.0        41.2          53.0        67.1
    Industrial                                1.2         4.1           4.9         9.1           8.7        15.7
                                             33.2        49.2         147.6       192.0         266.9       320.8

  Transportation
    Commercial                               10.0        10.1          36.1        38.4          63.7        66.7
    Industrial                               44.9        37.9          93.1        81.7         179.4       157.0
                                             54.9        48.0         129.2       120.1         243.1       223.7

                                             88.1        97.2         276.8       312.1         510.0       544.5


Average gas cost per Mcf sold            $   2.90    $   2.30      $   2.80    $   3.69      $   3.03    $   3.46


Weather statistics:
  Degree days                                 532         893         3,105       3,995         5,364       6,420
  Percent colder (warmer) than normal       (22.7)       29.8         (19.3)        3.8         (12.3)        5.0


Customers at end of period (Thousands):
  Sales
    Residential                           1,718.6     1,690.9
    Commercial                              125.2       141.0
    Industrial                                9.0        11.4
                                          1,852.8     1,843.3

  Transportation
    Commercial                               36.9        18.6
    Industrial                                5.0         2.8
                                             41.9        21.4

                                          1,894.7     1,864.7





Nicor Gas Company                                                  Page 10

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to the Consolidated Financial Statements on page 6, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 12 filed herewith.

  (b) The company did not file a report on Form 8-K during the second quarter of 1998.






Nicor Gas Company                                                  Page 11

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            Nicor Gas Company



Date  August 12, 1998                       By        DAVID L. CYRANOSKI
                                                      David L. Cyranoski
                                                    Senior Vice President,
                                                   Secretary and Controller






Nicor Gas Company                                                  Page 12

Exhibit Index

Exhibit
 Number                         Description of Document

   1.01 Underwriting agreement, dated June 2, 1998, between Nicor Gas Company and ABN AMRO Incorporated.

   4.01 Supplemental Indenture, dated June 1, 1998, of Nicor Gas Company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954.

  12.01    Computation of Consolidated Ratio of Earnings to Fixed Charges.

  27.01    Financial Data Schedule.