Form 10-Q
period 1998-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1998-11-12
CIK 110104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 30, 1998

        or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at October 31, 1998, were 15,232,414, all of which are owned by Nicor Inc.




Nicor Gas Company                                                     Page i

Table of Contents

                                                                       Page
Part I.      Financial Information

Item 1.      Financial Statements (Unaudited)                            1

             Consolidated Statement of Income -
               Three, Nine and Twelve Months Ended
               September 30, 1998 and 1997                               2

             Consolidated Statement of Cash Flows -
               Nine and Twelve Months Ended
               September 30, 1998 and 1997                               3

             Consolidated Balance Sheet -
               September 30, 1998 and 1997, and
               December 31, 1997                                         4

             Notes to the Consolidated Financial Statements              5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                7

Part II.     Other Information

Item 1.      Legal Proceedings                                          13

Item 6.      Exhibits and Reports on Form 8-K                           13

             Signature                                                  14

             Exhibit Index                                              15




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



Nicor Gas Company                                                                                      Page 2

Consolidated Statement of Income (Unaudited)
(Millions)
                                        Three months ended       Nine months ended       Twelve months ended
                                           September 30             September 30             September 30
                                         1998       1997          1998       1997          1998       1997

Operating revenues                     $  148.0   $  151.1      $  867.0   $1,215.1      $1,382.5   $1,727.0

Operating expenses
  Cost of gas                              51.5       55.7         465.7      778.0         816.7    1,122.0
  Operating and maintenance                35.7       35.1         105.1      109.7         146.3      153.1
  Depreciation                             14.7       13.2          84.1       81.3         119.5      115.7
  Taxes, other than income taxes           11.1       12.0          73.9       94.7         103.2      124.6
  Income taxes                              8.9        9.1          38.9       44.3          56.0       61.8
                                          121.9      125.1         767.7    1,108.0       1,241.7    1,577.2

Operating income                           26.1       26.0          99.3      107.1         140.8      149.8

Other income (expense)
  Interest income                            .2         .6            .4        1.4            .5        1.4
  Other, net                                1.9         .2           7.1         .6          13.7        1.9
  Income taxes on other income              (.8)       (.3)         (2.8)       (.7)         (5.4)       (.9)
                                            1.3         .5           4.7        1.3           8.8        2.4

Interest expense
  Interest on debt, net of
    amounts capitalized                    10.1       10.6          32.1       33.0          45.0       46.1
  Other                                      .3         .3            .9         .9           1.2         .9
                                           10.4       10.9          33.0       33.9          46.2       47.0

Net income                                 17.0       15.6          71.0       74.5         103.4      105.2

Dividends on preferred stock                 .1         .1            .4         .4            .5         .5

Earnings applicable to common stock    $   16.9   $   15.5      $   70.6   $   74.1      $  102.9   $  104.7


<F1>
Nicor Gas is a wholly owned subsidiary of Nicor Inc.  Earnings and dividends per share information is therefore omitted.
<F2>
The accompanying notes are an integral part of this statement.


Nicor Gas Company                                                                                     Page 3

Consolidated Statement of Cash Flows (Unaudited)
(Millions)
                                                                 Nine months ended       Twelve months ended
                                                                    September 30             September 30
                                                                  1998        1997         1998        1997

Operating activities
  Net income                                                    $  71.0     $  74.5      $ 103.4     $ 105.2
  Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                                 84.1        81.3        119.5       115.7
      Deferred income tax expense (benefit)                         4.4         3.7          8.9         4.3
      Change in working capital items and other:
        Accounts receivable, less allowances                      197.4       175.3          4.3        (9.2)
        Gas in storage                                              8.2       (27.0)        39.0       (10.2)
        Deferred/accrued gas costs                                 (4.0)       61.7         10.5        53.0
        Accounts payable                                           36.2       (56.6)        15.3        28.6
        Other                                                     (53.2)      (14.0)       (51.4)        1.2

  Net cash flow provided from operating activities                344.1       298.9        249.5       288.6

Investing activities
  Capital expenditures                                            (74.0)      (65.7)      (110.1)     (105.2)
  Other                                                             7.5         1.8         16.5         4.4

  Net cash flow used for investing activities                     (66.5)      (63.9)       (93.6)     (100.8)

Financing activities
  Net proceeds from issuing long-term debt                         99.0        49.7        148.4        49.7
  Disbursements to retire long-term debt                         (129.5)      (25.0)      (182.1)      (25.0)
  Short-term borrowings (repayments), net                        (158.1)     (176.1)       (11.6)      (99.9)
  Dividends paid                                                  (86.3)      (83.8)      (111.6)     (108.3)
  Other                                                             (.6)        (.5)         (.6)        (.6)

  Net cash flow used for financing activities                    (275.5)     (235.7)      (157.5)     (184.1)

Net increase (decrease) in cash and cash equivalents                2.1         (.7)        (1.6)        3.7

Cash and cash equivalents, beginning of period                        -         4.4          3.7           -

Cash and cash equivalents, end of period                        $   2.1     $   3.7      $   2.1     $   3.7

Supplemental information
  Income taxes paid, net of refunds                             $  39.0     $  35.6      $  59.5     $  53.0
  Interest paid, net of amounts capitalized                        51.6        38.4         60.5        44.9


<F1>
The accompanying notes are an integral part of this statement.


Nicor Gas Company                                                                                     Page 4

Consolidated Balance Sheet (Unaudited)
(Millions)
                                                           September 30       December 31       September 30
                          Assets                               1998               1997              1997

Gas distribution plant, at cost                              $ 3,075.1         $ 3,012.3          $ 2,999.6
  Less accumulated depreciation                                1,458.3           1,382.3            1,355.0

                                                               1,616.8           1,630.0            1,644.6

Other property and investments, net of accumulated
  depletion of $14.5                                               2.8               4.3                6.8

Current assets
  Cash and cash equivalents                                        2.1                 -                3.7
  Accounts receivable, less allowances of $6.1,
    $7.6 and $7.5, respectively                                  124.0             321.4              128.3
  Gas in storage, at last-in, first-out cost                     119.6             127.8              145.2
  Other                                                           27.7              22.0               23.5

                                                                 273.4             471.2              300.7

Other assets                                                     105.2              83.7               77.1

                                                             $ 1,998.2         $ 2,189.2          $ 2,029.2

               Capitalization and Liabilities

Capitalization
  Long-term debt                                             $   520.8         $   520.9          $   520.9
  Preferred stock
    Redeemable                                                     7.6               8.1                8.1
    Nonredeemable                                                  1.4               1.4                1.4
  Common equity
    Common stock                                                  76.2              76.1               76.2
    Paid-in capital                                              107.9             107.9              107.9
    Retained earnings                                            492.1             497.4              496.6

                                                               1,206.0           1,211.8            1,211.1

Current liabilities
  Long-term obligations due within one year                         .5              25.5               25.5
  Short-term borrowings                                           96.5             254.6              108.1
  Accounts payable                                               250.2             214.0              234.9
  Accrued gas costs                                               21.1              25.1               10.6
  Dividends payable                                               21.6              31.7               25.4
  Accrued interest                                                11.5              30.9               26.9
  Other                                                            8.1              18.9               12.5

                                                                 409.5             600.7              443.9

Deferred credits and other liabilities
  Deferred income taxes                                          193.0             184.6              181.0
  Regulatory income tax liability                                 79.3              81.7               82.1
  Unamortized investment tax credits                              44.7              46.2               46.8
  Other                                                           65.7              64.2               64.3

                                                                 382.7             376.7              374.2

                                                             $ 1,998.2         $ 2,189.2          $ 2,029.2


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

LONG-TERM DEBT

In July 1998, Nicor Gas redeemed $25 million of 6-1/4% First Mortgage Bonds due in 1999. The early debt retirement was financed with short-term borrowings.

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

RESULTS OF OPERATIONS

Net income for the third quarter of 1998 increased $1.4 million to $17 million from the third quarter of 1997 due primarily to gains on real estate sales. For the nine and twelve months ended September 30, 1998, net income decreased $3.5 million to $71 million and $1.8 million to $103.4 million, respectively, from the corresponding 1997 periods due to the negative impact of significantly warmer weather. Positive factors included gains on real estate sales, a reduction in operating and maintenance expenses and a significant increase in deliveries of natural gas for electric power generation.

Operating revenues decreased $348.1 million and $344.5 million for the nine- and twelve-month periods, respectively. For both periods, the decrease was due primarily to lower natural gas supply costs, which are passed directly through to customers, and lower deliveries of natural gas related to significantly warmer weather.

Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, is shown in the following table for the periods ended September 30. For the nine- and twelve-month periods, margin decreased due to the negative impact of warmer weather. Margin per Mcf delivered decreased in the three-month period due to additional lower-margin deliveries for electric power generation. In the nine- and twelve-month periods, margin per Mcf delivered increased as the impact of a reduction in lower-margin deliveries due to warmer weather more than offset the effect of additional deliveries for electric power generation.

                        Three months      Nine months    Twelve months
                        1998     1997    1998    1997    1998    1997

    Margin (Millions)  $ 89.6   $ 88.1  $341.3  $356.7  $480.6  $499.5

    Margin per Mcf
      delivered          1.28     1.35     .98     .95     .93     .91

Operating and maintenance expenses declined in the nine- and twelve-month periods due primarily to lower retirement benefit costs, resulting principally from favorable pension fund investment returns.

Depreciation expense increased in the nine- and twelve-month periods primarily due to plant additions.

Other income increased in each period as gains on real estate sales more than offset the impact of lower investment levels on interest income.




Nicor Gas Company                                                     Page 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Net cash flow from operating activities increased $45.2 million and decreased $39.1 million for the nine- and twelve-month periods, respectively, due primarily to changes in working capital items. The working capital component of net cash flow from operating activities can swing sharply due primarily to certain factors including weather, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

The company maintains short-term credit agreements with major domestic and foreign banks. At September 30, 1998, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million, and the company had $94.5 million of commercial paper outstanding. At September 30, 1998, the unused lines of credit under these credit agreements were $155.5 million.

In July 1998, Nicor Gas redeemed $25 million of 6-1/4% First Mortgage Bonds due in 1999. The early debt retirement was financed with short-term borrowings.

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

YEAR 2000

The following disclosure contains forward-looking statements.   Nicor Gas'
ability to meet its objectives identified below is dependent upon several factors that could cause actual results to differ materially from those set forth below, including the timely provision of necessary upgrades and modifications by suppliers and contractors. In addition, Nicor Gas cannot guarantee that third parties on whom it depends for essential services will convert their critical systems and processes in a timely manner. Each of the components of the company's Year 2000 project is progressing and the company believes it is taking all reasonable and appropriate steps necessary to be able to operate successfully in the year 2000 and beyond. The following summarizes the company's preparedness for the Year 2000.




Nicor Gas Company                                                     Page 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Nicor Gas has established a company-wide initiative to identify, evaluate and address Year 2000 issues. A team has been assembled that includes an officer-level steering committee, full-time staff members and representatives from key areas of the company. In addition to this team of employees, the company utilizes consultants to assist in the Year 2000 project and belongs to an industry alliance which facilitates the sharing of information among companies. Work is progressing in the following phases: inventory, assessment, remediation, testing and contingency planning. The company's Year 2000 effort, which began in early 1996, encompasses mainframe systems, client-server and desktop systems, telecommunications, embedded systems and third parties.

Mainframe Systems. Nicor Gas' mainframe hardware and most core business applications, which include customer service, billing and payroll, fall into this category. System inventory and assessment are complete. Mainframe remediation is nearly complete, with all but two systems remediated, tested and in production. The remaining two systems, which are internal payroll and benefits systems, are scheduled to be in production by the first quarter of 1999. A number of systems have been or are being replaced by Year 2000 compliant systems on client-server platforms. While hardware failure contingency plans have been established, plans to address possible extended failures of critical software will be developed by mid 1999.

Client-server and Desktop Systems. Nicor Gas has completed an inventory of its client-server and desktop systems. Assessment of these systems is substantially complete. Many of the systems are new and were designed to be compliant. Remediation and testing are scheduled to be completed by mid 1999. Most functional areas have already developed contingency plans to perform their responsibilities in the event of failure. Contingency plans to address possible longer-term disruptions are scheduled to be completed by the third quarter of 1999.

Telecommunications. An inventory of telecommunication issues, which involve data and voice communications, has also been completed. Assessment is scheduled to be completed by year-end 1998. Remediation in some areas has been done through upgrading hardware and software. Further remediation and testing are scheduled to be completed by mid 1999. Contingency plans exist for many short duration outages, and by the third quarter of 1999, the company expects to have addressed any potentially more severe problems which may occur.

Embedded Systems. The company has performed a system level inventory of embedded systems, which include items such as process controls in the storage and transmission operations, building security, air conditioning, heating and elevator systems. The company is now concentrating on a more detailed inventory and assessment at the component level in critical areas and expects this to be completed by the first quarter of 1999. It is estimated that approximately 90 percent of the components identified are Year 2000 compliant. Remediation has begun and is expected to be completed by mid 1999. Testing plans for critical processes are being formulated and testing is expected to be completed by mid 1999. In critical gas supply and storage areas, disaster recovery plans exist and are being updated for various potential Year 2000 scenarios.




Nicor Gas Company                                                    Page 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Third Parties. Nicor Gas is currently contacting entities with whom it has a material relationship, such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks and other suppliers of goods and services, to determine their state of readiness. Based on their responses, Nicor Gas will consider new business relationships with alternative providers of products and services as necessary and to the extent alternatives are available. Assessment is scheduled to be completed in early 1999, necessary actions taken by mid 1999, and contingency planning completed by the third quarter of 1999.

Costs. Nicor Gas has incurred operating expenses of approximately $2 million through September 30, 1998, and currently estimates an additional $3 million to $4 million will be incurred in connection with its Year 2000 efforts.
The company has also incurred less than $1 million in capital improvement costs to date that would have been required in the normal course of business, but were incurred sooner than originally planned. The company currently estimates that as much as an additional $5 million in capital improvement costs may be incurred to support this project. The timing of expenditures is not indicative of readiness efforts or progress to date.

Risks. The company relies on the producers of natural gas and suppliers of interstate transportation capacity to deliver natural gas to the company's distribution system. External infrastructure, such as electric, telephone and water service, is necessary for the company's basic operations as well as the operations of many of its customers.

With respect to Nicor Gas' operations, those over which it has direct control, the company believes the most significant potential risks involve: its ability to use electronic devices to control and operate its distribution system, its ability to respond appropriately to customers' calls for information and assistance, and its ability to maintain its internal network of computer systems. The company's Year 2000 project is designed to concentrate its efforts on these critical areas.

Should any third party with which the company has a material relationship fail, or should Nicor Gas' actions prove to be less than completely effective, the impact could become a significant challenge to the company's ability to operate its distribution system and communicate with its customers. It could also have a material adverse financial impact, including but not limited to, lost operating revenues, increased operating costs and claims from customers related to business interruption. Because of the uncertainties related to this matter, the company continues to develop contingency plans.

Contingency Planning. The company's Year 2000 contingency planning encompasses business continuity both within the company and in the external business environment. As part of normal business practice, the company maintains plans to follow during emergencies. For example, many of the components involved in the gas distribution system can be manually overridden, and customer calls can be handled at an alternate site. The company continues to develop contingency plans that will address a variety of scenarios that could emerge and expects that effort to continue through 1999.




Nicor Gas Company                                                    Page 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

OTHER

New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These statements are not expected to have a material impact on the company's financial condition or results of operations. For further information, see New Accounting Pronouncements on page 5.

Customer SelectSM Pilot Program. In September 1998, the Ill.C.C. approved Nicor Gas' plans for the second year of its pilot program, Customer Select. In the first year, 20,000 small commercial and industrial customers enrolled in the program. Beginning January 1999, up to an additional 40,000 commercial and industrial customers, and as many as 80,000 residential customers in select communities will have the opportunity to choose their natural gas supplier.



Nicor Gas Company                                                                                    Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results.  Operating revenues, deliveries, weather statistics and other data are presented below.
                                          Three months ended      Nine months ended      Twelve months ended
                                             September 30            September 30            September 30
                                           1998       1997         1998       1997         1998       1997

Operating revenues (Millions):
 Sales
    Residential                          $   96.0   $   93.4     $  562.2   $  776.3     $  911.8   $1,112.6
    Commercial                               17.2       21.1        138.0      219.8        233.1      314.5
    Industrial                                2.3        5.0         20.9       44.7         33.0       65.2
                                            115.5      119.5        721.1    1,040.8      1,177.9    1,492.3

 Transportation
    Commercial                               11.8        9.3         40.1       38.6         57.0       55.6
    Industrial                                9.2       10.8         28.2       34.9         41.6       48.5
                                             21.0       20.1         68.3       73.5         98.6      104.1

  Revenue taxes and other                    11.5       11.5         77.6      100.8        106.0      130.6

                                         $  148.0   $  151.1     $  867.0   $1,215.1     $1,382.5   $1,727.0


Deliveries (Bcf):
  Sales
    Residential                              15.1       15.7        128.8      157.5        204.6      238.2
    Commercial                                2.7        3.6         31.8       44.8         52.0       67.0
    Industrial                                 .5        1.5          5.4       10.6          7.7       16.6
                                             18.3       20.8        166.0      212.9        264.3      321.8

  Transportation
    Commercial                                8.1        6.3         44.2       44.6         65.6       66.7
    Industrial                               43.5       37.9        136.6      119.6        185.0      158.9
                                             51.6       44.2        180.8      164.2        250.6      225.6

                                             69.9       65.0        346.8      377.1        514.9      547.4


Average gas cost per Mcf sold            $   2.71   $   2.45     $   2.79   $   3.57     $   3.05   $   3.40


Weather statistics:
  Degree days                                  18         51        3,123      4,046        5,331      6,387
  Percent colder (warmer) than normal       (79.5)     (42.0)       (20.6)       2.8        (12.8)       4.4


Customers at end of period (Thousands):
 Sales
    Residential                           1,718.8    1,690.2
    Commercial                              124.5      140.0
    Industrial                                8.9       11.1
                                          1,852.2    1,841.3

 Transportation
    Commercial                               36.5       18.7
    Industrial                                5.0        2.9
                                             41.5       21.6

                                          1,893.7    1,862.9



Nicor Gas Company                                                    Page 13

PART II - Other Information

Item 1.  Legal Proceedings

         For information concerning legal proceedings, see Contingencies in Notes to the Consolidated Financial Statements on page 6, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    See Exhibit Index on page 15 filed herewith.

  (b) The company did not file a report on Form 8-K during the third quarter of 1998.




Nicor Gas Company                                                    Page 14

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Nicor Gas Company



Date   November 12, 1998           By          DAVID L. CYRANOSKI
                                               David L. Cyranoski
                                              Senior Vice President,
                                             Secretary and Treasurer




Nicor Gas Company                                                    Page 15

Exhibit Index

Exhibit
 Number                        Description of Document

  12.01    Computation of Consolidated Ratio of Earnings to Fixed Charges.

  27.01    Financial Data Schedule.