Form 10-K405
period 1998-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1999-03-19
CIK 110104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1998
       or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from            to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of common stock, par value $5, outstanding at February 28, 1999, were 15,232,414 all of which are owned by Nicor Inc.




Nicor Gas Company                                                     Page i

Table of Contents

Item No.                                                                 Page

             Part I
    1.       Business...................................................    1
    2.       Properties.................................................    4
    3.       Legal Proceedings..........................................    4
    4.       Submission of Matters to a Vote of Security Holders........    *

             Part II
    5.       Market for Registrant's Common Equity and Related
               Stockholder Matters......................................    4
    6.       Selected Financial Data....................................    *
    7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    5
   7A.       Quantitative and Qualitative Disclosures About
               Market Risk..............................................   13
    8.       Financial Statements and Supplementary Data................   14
    9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................   28

             Part III
   10.       Directors and Executive Officers of the Registrant.........    *
   11.       Executive Compensation.....................................    *
   12.       Security Ownership of Certain Beneficial Owners
               and Management...........................................    *
   13.       Certain Relationships and Related Transactions.............    *

             Part IV
   14.       Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K..............................................   28
             Signatures.................................................   30
             Supplemental Information...................................   31
             Exhibit Index..............................................   32

* The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required Item.


Glossary

Degree day - The extent to which the daily average temperature falls below
             65 degrees Fahrenheit.
FERC - Federal Energy Regulatory Commission.
ICC - Illinois Commerce Commission.
Mcf, Bcf - Thousand cubic feet, billion cubic feet.




Nicor Gas Company                                                     Page 1

PART I

Item 1.   Business

Northern Illinois Gas Company (doing business as Nicor Gas Company), an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor Inc., a holding company. Certain terms used herein are defined in the Glossary on page i.

GENERAL

Nicor Gas is one of the nation's largest natural gas distribution companies. The company delivers natural gas to 1.9 million customers, including transportation service, gas storage and gas supply backup to approximately 40,000 commercial and industrial customers who purchase their own gas supplies. The company's service territory encompasses most of the northern third of Illinois, excluding the city of Chicago. Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, 5 percent of the agreements will expire in five years or less. The company has approximately 2,200 employees.

Nicor Gas' service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 1998, residential customers accounted for about 40 percent of natural gas deliveries, while commercial and industrial customers accounted for about 25 percent and 35 percent, respectively. In addition, the company's industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. See Operating Statistics on page 9 for operating revenues, deliveries and customers by customer classification.

Gas deliveries are seasonal since about one-half are used for space heating. Typically, 70 percent to 75 percent of deliveries and revenues occur from October through March.

CUSTOMER SERVICES

In addition to gas sales to all customer classes, Nicor Gas provides transportation service to commercial and industrial customers who purchase their own gas supplies. Beginning in 1999, the company's Customer Select test program will allow 80,000 residential customers to select their natural gas supplier. Additional information on the test program is presented in Factors Affecting Business Performance beginning on page 7. Transportation customers have options that include use of the company's storage system, the choice of individual or group billing, and the ability to choose varying supply backup levels and service options. The company receives a margin generally comparable to gas sales for transportation service with full supply backup.

In recent years, Nicor Gas has been pursuing several nontraditional activities. These activities include finding innovative ways to utilize its physical assets by providing natural gas storage and intrastate transportation services to marketers, interstate pipelines and neighboring gas distribution companies.




Nicor Gas Company                                                     Page 2

Item 1.   Business (continued)

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

Gas supply. Nicor Gas maintains a diversified portfolio of gas supply contracts. Firm gas supply contracts are diversified by supplier, producing region, quantity and available transportation. Contract pricing is generally tied to published price indices so as to approximate current market prices. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day and are generally negotiated annually.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about one-half of the company's total gas purchases in the last three years.

Customers served under the company's transportation service tariffs purchase their own gas supplies. About one-half of the gas that the company delivered in 1998 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to six interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts are with: Natural Gas Pipeline Company of America, which accounts for about two-thirds of the contracted capacity, Midwestern Gas Transmission Company and Northern Natural Gas Company. Nearly all of the contracted capacity will expire in the year 2000.

Storage. Nicor Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry and is designed to meet about 55 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. On an annual basis, the company cycles about 130 Bcf of gas through its storage fields. In addition to the company-owned facilities, Nicor Gas purchases about 40 Bcf of storage service. Storage provides supply flexibility, improves reliability of deliveries and reduces costs.




Nicor Gas Company                                                     Page 3

Item 1.   Business (concluded)

COMPETITION/DEMAND

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. About 95 percent of all single-family homes in Nicor Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil, based on such factors as price, service and reliability. Significant factors that impact demand for natural gas include weather, economic conditions and the price of gas relative to competitive fuels.

The energy industry has undergone fundamental changes over the past several years. In 1997, Illinois adopted legislation directing the process of deregulating the state's electric utility industry. Although Nicor Gas' traditional pricing advantage compared to electricity may decrease as the price of electricity declines, the company expects to maintain a pricing advantage in the foreseeable future.

Additional information on competition and demand is presented in Factors Affecting Business Performance beginning on page 7.

REGULATION

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Nicor Gas.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounts for approximately 70 percent of a typical residential customer's annual bill. Currently, the company's cost of gas is passed on to the customer without markup.

In March 1999, Nicor Gas filed a performance-based rate plan for natural gas supply costs with the ICC. The plan involves comparing the company's actual natural gas supply costs to a market-based benchmark, and any difference would be shared between Nicor Gas and its customers. The company expects an ICC ruling on its filing in the fourth quarter of 1999 with an effective date of January 1, 2000, if the proposal is approved by the ICC in a manner acceptable to the company.

In 1997, the ICC approved Nicor Gas' plans for a three-year test program called Customer Select that will give more customers the opportunity to choose their natural gas supplier. This program was launched in 1998. Additional information on the test program is presented in Factors Affecting Business Performance beginning on page 7.

ENVIRONMENTAL MATTERS

For information on environmental matters, see Contingencies beginning on page 26.




Nicor Gas Company                                                     Page 4

Item 2.  Properties

The company's properties are located in the territory described under
Item 1, Business, and are suitable, adequate and utilized in its operations.

The gas distribution, transmission and storage system includes approximately 29,000 miles of steel, plastic and cast iron main; approximately 26,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software and office equipment.

The principal real properties are held under easements, permits, licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields. Substantial-ly all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

Item 3.  Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 26 and Regulation on page 3, which are incorporated herein by reference.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

All of the outstanding common stock of Nicor Gas is owned by Nicor Inc. There is no public trading market for the company's common stock. During 1998 and 1997, the company declared quarterly common stock dividends totaling $96 million and $107.5 million, respectively.




Nicor Gas Company                                                     Page 5

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas' operating results and financial condition from 1996 to 1998. This review also discusses business trends and uncertainties that might affect Nicor Gas. Certain terms used herein are defined in the Glossary on page i.

RESULTS OF OPERATIONS

Net income for 1998 of $94.1 million decreased $12.8 million from 1997 due to the adverse impact of weather that was 23 percent warmer than the prior year, partially offset by a 4 percent reduction in operating and maintenance expenses. In 1997, net income of $106.9 million was essentially unchanged from 1996. Positive factors during 1997 included lower operating and maintenance expenses, additional gains from property sales and the positive impact of tax-related matters. Negative factors included lower deliveries due, in part, to weather that was 3 percent warmer than the prior year, and the carryover impact of rate design changes and a depreciation rate increase.

Operating revenues. Operating revenues of $1,229 million in 1998 were down significantly from the prior year due principally to lower natural gas supply costs, which are passed directly through to customers, and lower deliveries of natural gas related to the warmer weather. In 1997, operating revenues of $1,730.5 million were up 7 percent because of higher natural gas supply costs.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, and margin per Mcf delivered are shown in the following table for the years ended
December 31:
                                 1998                   1997             1996
Margin (millions)           $   469.4              $   496.0        $   502.5
Margin per Mcf delivered          .96                    .91              .90

Margin declined $26.6 million in 1998 due to the negative impact of warmer weather. In 1997, margin declined $6.5 million due to warmer weather and the carryover impact of rate design changes. Margin per Mcf delivered increased in 1998 as lower-margin deliveries declined as a result of warmer weather.

Operating and maintenance. In 1998, operating and maintenance expenses decreased $6 million to $144.8 million due to lower retirement-benefits costs. In 1997, operating and maintenance expenses decreased $5.8 million to $150.8 million. The decrease was due, in part, to lower payroll and retirement-benefits costs, which more than offset a higher provision for uncollectible accounts. In both periods, favorable pension fund investment returns contributed to the reduction in retirement-benefits costs.

Depreciation. Depreciation rose $4.2 million in 1998 due primarily to plant additions. In 1997, depreciation rose $4.8 million due to the change in the composite depreciation rate and plant additions. For further information on the change in the composite depreciation rate, see Accounting Policies on page 21.




Nicor Gas Company                                                     Page 6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nonoperating items.   In 1997, other income increased $3.7 million to $5.4
million due to gains from property sales. The company continues to assess its nonstrategic real estate holdings, and is evaluating the potential to maximize the value of these holdings through additional property sales or development over the next several years.

Interest expense decreased $2.5 million in 1998 to $44.6 million due to lower interest rates and decreased average borrowing levels.

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet planned capital expenditures, debt redemptions, dividend payments and working capital needs. These resources include net cash flow from operating activities, access to capital markets and unused lines of credit.

Operating. Net cash flow from operating activities increased $110.6 million in 1998 to $314.9 million and increased $158.7 million in 1997 to $204.3 million due primarily to changes in working capital items. Working capital can swing sharply due primarily to certain factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing. Capital expenditures were $112.6 million in 1998 compared with $101.8 million in 1997 and $107.7 million in 1996. Capital expenditures were higher in 1998 than the prior year due largely to expenditures for information technology. Capital spending in 1999 is projected to increase to about $130 million due primarily to additional expenditures for information technology.

Financing. Long-term debt as a percent of capitalization was 43.1 percent, 43 percent and 41.7 percent at year-end 1998, 1997 and 1996, respectively. The company's ratio of earnings to fixed charges was 4.3, 4.7, and 4.7 for the years ended December 31, 1998, 1997 and 1996, respectively.

Long-term debt. Nicor Gas has $250 million of First Mortgage Bonds remaining available for issuance under a December 1998 shelf registration filing. Net proceeds from securities issued are typically used for the refinancing of certain outstanding First Mortgage Bonds, for construction programs to the extent not provided by internally generated funds and for general corporate purposes.

In January 1999, Nicor Gas agreed to sell $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000 to fund the redemption of First Mortgage Bonds as follows: $50 million at 5.875% due in 2000 and $50 million at 7.375% due in 2023.

During 1998, Nicor Gas issued First Mortgage Bonds as follows: $50 million at 5.75% due in 2003 and $50 million at 6.58% due in 2028. Redemptions of First Mortgage Bonds during 1998 were as follows: $25 million at 5.875% due in 1998, $25 million at 6.25% due in 1999 and $75 million at 8.25% due in 2022.




Nicor Gas Company                                                     Page 7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 1997, Nicor Gas issued First Mortgage Bonds as follows: $50 million at 6.75% due in 2002 and $50 million at 7.375% due in 2027. Redemptions of First Mortgage Bonds during 1997 were as follows: $25 million at 5.5% due in 1997 and $50 million at 9% due in 2019.

During 1996, Nicor Gas issued $75 million of First Mortgage Bonds at 6.45% due in 2001 and redeemed $50 million of First Mortgage Bonds at 4.5% due in 1996.

Short-term debt. Nicor Gas maintains short-term credit agreements with major domestic and foreign banks. At December 31, 1998, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million. The company had $214.5 million and $254.4 million of commercial paper outstanding at year-end 1998 and 1997, respectively.

Common and preferred stock. The company paid dividends of $107.9 million, $109.1 million and $91.8 million in 1998, 1997 and 1996, respectively.

FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor Gas.

Nicor Gas serves 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 1998, residential customers accounted for about 40 percent of natural gas deliveries, while commercial and industrial customers accounted for about 25 percent and 35 percent, respectively.

Since about one-half of gas deliveries are used for space heating, fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. In addition, significant changes in gas prices or economic conditions can impact gas usage. However, Nicor Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings.

Nicor Gas competes with other energy suppliers based on such factors as price, service and reliability. The company is well positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels and because of its competitively priced supply of gas. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers flexibility and alternatives in rates and service, increasing its ability to compete in these markets.




Nicor Gas Company                                                     Page 8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Direct connection to six interstate pipelines and extensive underground storage capacity allow the company to maintain rates that are among the lowest in the nation, while also providing transportation customers with direct access to gas supplies and storage services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

Nicor Gas' growth in deliveries has typically come from a combination of customer additions and increased usage among existing commercial and industrial customers. While the company anticipates continued modest growth in deliveries attributable to these factors, it expects this growth to be adversely affected by customers' installation of newer, more energy-efficient equipment. To help achieve growth in deliveries, Nicor Gas will continue to pursue other opportunities in the electric generation market. Nicor Gas has also been pursuing several nontraditional activities. These activities include finding innovative ways to utilize its physical assets by providing natural gas storage and intrastate transportation services.

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are designed to allow the company to recover its costs and provide an oppor-tunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Nicor Gas.

The energy industry has undergone fundamental changes over the past several years. Since the 1980s, industrial and large commercial customers have had the opportunity to purchase natural gas from suppliers other than their local gas distribution company. To make choice an option for even more customers, Nicor Gas launched its Customer Select test program in 1998, and 20,000 commercial and industrial customers, the maximum allowed to enroll, chose to participate. In September 1998, the company received approval to open the program to an additional 40,000 business customers and 80,000 residential customers beginning in 1999. In all instances, Nicor Gas will continue to deliver natural gas to the customer, provide for the safety and maintenance of its distribution system and read customer meters.




Nicor Gas Company                                                     Page 9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics
                                                  1998            1997             1996
Operating revenues (millions):
  Sales
    Residential                                $   813.6       $ 1,126.0        $ 1,040.2
    Commercial                                     189.4           314.8            281.9
    Industrial                                      27.5            56.8             54.4
                                                 1,030.5         1,497.6          1,376.5
  Transportation
    Commercial                                      58.6            55.3             55.7

    Industrial                                      39.4            48.4             54.0
                                                    98.0           103.7            109.7
  Revenue taxes and other                          100.5           129.2            124.0
                                               $ 1,229.0       $ 1,730.5        $ 1,610.2

Deliveries (Bcf):
  Sales
    Residential                                    192.4           233.2            247.0
    Commercial                                      44.3            65.2             67.0
    Industrial                                       7.1            12.9             15.0
                                                   243.8           311.3            329.0
  Transportation
    Commercial                                      67.5            66.0             73.5
    Industrial                                     175.7           168.0            154.1
                                                   243.2           234.0            227.6
                                                   487.0           545.3            556.6

Year-end customers (thousands):
  Sales
    Residential                                  1,737.6         1,710.0          1,688.5
    Commercial                                     127.9           143.0            142.1
    Industrial                                       9.1            11.1             11.6
                                                 1,874.6         1,864.1          1,842.2
  Transportation
    Commercial                                      35.9            18.7             18.1
    Industrial                                       5.0             3.0              2.7
                                                    40.9            21.7             20.8
                                                 1,915.5         1,885.8          1,863.0

Other statistics:
  Degree days (normal 6,116)                       4,834           6,254            6,429
  Colder (warmer) than normal                    (21.0)%            2.3%             5.1%
  Average gas cost per Mcf sold                $    2.76       $    3.54        $    2.99



Nicor Gas Company                                                    Page 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Accounting Pronouncements. In December 1998, the Emerging Issues Task Force reached a consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These pronouncements are not expected to have a material impact on the company's financial condition or results of operations. For further information, see New Accounting Pronouncements on page 22.

Market Risk. Nicor Gas is generally not exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation, which allows for all prudently incurred costs of natural gas to be recovered from customers. The company has established policies and procedures governing the prudent management of commodity market risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee exists to oversee compliance with such policies and procedures.

Nicor Gas is exposed to changes in interest rates primarily as a result of its short- and long-term debt. The company manages its interest rate risk primarily by issuing long-term fixed-rate debt with varying maturities and refinancing certain debt. For further information about debt securities, interest rates and fair values, see the Consolidated Statement of Capitalization on page 19 and Short- and Long-Term Debt and Fair Value of Financial Instruments on page 26.

Year 2000 Readiness. The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. If date-sensitive devices incorrectly read the year 2000 and assume it to be 1900, many computer systems and software applications, as well as embedded chips, could fail or produce erroneous results.

This disclosure contains forward-looking statements. In connection with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, the company cautions that, while it believes such statements to be reasonable and makes them in good faith, actual results may vary. Nicor Gas' ability to meet its objectives identified below is dependent upon several factors, including the timely provision of necessary upgrades and modifications by suppliers and contractors. In addition, Nicor Gas cannot guarantee that third parties on whom it depends for essential services will convert their critical systems and processes in a timely manner. Each of the components of the company's Year 2000 project is progressing and the company believes it is taking all reasonable and appropriate steps necessary to be able to operate successfully in the year 2000 and beyond. The following summarizes the company's preparedness for the Year 2000.




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

Mainframe Systems. Nicor Gas' mainframe hardware and most core business applications, which include customer service, billing and payroll, fall into this category. System inventory, assessment and remediation are complete. Testing is nearly complete, with all but one system tested and in production. The internal payroll system is scheduled to be tested and in production by the second quarter of 1999. A number of systems have been replaced by Year 2000 compliant systems on client-server platforms.
Hardware failure contingency plans have been established and plans to address possible extended failures of critical software will be developed by mid-1999.

Client-server and Desktop Systems. Nicor Gas has completed an inventory and assessment of its client-server and desktop systems. Many of the systems are new and were designed to be compliant. Remediation and testing are scheduled to be completed by mid-1999. Most functional areas have already developed contingency plans to perform their responsibilities in the event of failure. Contingency plans to address possible longer-term disruptions are scheduled to be completed by the third quarter of 1999.

Telecommunications. Inventory and assessment of telecommunication issues, which involve data and voice communications, have also been completed. Remediation in some areas has been done through upgrading hardware and software. Further remediation and testing are scheduled to be completed by mid-1999. Contingency plans exist for many short duration outages, and by the third quarter of 1999, the company expects to have addressed any potentially more severe problems which may occur.

Embedded Systems. The company has performed a system level inventory of embedded systems, which include items such as process controls in the storage and transmission operations, building security, air conditioning, heating and elevator systems. A more detailed inventory and assessment at the component level in critical areas has been substantially completed, and is expected to be finalized by the first quarter of 1999. Experience has indicated that approximately 90 percent of the components identified are Year 2000 compliant. Remediation has begun and is expected to be completed by mid-1999. Testing plans for critical processes are being formulated and testing is expected to be completed by mid-1999. In critical gas supply and storage areas, disaster recovery plans exist and are being updated for various potential Year 2000 scenarios.



Nicor Gas Company                                                    Page 12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Third Parties. Nicor Gas has contacted entities with which it has a material relationship, such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks and other suppliers of goods and services, to determine their state of readiness. Based on their responses and the results of ongoing communications, Nicor Gas will consider new business relationships with alternative providers of products and services as necessary and to the extent alternatives are available. Assessment is scheduled to be completed in early 1999, necessary actions taken by mid-1999, and contingency planning completed by the third quarter of 1999.

Costs. Nicor Gas has incurred operating expenses of approximately $3 million through December 31, 1998, and estimates an additional $3 million to

$4 million will be incurred in connection with its Year 2000 efforts. These amounts represent costs incurred relating to hardware and software modifications and replacements, internal information technology resources devoted solely to the effort, and outside consultants. The company has also incurred less than $1 million in capital improvement costs to date that would have been required in the normal course of business, but were incurred sooner than originally planned. The company estimates that as much as an additional $2 million in capital improvement costs may be incurred to support this project. The timing of expenditures is not indicative of readiness efforts or progress to date.

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

Should any third party with which the company has a material relationship fail, or should Nicor Gas' actions prove to be less than completely effective, the impact could become a significant challenge to the company's ability to operate its distribution system and communicate with its customers. It could also have a material adverse financial impact, including but not limited to: lost operating revenues, increased operating costs and claims from customers related to business interruption. Because of the uncertainties related to this matter, the company continues to develop contingency plans.




Nicor Gas Company                                                    Page 13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Contingency Planning. The company's Year 2000 contingency planning encompasses business continuity both within the company and in the external business environment. As part of normal business practice, the company maintains plans to follow during emergencies. For example, many of the components involved in the gas distribution system can be manually overridden, and customer calls can be handled at alternate sites. The company continues to develop contingency plans that will address a variety of scenarios that could emerge and expects that effort to continue through 1999.

Other Contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. In addition, the company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see Contingencies beginning on page 26.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Market Risk on page 10, which is incorporated herein by reference.




Nicor Gas Company                                                      Page 14

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




Nicor Gas Company                                                      Page 15

Report of Independent Public Accountants



To Northern Illinois Gas Company (Doing business as Nicor Gas Company):


We have audited the accompanying consolidated balance sheet and statement of capitalization of Nicor Gas Company (an Illinois corporation and a wholly owned subsidiary of Nicor Inc.) and subsidiary company as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicor Gas Company and subsidiary company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule on page 29 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP
Chicago, Illinois
January 26, 1999



Nicor Gas Company                                                                                                          Page 16

Consolidated Statement of Income
(millions)
                                                                                       Year ended December 31
                                                                         1998                   1997              1996

Operating revenues                                                    $ 1,229.0              $ 1,730.5         $ 1,610.2

Operating expenses
  Cost of gas                                                             681.5                1,129.0           1,008.9
  Operating and maintenance                                               144.8                  150.8             156.6
  Depreciation                                                            120.8                  116.6             111.8
  Taxes, other than income taxes                                           96.4                  124.0             117.4
  Income taxes                                                             52.1                   61.5              63.1
                                                                        1,095.6                1,581.9           1,457.8

Operating income                                                          133.4                  148.6             152.4

Other income (expense)
  Other, net                                                                8.5                    8.6               2.2
  Income taxes on other income                                             (3.2)                  (3.2)              (.5)
                                                                            5.3                    5.4               1.7

Interest expense
  Interest on debt, net of amounts capitalized                             43.4                   45.9              44.4
  Other                                                                     1.2                    1.2               2.6
                                                                           44.6                   47.1              47.0

Net income                                                                 94.1                  106.9             107.1

Dividends on preferred stock                                                 .4                     .4                .5

Earnings applicable to common stock                                   $    93.7              $   106.5         $   106.6

<F1>
Nicor Gas is a wholly owned subsidiary of Nicor Inc.  Earnings and dividends per share information is therefore omitted.
<F2>
The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                                                        Page 17

Consolidated Statement of Cash Flows
(millions)
                                                                                 Year ended December 31
                                                                        1998             1997            1996

Operating activities
  Net income                                                         $    94.1        $   106.9       $   107.1
  Adjustments to reconcile net income to net
    cash flow provided from operating activities:
      Depreciation                                                       120.8            116.6           111.8
      Deferred income tax expense (benefit)                                8.3              8.2             (.9)
      Change in assets and liabilities:
        Receivables, less allowances                                      85.3            (17.8)          (60.8)
        Gas in storage                                                    22.3              3.8           (55.2)
        Deferred/accrued gas costs                                         4.8             76.2           (42.4)
        Accounts payable                                                  28.9            (77.5)           10.5
        Prepaid pension benefit cost                                     (20.9)           (12.8)          (11.3)
        Other                                                            (28.7)              .7           (13.2)

  Net cash flow provided from operating activities                       314.9            204.3            45.6

Investing activities
  Capital expenditures                                                  (112.6)          (101.8)         (107.7)
  Other                                                                    8.4             10.8             1.9

  Net cash flow used for investing activities                           (104.2)           (91.0)         (105.8)

Financing activities
  Net proceeds from issuing long-term debt                                98.9             99.1            74.2
  Disbursements to retire long-term debt                                (129.5)           (77.6)          (50.0)
  Short-term borrowings (repayments), net                                (40.1)           (29.6)          132.6
  Dividends paid                                                        (107.9)          (109.1)          (91.8)
  Other                                                                    (.6)             (.5)            (.4)

  Net cash flow provided from (used for) financing
    activities                                                          (179.2)          (117.7)           64.6

Net increase (decrease) in cash and cash equivalents                      31.5             (4.4)            4.4

Cash and cash equivalents, beginning of year                                 -              4.4               -

Cash and cash equivalents, end of year                               $    31.5        $       -       $     4.4

Supplemental information
  Income taxes paid, net of refunds                                  $    50.7        $    56.1       $    66.9
  Interest paid, net of amounts capitalized                               61.2             47.3            51.8

<F1>
The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                                                        Page 18

Consolidated Balance Sheet
(millions)
                                                                                             December 31
                                                                                         1998            1997
                          Assets

Gas distribution plant, at cost                                                       $ 3,105.2       $ 3,012.3
  Less accumulated depreciation                                                         1,487.4         1,382.3

                                                                                        1,617.8         1,630.0

Other property and investments, net of accumulated
  depletion of $14.5                                                                        2.4             4.3

Current assets
  Cash and cash equivalents - Affiliates                                                   29.2               -
                            - Other                                                         2.3               -
  Receivables, less allowances of $6.1 and $7.6, respectively                             236.1           321.4
  Gas in storage, at last-in, first-out cost                                              105.5           127.8
  Other                                                                                    23.3            22.0

                                                                                          396.4           471.2

Other assets                                                                              108.8            83.7

                                                                                      $ 2,125.4       $ 2,189.2

               Capitalization and liabilities

Capitalization
  Long-term debt                                                                      $   520.8       $   520.9
  Preferred stock                                                                           9.0             9.5
  Common equity                                                                           679.2           681.4

                                                                                        1,209.0         1,211.8

Current liabilities
  Long-term obligations due within one year                                                  .5            25.5
  Short-term borrowings                                                                   214.5           254.6
  Accounts payable                                                                        242.9           214.0
  Accrued gas costs                                                                        29.9            25.1
  Dividends payable                                                                        20.2            31.7
  Accrued interest                                                                         13.3            30.9
  Other                                                                                    13.5            18.9

                                                                                          534.8           600.7

Deferred credits and other liabilities
  Deferred income taxes                                                                   196.2           184.6
  Regulatory income tax liability                                                          78.6            81.7
  Unamortized investment tax credits                                                       44.1            46.2
  Other                                                                                    62.7            64.2

                                                                                          381.6           376.7

                                                                                      $ 2,125.4       $ 2,189.2
<F1>
The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                                                        Page 19

Consolidated Statement of Capitalization
(millions, except share data)
                                                                                     December 31
                                                                           1998                       1997

First Mortgage Bonds
  Maturity                     Interest rate
    1998                      5.875%                               $       -                  $    25.0
    1999                      6.25                                         -                       25.0
    2000                      5.875                                     50.0                       50.0
    2001                      6.45                                      75.0                       75.0
    2002                      6.75                                      50.0                       50.0
    2003                      5.75                                      50.0                          -
    2021                      8.875                                     50.0                       50.0
    2022                      8.25                                         -                       75.0
    2023                      7.375                                     50.0                       50.0
    2024                      8.25                                      50.0                       50.0
    2025                      7.26                                      50.0                       50.0
    2027                      7.375                                     50.0                       50.0
    2028                      6.58                                      50.0                          -
                                                                       525.0                      550.0
  Less:  Amount due within one year                                        -                       25.0
         Unamortized debt discount, net of premium                       4.2                        4.1

                                                                       520.8    43.1%             520.9    43.0%

Preferred stock, cumulative, $100 par value, 800,000
  shares authorized
    Redeemable preferred stock, 4.48% and 5.00% series,
      57,000 and 24,000 shares outstanding, respectively,
      in 1998, and 60,000 and 26,000 shares outstanding,
      respectively, in 1997                                              8.1                        8.6
    Less amount due within one year                                       .5                         .5
                                                                         7.6      .6                8.1      .7

    Nonredeemable preferred stock, 4.60% and 5.00%
      convertible series, 8,750 and 5,258 shares
      outstanding, respectively, in 1998 and 1997                        1.4      .1                1.4      .1

Common equity
  Common stock, $5 par value, 25,000,000 shares authorized,
    32,365 shares reserved for conversion and 15,232,414
    shares outstanding                                                  76.1                       76.1
  Paid-in capital                                                      108.0                      107.9
  Retained earnings                                                    495.1                      497.4

                                                                       679.2    56.2              681.4    56.2

                                                                   $ 1,209.0   100.0%         $ 1,211.8   100.0%

<F1>
The accompanying notes are an integral part of this statement.


Nicor Gas Company                                                                                        Page 20

Consolidated Statement of Retained Earnings
(millions)

                                                                                 Year ended December 31
                                                                           1998           1997           1996

Balance at beginning of year                                            $   497.4      $   498.4      $   516.0

Net income                                                                   94.1          106.9          107.1
Dividends declared on common stock                                          (96.0)        (107.5)        (124.1)
Dividends declared on preferred stock                                         (.4)           (.4)           (.6)

Balance at end of year                                                  $   495.1      $   497.4      $   498.4

<F1>
The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                    Page 21

Notes to the Consolidated Financial Statements

Nicor Gas is one of the nation's largest natural gas distribution companies, serving 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

ACCOUNTING POLICIES

General. Nicor Gas is a wholly owned subsidiary of Nicor Inc. Nicor Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation. The consolidated financial statements include the accounts of Nicor Gas and its subsidiary. All significant intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates. Certain reclassifications were made to conform the prior years' financial statements to the current year's presentation.

Regulation. Nicor Gas is regulated by the ICC which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had net regulatory liabilities of about $100 million at December 31, 1998 and 1997.

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

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. In April 1996, the gas distribution composite depreciation rate was increased to 4.1 percent from 3.7 percent.

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




Nicor Gas Company                                                    Page 22

Notes to the Consolidated Financial Statements (continued)

NEW ACCOUNTING PRONOUNCEMENTS

Derivative instruments and hedging activities. In December 1998, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue No. 98-10, which is effective for fiscal years beginning after December 15, 1998, requires contracts entered into under trading activities to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of application of EITF Issue No. 98-10 are required to be reported as a cumulative effect of a change in accounting principle.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement requires adoption no later than the first quarter of the company's 2000 fiscal year and must be adopted as a cumulative effect of a change in accounting principle.

Implementation of these pronouncements is not expected to have a material impact on the company's financial condition or results of operations.

Internal use computer software. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than the company's 1999 fiscal year. The company has modified its method of capitalization of such costs by adopting this statement prospectively on January 1, 1999. Implementation of this statement is not expected to have a material impact on the company's financial condition or results of operations.

GAS IN STORAGE

Based on the average cost of gas purchased in December 1998 and 1997, the estimated replacement cost of gas in inventory at December 31, 1998 and 1997, exceeded the last-in, first-out cost by $159.1 million and $194.6 million, respectively.




Nicor Gas Company                                                    Page 23

Notes to the Consolidated Financial Statements (continued)

INCOME TAXES

The components of income tax expense are presented below:

(millions)                                1998          1997          1996
Current
  Federal                              $    40.3     $    48.8     $    55.8
  State                                      8.8           9.9          11.1
                                            49.1          58.7          66.9
Deferred
  Federal                                    6.5           6.0          (1.8)
  State                                      1.8           2.2            .9
                                             8.3           8.2           (.9)
Amortization of investment
  tax credits, net                          (2.1)         (2.2)         (2.4)
Income tax expense                     $    55.3     $    64.7     $    63.6

The temporary differences which gave rise to the net deferred tax liability at December 31, 1998 and 1997, were as follows:

(millions)                                              1998          1997
Deferred tax liabilities
  Property, plant and equipment                      $   230.1     $   232.1
  Other                                                   18.0           8.1
                                                         248.1         240.2
Deferred tax assets
  Unamortized investment tax credits                      29.0          30.4
  Regulatory income tax liability                         19.7          20.4
  Other                                                   15.6          17.2
                                                          64.3          68.0
Net deferred tax liability                           $   183.8     $   172.2

The effective combined federal and state income tax rate was 37 percent,
37.7 percent and 37.2 percent in 1998, 1997 and 1996, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:

(millions)                                1998          1997          1996
Federal income taxes using
  statutory rate                       $    52.3     $    60.1     $    59.7
State income taxes, net                      7.2           8.2           7.9
Other, net                                  (4.2)         (3.6)         (4.0)
Income tax expense                     $    55.3     $    64.7     $    63.6

Nicor Gas Company                                                    Page 24

POSTRETIREMENT BENEFITS

Pension benefits. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to January 1, 1998. The following table sets forth the components of the changes in the plans' benefit obligation and plan assets for the periods ended October 1, reconciled to the prepaid pension benefit cost recorded in the financial statements at December 31:

(millions)                                              1998          1997
Change in benefit obligation
Benefit obligation at beginning of period            $   223.9     $   245.3
Service cost                                               6.7           6.5
Interest cost                                             16.0          17.6
Actuarial (gain) loss                                     18.5          (2.4)
Benefits paid                                            (22.8)        (43.1)
Benefit obligation at end of period                      242.3         223.9

Change in plan assets
Fair value of plan assets at beginning of period         422.6         381.9
Actual return on plan assets                               1.5          83.5
Employer contributions                                      .4            .3
Benefits paid                                            (22.8)        (43.1)
Fair value of plan assets at end of period               401.7         422.6

Funded status                                            159.4         198.7
Unrecognized net actuarial gain                          (61.7)       (118.5)
Unrecognized transition asset                            (12.5)        (16.3)
Unrecognized prior service cost                            3.3           3.7
Other                                                      3.2           3.2
Prepaid pension benefit cost at December 31          $    91.7     $    70.8

Net periodic pension cost (benefit) included the following components:

(millions)                                1998          1997          1996
Service cost                           $     6.7     $     6.5     $     7.7
Interest cost                               16.0          17.6          19.8
Expected return on plan assets             (35.1)        (31.6)        (31.3)
Recognized net actuarial gain               (4.7)         (1.6)          (.4)
Amortization of unrecognized
  transition asset                          (3.8)         (3.8)         (3.8)
Amortization of prior service cost            .4            .4            .4
Net periodic pension cost (benefit)    $   (20.5)    $   (12.5)    $    (7.6)

Assumptions used in the computations included the following:

                                                        1998          1997
Discount rate                                            6.75%         7.50%
Expected return on plan assets                           9.00          8.50
Rate of compensation increase                            4.00          5.00




Nicor Gas Company                                                    Page 25

Notes to the Consolidated Financial Statements (continued)

Other postretirement benefits. Health care and life insurance benefits are provided for eligible retired employees of Nicor Gas. Certain employees' postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the components of the changes in the plans' benefit obligation and plan assets for the period ended October 1, reconciled to the accrued other postretirement benefit cost recorded in the financial statements at December 31:

(millions)                                              1998          1997
Change in benefit obligation
Benefit obligation at beginning of period            $   115.0     $   114.2
Service cost                                               1.3           1.7
Interest cost                                              8.3           8.3
Amendments                                                   -          (3.1)
Actuarial loss                                              .9           2.0
Plan participants' contributions                            .7            .7
Benefits paid                                             (7.9)         (8.8)
Benefit obligation at end of period                      118.3         115.0

Change in plan assets
Fair value of plan assets at beginning of period          16.6          13.4
Actual return on plan assets                                 -           3.2
Employer contributions                                     7.2           8.1
Plan participants' contributions                            .7            .7
Benefits paid                                             (7.9)         (8.8)
Fair value of plan assets at end of period                16.6          16.6

Funded status                                           (101.7)        (98.4)
Unrecognized transition obligation                        43.2          46.3
Unrecognized net actuarial loss                            6.4           4.1
Other                                                       .8          (1.6)
Accrued other postretirement benefit
  cost at December 31                                $   (51.3)    $   (49.6)

Net periodic postretirement benefit cost included the following components:

(millions)                                1998          1997          1996
Service cost                           $     1.3     $     1.7     $     2.6
Interest cost                                8.3           8.3           9.0
Expected return on plan assets              (1.4)         (1.2)         (1.0)
Amortization of unrecognized
  transition obligation                      3.1           3.3           3.6
Net periodic postretirement
  benefit cost                         $    11.3     $    12.1     $    14.2

For measurement purposes, the health care cost trend rate for pre-Medicare benefits was assumed to be 7 percent for 1999, declining to 5 percent by 2001 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 5 percent. A one-per-




Nicor Gas Company                                                    Page 26

Notes to the Consolidated Financial Statements (continued)

centage-point change in the assumed health care cost trend rates would have the following effects:
                                                         One percent
(millions)                                      Increase            Decrease
Effect on total of service and
  interest cost components                     $     1.1           $     (.9)
Effect on benefit obligation                        13.0               (10.9)

Other assumptions are consistent with those used in the valuation of pension benefits.

SHORT- AND LONG-TERM DEBT

The company maintains short-term credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, totaled $250 million at December 31, 1998. Commitment fees of up to .07 percent per annum were paid on these lines. All credit agreements have variable interest rate options tied to short-term markets.

The company had $214.5 million and $254.4 million of commercial paper outstanding with a weighted average interest rate of 5.7 percent and 6.0 percent at December 31, 1998 and 1997, respectively.

Bank cash balances averaged about $1.9 million during 1998, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First mortgage bonds are secured by liens on substantially all gas distribution property and franchises.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of long-term debt outstanding, including current maturities, also approximates fair value.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

Current environmental laws may require cleanup of certain former manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company has been recovering these costs from its customers.




Nicor Gas Company                                                    Page 27

Notes to the Consolidated Financial Statements (concluded)

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

                                                Quarter ended
(millions)                           Mar. 31   June 30  Sept. 30   Dec. 31

1998
  Operating revenues                $  504.2  $  214.8  $  148.0  $  362.0
  Operating income                      42.1      31.2      26.1      34.1
  Net income                            30.5      23.5      17.0      23.1

1997
  Operating revenues                $  819.9  $  244.0  $  151.1  $  515.5
  Operating income                      47.4      33.7      26.0      41.5
  Net income                            34.7      24.2      15.6      32.4




Nicor Gas Company                                                    Page 28

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

(a)   1)    Financial Statements:

            See Item 8, Financial Statements and Supplementary Data, on page 14 filed herewith, for a list of financial statements.

      2)    Financial Statement Schedules:

            Schedule
             Number                                                   Page

                        Report of Independent Public Accountants       15
               II       Valuation and Qualifying Accounts              29

            Schedules other than those listed are omitted because they are not applicable.

      3)    Exhibits Filed:

            See Exhibit Index beginning on page 32 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1998.



Nicor Gas Company                                                                                    Page 29

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

                                                                         Additions
                                               Balance at        Charged to        Charged                           Balance at
                                                beginning         costs and        to other            (a)             end of
           Description                          of period         expenses         accounts         Deductions         period

1998

  Allowance
    for uncollectible
    accounts receivable                        $      7.6        $     12.6       $        -        $     14.1       $      6.1

1997

  Allowance
    for uncollectible
    accounts receivable                        $      6.1        $     15.3       $        -        $     13.8       $      7.6

1996

  Allowance
    for uncollectible
    accounts receivable                        $      4.7        $     11.0       $        -        $      9.6       $      6.1

<F1>
(a) Accounts receivable written off, net of recoveries.



Nicor Gas Company                                                    Page 30

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Nicor Gas Company


Date    March 19, 1999              By       DAVID L. CYRANOSKI
                                             David L. Cyranoski
                                            Senior Vice President,
                                            Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1999.

              Signature                                   Title

           THOMAS L. FISHER                   Chairman, President, Chief
           Thomas L. Fisher                   Executive Officer and Director

          DAVID L. CYRANOSKI                  Senior Vice President, Secretary
          David L. Cyranoski                  and Treasurer and Principal
                                              Financial Officer

          GEORGE M. BEHRENS                   Vice President and Controller and
          George M. Behrens                   Principal Accounting Officer

      ROBERT M. BEAVERS, JR.*                 Director

      BRUCE P. BICKNER*                       Director

      JOHN H. BIRDSALL, III*                  Director

      THOMAS A. DONAHOE*                      Director

      JOHN E. JONES*                          Director

      DENNIS J. KELLER*                       Director

      SIDNEY R. PETERSEN*                     Director

      PATRICIA A. WIER*                       Director




                                         *By      MARIANNE T. LORENZ
                                                  Marianne T. Lorenz
                                                  (Attorney-in-fact)




Nicor Gas Company                                                    Page 31

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders as Nicor Gas is a wholly owned subsidiary of Nicor Inc.




Nicor Gas Company                                                    Page 32

Exhibit Index

Exhibit
 Number                           Description of Document

  1.01 Underwriting agreement, dated January 28, 1999, between the company and Salomon Smith Barney Inc.

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




Nicor Gas Company                                                    Page 33

Exhibit Index (continued)

Exhibit
 Number                           Description of Document

  4.08    *  Supplemental Indenture, dated August 15, 1991, of the company to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 8-K for
             August 1991,   Exhibit 4-01.)

  4.09    *  Supplemental Indenture, dated May 1, 1993, of the company to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for
             March 1993,   Exhibit 4-02.)

  4.10    *  Supplemental Indenture, dated July 1, 1993, of the company to
             Continental Bank, National Association, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1993, Exhibit 4-01.)

  4.11    *  Supplemental Indenture, dated August 15, 1994, of the company to
             Continental Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1994,
             Exhibit 4.01.)

  4.12    *  Supplemental Indenture, dated October 15, 1995, of the company to
             Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1995,
             Exhibit 4.01.)

  4.13    *  Supplemental Indenture, dated May 10, 1996, of the company to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996,
             Exhibit 4.01.)

  4.14    *  Supplemental Indenture, dated August 1, 1996, of the company to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996,
             Exhibit 4.02.)

  4.15    *  Supplemental Indenture, dated June 1, 1997, of the company to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1997,
             Exhibit 4.01.)

  4.16    *  Supplemental Indenture, dated October 15, 1997, of the company to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1997, Exhibit 4.01.)

  4.17    *  Supplemental Indenture, dated February 15, 1998, of the company to
             Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1997,
             Exhibit 4.19.)




Nicor Gas Company                                                    Page 34

Exhibit Index (concluded)

Exhibit
 Number                           Description of Document

  4.18 * Supplemental Indenture, dated June 1, 1998, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1998,
            Exhibit 4.01.)

  4.19 Supplemental Indenture, dated February 1, 1999, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954.

             Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

 12.01       Computation of Consolidated Ratio of Earnings to Fixed Charges.

 23.01       Consent of Independent Public Accountants.

 24.01       Powers of Attorney.

 27.01       Financial Data Schedule.


* These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

  Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.