Form 10-Q
period 1999-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1999-05-13
CIK 110104

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                               FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended March 31, 1999

                             or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at April 30, 1999, were 15,232,414, all of which are owned by Nicor Inc.


Nicor Gas Company                                                     Page i

Table of Contents
                                                                     Page
Part I.      Financial Information

Item 1.      Financial Statements (Unaudited) .....................    1

             Consolidated Statement of Income -
               Three Months Ended March 31, 1999
               and 1998 ...........................................    2

             Consolidated Statement of Cash Flows -
               Three Months Ended March 31, 1999
               and 1998 ...........................................    3

             Consolidated Balance Sheet -
               March 31, 1999 and 1998, and
               December 31, 1998 ..................................    4

             Notes to the Consolidated Financial Statements .......    5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations .........................................    7


Part II.     Other Information

Item 1.      Legal Proceedings ....................................   13

Item 6.      Exhibits and Reports on Form 8-K .....................   13

             Signature ............................................   14

             Exhibit Index ........................................   15



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

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.





























Nicor Gas Company                                                                    Page 2

Consolidated Statement of Income (Unaudited)
(millions)
                                                                      Three months ended
                                                                            March 31
                                                                       1999          1998

Operating revenues                                                  $   512.6     $   504.2

Operating expenses
  Cost of gas                                                           318.3         318.2
  Operating and maintenance                                              39.1          34.0
  Depreciation                                                           51.2          49.5
  Taxes, other than income taxes                                         42.3          42.9
  Income taxes                                                           18.8          17.5
                                                                        469.7         462.1

Operating income                                                         42.9          42.1

Other income (expense)
  Other, net                                                               .3           1.6
  Income taxes on other income                                            (.1)          (.6)
                                                                           .2           1.0

Interest expense
  Interest on debt, net of amounts capitalized                           10.8          12.3
  Other                                                                    .4            .3
                                                                         11.2          12.6

Net income                                                               31.9          30.5

Dividends on preferred stock                                               .1            .1

Earnings applicable to common stock                                 $    31.8     $    30.4

<F1>
The accompanying notes are an integral part of this statement.


Nicor Gas Company                                                                    Page 3

Consolidated Statement of Cash Flows (Unaudited)
(millions)

                                                                      Three months ended
                                                                            March 31
                                                                       1999          1998
Operating activities
  Net income                                                        $    31.9     $    30.5
  Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                                       51.2          49.5
      Deferred income tax expense                                          .7           2.5
      Change in assets and liabilities:
        Receivables, less allowances                                      (.8)         61.7
        Gas in storage                                                   98.4         116.0
        Deferred/accrued gas costs                                       10.0           5.6
        Accounts payable                                                (67.6)        (31.0)
        Temporary LIFO liquidation                                       67.4          53.6
        Other                                                            20.5         (14.4)
  Net cash flow provided from operating activities                      211.7         274.0

Investing activities
  Capital expenditures                                                  (20.9)        (19.7)
  Other                                                                     -           1.9

  Net cash flow used for investing activities                           (20.9)        (17.8)

Financing activities
  Net proceeds from issuing long-term debt                               99.6          49.4
  Disbursements to retire long-term debt                               (102.7)       (104.5)
  Short-term borrowings (repayments), net                              (172.5)       (163.0)
  Dividends paid                                                        (20.2)        (31.7)

  Net cash flow used for financing activities                          (195.8)       (249.8)

Net increase (decrease) in cash and cash equivalents                     (5.0)          6.4

Cash and cash equivalents, beginning of period                           31.5             -

Cash and cash equivalents, end of period                            $    26.5      $    6.4

Supplemental information
  Income taxes paid, net of refunds                                 $       -      $     .9
  Interest paid, net of amounts capitalized                              12.8          32.8

<F1>
The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                                    Page 4

Consolidated Balance Sheet (Unaudited)
(millions)
                                                       March 31    December 31     March 31
                                                         1999          1998          1998
                       Assets

Gas distribution plant, at cost                       $ 3,131.8     $ 3,105.2     $ 3,028.3
  Less accumulated depreciation                         1,545.3       1,487.4       1,429.1

                                                        1,586.5       1,617.8       1,599.2

Current assets
  Cash and cash equivalents - Affiliates                      -          29.2             -
                            - Other                        26.5           2.3           6.4
  Receivables, less allowances of $8.2,
    $6.1 and $8.3, respectively                           236.9         236.1         259.7
  Gas in storage, at last-in, first-out (LIFO) cost         7.1         105.5          11.8
  Other                                                    24.4          23.3          22.3

                                                          294.9         396.4         300.2

Other assets                                              117.4         111.2          97.2

                                                      $ 1,998.8     $ 2,125.4     $ 1,996.6

               Capitalization and Liabilities

Capitalization
  Long-term debt                                      $   471.1     $   520.8     $   471.3
  Preferred stock                                           9.0           9.0           9.5
  Common equity
    Common stock                                           76.2          76.1          76.2
    Paid-in capital                                       108.0         108.0         107.9
    Retained earnings                                     500.5         495.1         500.5

                                                        1,164.8       1,209.0       1,165.4

Current liabilities
  Long-term obligations due within one year                50.5            .5          25.5
  Short-term borrowings                                    42.0         214.5          91.6
  Accounts payable                                        175.3         242.9         183.0
  Temporary LIFO liquidation                               67.4             -          53.6
  Accrued gas costs                                        39.9          29.9          30.7
  Dividends payable                                        26.4          20.2          27.3
  Other                                                    47.8          26.8          39.9

                                                          449.3         534.8         451.6

Deferred credits and other liabilities
  Deferred income taxes                                   198.5         196.2         188.1
  Regulatory income tax liability                          77.6          78.6          81.0
  Unamortized investment tax credits                       43.6          44.1          45.7
  Other                                                    65.0          62.7          64.8

                                                          384.7         381.6         379.6

                                                      $ 1,998.8     $ 2,125.4     $ 1,996.6

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

REGULATORY MATTERS

In March 1999, Nicor Gas filed a performance-based rate plan for natural gas supply costs with the ICC. The plan would establish economic incentives for Nicor Gas when purchasing gas supplies for customers, and amounts above or below a market benchmark would be shared with customers. The ICC is required to rule on the proposal by early November and, if approved in a manner acceptable to Nicor Gas, the company intends to implement the plan next January.

LONG-TERM DEBT

In January 1999, Nicor Gas sold $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000 to fund the redemption of First Mortgage Bonds as follows: $50 million at 5.875% due in 2000 and $50 million at 7.375% due in 2023.

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


Nicor Gas Company                                                     Page 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 1998 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the first quarter of 1999 was $31.9 million compared with $30.5 million in the first quarter of 1998. The increase was due to higher deliveries related primarily to 12 percent colder weather, partially offset by higher operating and maintenance expenses. Deliveries were also affected by demand growth and the addition of new customers.

Operating revenues. Operating revenues increased $8.4 million in the first quarter to $512.6 million as the impact of higher deliveries more than offset lower gas prices, which are passed directly through to customers.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, and margin per Mcf delivered are shown in the following table:

                                                       Three months ended
                                                             March 31
                                                        1999         1998
Margin (millions)                                     $  157.2     $ 148.3
Margin per Mcf delivered                                   .77         .79

Margin rose $8.9 million due to increased deliveries related primarily to colder weather.

Operating and maintenance. Operating and maintenance expenses increased $5.1 million in the first quarter to $39.1 million due primarily to higher information technology and bad debt expenses. The company anticipates that 1998's reduction in operating and maintenance expenses may be offset in 1999.

Nonoperating items. Other income decreased due to the prior period's gain on real estate sales.

Interest expense decreased due to reduced average borrowing levels and lower interest rates.


Nicor Gas Company                                                     Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating. Net cash flow from operating activities decreased $62.3 million for the quarter due primarily to changes in working capital items. Working capital can swing sharply due primarily to certain factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing. The company maintains short-term credit agreements with major domestic and foreign banks. At March 31, 1999, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million and the company had $42 million of commercial paper outstanding.

In January 1999, Nicor Gas sold $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000 to fund the redemption of First Mortgage Bonds as follows: $50 million at 5.875% due in 2000 and $50 million at 7.375% due in 2023.

PERFORMANCE-BASED RATE FILING

In March 1999, Nicor Gas filed a performance-based rate plan for natural gas supply costs with the ICC. For further information see Regulatory Matters on page 5.

YEAR 2000 READINESS

The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. If date-sensitive devices incorrectly read the year 2000 and assume it to be 1900, many computer systems and software applications, as well as embedded chips, could fail or produce erroneous results.

This disclosure contains forward-looking statements. In connection with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, the company cautions that, while it believes such statements to be reasonable and makes them in good faith, actual results may vary. Nicor Gas' ability to meet its objectives identified below is dependent upon several factors, including the timely provision of necessary upgrades and modifications by suppliers and contractors. In addition, Nicor Gas cannot guarantee that third parties on whom it depends for essential services will remediate their critical systems and processes in a timely manner. Each of the components of the company's Year 2000 project is progressing and the company believes it is taking all reasonable and appropriate steps necessary to be able to operate successfully in the year 2000 and beyond. The following summarizes the company's preparedness for the Year 2000.


Nicor Gas Company                                                     Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nicor Gas has established a company-wide initiative to identify, evaluate and address Year 2000 issues. A team has been assembled that includes an officer-level steering committee, full-time staff members and representatives from key areas of the company. In addition to this team of employees, the company utilizes consultants to assist in the Year 2000 project and belongs to an industry alliance which facilitates the sharing of information among companies. The company's Year 2000 effort, which began in early 1996, encompasses mainframe systems, client-server and desktop systems, telecommunications, embedded systems and third parties. This effort consists of the following phases: inventory, assessment, remediation, testing and contingency planning.

Mainframe Systems. Nicor Gas' mainframe hardware and most core business applications, which include customer service, billing and payroll, fall into this category. System inventory, assessment and remediation are complete. Testing has been conducted on all but the internal payroll system, which is scheduled to be tested and in production by the end of the second quarter of 1999. A number of systems have been replaced by Year 2000 compliant systems on client-server platforms. In the second quarter of 1999, the company plans to perform additional testing of all critical systems at a remote site. Hardware failure contingency plans have been established and plans to address possible extended failures of critical software will be developed by mid-1999.

Client-server and Desktop Systems. Nicor Gas has completed an inventory and assessment of its client-server and desktop systems. Many of the systems are new and were designed to be compliant. Remediation and testing are well underway and are scheduled to be completed by mid-1999. Most functional areas have already developed contingency plans to perform their responsibilities in the event of failure. Contingency plans to address possible longer-term disruptions are scheduled to be completed by the end of the third quarter of 1999.

Telecommunications. Inventory and assessment of telecommunication issues, which involve data and voice communications, have also been completed. Remediation in some areas has been done through upgrading hardware and software. Further remediation and testing are scheduled to be completed by mid-1999. Contingency plans exist for many short-duration outages, and by the end of the third quarter of 1999 the company expects to have addressed any potentially more severe problems which may occur. In addition to the telecommunications issues over which it has direct control, the company is working closely with telecommunication service providers to assist in the development and execution of additional testing procedures and the formulation of contingency plans. These efforts are scheduled to be completed by the end of the third quarter of 1999.



Nicor Gas Company                                                    Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Embedded Systems. The company has performed a system-level inventory of embedded systems, which include items such as process controls in the storage and transmission operations, building security, air conditioning, heating and elevator systems. A more detailed inventory and assessment at the component level in critical areas has been completed and an independent verification and validation is presently being performed by outside consultants. Based on this detailed inventory and assessment, less than 5 percent of the inventoried items appear to require remediation. All such items have either been remediated or are scheduled for remediation and testing by mid-1999. In critical gas supply and storage areas, disaster recovery plans exist and are being updated for various potential Year 2000 scenarios.

Third Parties. Nicor Gas has contacted, through written communication, entities with which it has a material relationship, such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks and other suppliers of goods and services, to determine their state of readiness. Based on their responses and the results of ongoing communications, Nicor Gas will consider new business relationships with alternative providers of products and services as necessary and to the extent alternatives are available.

In addition to written communications, the company is meeting directly with interstate pipelines and gas suppliers, upon which the company has historically been materially dependent, and large industrial customers to determine their state of readiness. Further communication and meetings are scheduled to be conducted during the second quarter with other critical vendors and suppliers. Assessment of these communications and any resulting necessary actions are scheduled to be completed by mid-1999, with contingency planning to be completed by the end of the third quarter of 1999.

Costs.  Nicor Gas has incurred operating expenses of approximately
$3 million through March 31, 1999, and estimates an additional $3 million to $4 million will be incurred in connection with its Year 2000 efforts. These amounts represent costs incurred relating to hardware and software modifications and replacements, internal information technology resources devoted solely to the effort, and outside consultants. The company has also incurred less than $1 million in capital improvement costs to date that would have been required in the normal course of business, but were incurred sooner than originally planned. The company estimates that as much as an additional $2 million in capital improvement costs may be incurred to support this project. The timing of expenditures is not indicative of readiness efforts or progress to date.

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


Nicor Gas Company                                                                   Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results.  Operating revenues, deliveries, customers and other statistics are presented below.
                                                                       Three months ended
                                                                             March 31
                                                                       1999          1998
Operating revenues (millions):
  Sales
    Residential                                                     $   344.2     $   329.7
    Commercial                                                           76.6          89.5
    Industrial                                                           11.8          13.7
                                                                        432.6         432.9
  Transportation
    Commercial                                                           23.4          16.8
    Industrial                                                           11.8          10.5
                                                                         35.2          27.3
  Revenue taxes and other                                                44.8          44.0
                                                                    $   512.6     $   504.2

Deliveries (Bcf):
  Sales
    Residential                                                         100.4          87.9
    Commercial                                                           21.2          22.9
    Industrial                                                            3.6           3.7
                                                                        125.2         114.5
  Transportation
    Commercial                                                           34.1          26.1
    Industrial                                                           46.0          48.1
                                                                         80.1          74.2
                                                                        205.3         188.7

Customers at end of period (thousands):
  Sales
    Residential                                                       1,747.7       1,720.4
    Commercial                                                          129.7         143.7
    Industrial                                                            9.2          11.1
                                                                      1,886.6       1,875.2
  Transportation
    Commercial                                                           35.3          19.2
    Industrial                                                            4.9           3.1
                                                                         40.2          22.3
                                                                      1,926.8       1,897.5

Other statistics:
  Degree days (normal 3,159)                                            2,874         2,573
  Colder (warmer) than normal                                              (9)%         (19)%
  Average gas cost per Mcf sold                                     $    2.52     $    2.76


Nicor Gas Company                                                    Page 13

PART II - Other Information

Item 1.    Legal Proceedings

For information concerning legal proceedings, see Regulatory Matters on page 5 and Contingencies beginning on page 5, which are incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

  (a)      See Exhibit Index on page 15 filed herewith.

  (b) The company did not file a report on Form 8-K during the first quarter of 1999.


























Nicor Gas Company                                                    Page 14

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Nicor Gas Company



Date   May 13, 1999                  By         DAVID L. CYRANOSKI
                                                David L. Cyranoski
                                              Senior Vice President,
                                             Secretary and Treasurer








Nicor Gas Company                                                    Page 15

Exhibit Index

Exhibit
 Number                         Description of Document

  12.01    Computation of Consolidated Ratio of Earnings to Fixed Charges.

  27.01    Financial Data Schedule.