Form 10-Q
period 1999-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1999-08-11
CIK 110104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-Q



(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended June 30, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at July 31, 1999, were 15,232,414, all of which are owned by Nicor Inc.


Nicor Gas Company                                                     Page i

Table of Contents
                                                                     Page
Part I.      Financial Information

Item 1.      Financial Statements (Unaudited) .....................    1

             Consolidated Statement of Income -
               Three and Six Months Ended
               June 30, 1999 and 1998 .............................    2

             Consolidated Statement of Cash Flows -
               Six Months Ended
               June 30, 1999 and 1998 .............................    3

             Consolidated Balance Sheet -
               June 30, 1999 and 1998, and
               December 31, 1998 ..................................    4

             Notes to the Consolidated Financial Statements .......    5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations .........................................    7


Part II.     Other Information

Item 1.      Legal Proceedings ....................................   13

Item 6.      Exhibits and Reports on Form 8-K .....................   13

             Signature ............................................   14

             Exhibit Index ........................................   15



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

Nicor Gas Company                                                                   Page 2

Consolidated Statement of Income (Unaudited)
(millions)
                                           Three months ended           Six months ended
                                                 June 30                    June 30
                                             1999        1998           1999        1998

Operating revenues                        $   203.4   $   214.8      $   716.1   $   719.1

Operating expenses
  Cost of gas                                  84.5        96.1          402.9       414.3
  Operating and maintenance                    38.3        35.3           77.4        69.4
  Depreciation                                 20.4        19.8           71.6        69.4
  Taxes, other than income taxes               20.2        19.9           62.5        62.8
  Income taxes                                 11.4        12.5           30.2        30.0
                                              174.8       183.6          644.6       645.9

Operating income                               28.6        31.2           71.5        73.2

Other income (expense)
  Other, net                                    1.4         3.6            1.6         5.3
  Income taxes on other income                  (.5)       (1.4)           (.6)       (2.0)
                                                 .9         2.2            1.0         3.3

Interest expense
  Interest on debt, net of
    amounts capitalized                         9.6         9.6           20.3        21.9
  Other                                         (.6)         .3            (.2)         .6
                                                9.0         9.9           20.1        22.5

Net income                                     20.5        23.5           52.4        54.0

Dividends on preferred stock                     .1          .2             .2          .3

Earnings applicable to common stock       $    20.4   $    23.3      $    52.2   $    53.7

<F1>
The accompanying notes are an integral part of this statement.

Nicor Gas Company                                                                    Page 3

Consolidated Statement of Cash Flows (Unaudited)
(millions)


                                                                        Six months ended
                                                                             June 30
                                                                       1999          1998
Operating activities
  Net income                                                        $    52.4     $    54.0
  Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                                       71.6          69.4
      Deferred income tax expense                                         2.1           3.9
      Change in assets and liabilities:
        Receivables, less allowances                                    122.1         182.2
        Gas in storage                                                   96.0         111.6
        Deferred/accrued gas costs                                      (27.9)         (8.1)
        Accounts payable                                                (12.3)         (7.1)
        Temporary LIFO liquidation                                       59.2          24.2
        Other                                                            (7.5)        (39.5)
  Net cash flow provided from operating activities                      355.7         390.6

Investing activities
  Capital expenditures                                                  (48.8)        (47.6)
  Other                                                                   (.2)          6.5

  Net cash flow used for investing activities                           (49.0)        (41.1)

Financing activities
  Net proceeds from issuing long-term debt                               99.6          99.1
  Disbursements to retire long-term debt                               (102.7)       (104.5)
  Short-term borrowings (repayments), net                              (214.5)       (254.6)
  Dividends paid                                                        (46.6)        (59.0)
  Other                                                                   (.5)          (.5)

  Net cash flow used for financing activities                          (264.7)       (319.5)

Net increase in cash and cash equivalents                                42.0          30.0

Cash and cash equivalents, beginning of period                           31.5             -

Cash and cash equivalents, end of period                            $    73.5      $   30.0

Supplemental information
  Income taxes paid, net of refunds                                 $    29.7      $   26.6
  Interest paid, net of amounts capitalized                              20.0          40.1

<F1>
The accompanying notes are an integral part of this statement.

Nicor Gas Company                                                                    Page 4

Consolidated Balance Sheet (Unaudited)
(millions)
                                                       June 30     December 31     June 30
                                                         1999          1998          1998
                       Assets

Gas distribution plant, at cost                       $ 3,144.6     $ 3,105.2     $ 3,052.4
  Less accumulated depreciation                         1,551.7       1,487.4       1,446.3

                                                        1,592.9       1,617.8       1,606.1

Current assets
  Cash and cash equivalents - Affiliates                      -          29.2          17.6
                            - Other                        73.5           2.3          12.4
  Receivables, less allowances of $7.6,
    $6.1 and $7.3, respectively                           114.0         236.1         139.2
  Gas in storage, at last-in, first-out (LIFO) cost         9.5         105.5          16.2
  Other                                                    22.6          23.3          24.0

                                                          219.6         396.4         209.4

Other assets                                              121.0         111.2         101.5

                                                      $ 1,933.5     $ 2,125.4     $ 1,917.0

               Capitalization and liabilities

Capitalization
  Long-term debt                                      $   471.3     $   520.8     $   521.0
  Preferred stock                                           8.5           9.0           9.0
  Common equity
    Common stock                                           76.2          76.1          76.2
    Paid-in capital                                       108.0         108.0         107.9
    Retained earnings                                     494.7         495.1         496.7

                                                        1,158.7       1,209.0       1,210.8

Current liabilities
  Long-term obligations due within one year                50.5            .5          25.5
  Short-term borrowings                                       -         214.5             -
  Accounts payable                                        230.6         242.9         206.9
  Temporary LIFO liquidation                               59.2             -          24.2
  Accrued gas costs                                         2.0          29.9          17.0
  Dividends payable                                        26.3          20.2          27.3
  Other                                                    20.7          26.8          24.1

                                                          389.3         534.8         325.0

Deferred credits and other liabilities
  Deferred income taxes                                   201.2         196.2         191.5
  Regulatory income tax liability                          76.6          78.6          80.1
  Unamortized investment tax credits                       43.0          44.1          45.2
  Other                                                    64.7          62.7          64.4

                                                          385.5         381.6         381.2

                                                      $ 1,933.5     $ 2,125.4     $ 1,917.0

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

NEW ACCOUNTING PRONOUNCEMENT

In June 1999, the Financial Accounting Standards Board approved an amendment to Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The amendment defers the effective date of the statement one year, requiring adoption no later than the first quarter of the company's 2001 fiscal year. Implementation of this statement is not expected to have a material impact on the company's financial condition or results of operations.

REGULATORY MATTERS

Performance-Based Rate Filing. In March 1999, Nicor Gas filed a performance-based rate plan for natural gas supply costs with the ICC. The plan would establish economic incentives for Nicor Gas when purchasing gas supplies for customers, and amounts above or below a market benchmark would be shared with customers. The ICC is required to rule on the proposal by early November and, if approved in a manner acceptable to Nicor Gas, the company intends to implement the plan next January.

Customer Select Program. In July 1999, Nicor Gas filed a request with the ICC to expand Customer Select, the company's three-year pilot program that allows more customers to choose their natural gas commodity supplier. If approved, an additional 170,000 single-family residential customers will be eligible to participate in the program. During the first two phases of the program, more than 60,000 residential, commercial and industrial customers enrolled, accounting for about 25 Bcf in annual deliveries of natural gas. In all instances, Nicor Gas will continue to deliver natural gas to the customer, read customer meters, maintain the distribution system and respond to emergencies.

LONG-TERM DEBT

In July 1999, Nicor Gas called for redemption $50 million of 8.25% First Mortgage Bonds due in 2024.

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

RESULTS OF OPERATIONS

Net income decreased $3 million and $1.6 million for the three- and six-month periods, respectively. For the three-month period, the decrease was due to higher operating and maintenance expenses and the prior year's gains on real estate sales. These factors were partially offset in the six-month period by higher deliveries due primarily to 8 percent colder weather.

Operating revenues. Operating revenues decreased $11.4 million in the second quarter due to lower gas prices, which are passed directly through to customers. For the year-to-date period, operating revenues decreased
$3 million as lower gas prices were essentially offset by the impact of colder weather.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, and margin per Mcf delivered are shown in the following table:

                                 Three months ended      Six months ended
                                       June 30                June 30
                                  1999      1998         1999      1998
Margin (millions)                $ 103.2   $ 103.4      $ 260.4   $ 251.7
Margin per Mcf delivered            1.21      1.17          .90       .91

Margin rose $8.7 million in the six-month period due to increased deliveries related primarily to colder weather. Margin per Mcf increased in the three-month period due primarily to a decrease in lower-margin deliveries for electric power generation.

Operating and maintenance. Operating and maintenance expenses increased $3 million and $8 million for the three- and six-month periods, respectively, due in part to higher information technology costs. Higher bad debt expense also contributed to the increase in the six-month period.

Nonoperating items. Other income decreased in both periods as the prior year's gains on real estate sales more than offset the positive impact of higher investment levels on interest income.

Interest expense decreased in both periods due primarily to the positive impact of reversing accrued interest expense as a result of a settlement. The impact of reduced average borrowing levels and lower interest rates also contributed to the decrease in the six-month period.

FINANCIAL CONDITION AND LIQUIDITY

Operating. Net cash flow from operating activities decreased $34.9 million for the six months ended June 30, 1999, due primarily to changes in working capital items. Working capital can swing sharply due to certain factors


Nicor Gas Company                                                     Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing. The company maintains short-term credit agreements with major domestic and foreign banks. At June 30, 1999, these agreements, which serve as backup for the issuance of commercial paper, totaled $250 million. The company had no outstanding commercial paper at June 30, 1999.

In July 1999, Nicor Gas called for redemption $50 million of 8.25% First Mortgage Bonds due in 2024.

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

In 1996, Nicor Gas established a company-wide initiative to identify, evaluate and address Year 2000 issues. A team has been assembled that includes an officer-level steering committee, full-time staff members and representatives from key areas of the company. In addition to this team of employees, the company utilizes consultants to assist in the Year 2000 project and belongs to an industry alliance which facilitates the sharing of information among companies. The company's Year 2000 effort encompasses mainframe systems, client-server and desktop systems, telecommunications, embedded systems and third parties. This effort consists of the following phases: inventory, assessment, remediation, testing and contingency planning.


Nicor Gas Company                                                     Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Mainframe Systems. Nicor Gas' mainframe hardware and most core business applications, which include customer service, billing and payroll, fall into this category. System inventory, assessment, remediation and testing are complete. A number of systems have been replaced by Year 2000 compliant systems on client-server platforms. During the second quarter of 1999, the company performed additional testing of all critical systems at a remote site. In addition, outside consultants completed independent verification of program code for its critical mainframe systems to confirm proper remediation. A few minor errors were identified and are being corrected and tested. Hardware and software failure contingency plans have been established.

Client-server and Desktop Systems. Nicor Gas has completed an inventory and assessment of its client-server and desktop systems. Many of the systems are new and were designed to be compliant. Remediation and testing are complete with the exception of a few minor applications that are dependent on upgrades or modifications by software vendors. These items are scheduled to be completed and tested during the third quarter of 1999. Functional areas have developed contingency plans to perform their responsibilities in the event of failure. Contingency plans to address possible longer-term disruptions have been updated and are scheduled for testing in the third quarter of 1999.

Telecommunications. Inventory and assessment of telecommunication issues, which involve data and voice communications, have also been completed. Remediation has been accomplished through upgrading hardware and software. Testing has been completed. Contingency plans have been updated, and by the end of the third quarter of 1999 these plans will be tested. In addition to the telecommunications issues over which it has direct control, the company has worked closely with telecommunication service providers to assist in the development and execution of additional testing procedures and the formulation of contingency plans. These efforts are scheduled to be completed by the end of the third quarter of 1999.

Embedded Systems. The company has performed a system-level inventory of embedded systems, which include items such as process controls in the storage and transmission operations, building security, air conditioning, heating and elevator systems. A more detailed inventory and assessment of about 2,200 items at the component level in critical areas has been completed and independently verified and validated by outside consultants. Less than 5 percent of the inventoried items appeared to require remediation. Virtually all items have been remediated and tested with a few items remaining to be fixed and tested during the third quarter of 1999. In critical gas supply and storage areas, disaster recovery plans exist and have been updated for various potential Year 2000 scenarios.


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

In addition to written communications, the company has met directly with interstate pipelines and gas suppliers, upon which the company has historically been materially dependent, and certain large industrial customers to determine their state of readiness. Further communications and meetings have also been conducted with other critical vendors and suppliers. Additional meetings and assessment of communications and any resulting necessary actions are scheduled to be completed during the third quarter of 1999. Testing of updated contingency plans is scheduled to be completed by the end of the third quarter of 1999.

Costs. Nicor Gas has incurred operating expenses of approximately $4 million through June 30, 1999, and estimates an additional $2 million may be incurred in connection with its Year 2000 efforts. These amounts represent costs incurred relating to hardware and software modifications and replacements, internal information technology resources devoted solely to the effort, and outside consultants. The company has also incurred less than $1 million in capital improvement costs to date that would have been required in the normal course of business, but were incurred sooner than originally planned. The company estimates that as much as an additional
$1 million in capital improvement costs may be incurred to support this project. The timing of expenditures is not indicative of readiness efforts or progress to date.

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

Contingency Planning. The company's Year 2000 contingency planning encompasses business continuity both within the company and in the external business environment. As part of normal business practice, the company maintains plans to follow during emergencies. For example, many of the components involved in the gas distribution system can be manually overridden, and customer calls can be handled at alternate sites. The company has updated its contingency plans that address a variety of scenarios that could emerge and expects testing and further refinement of plans to continue throughout 1999.

OTHER

Performance-Based Rate Filing. In March 1999, Nicor Gas filed a performance-based rate plan for natural gas supply costs with the ICC. For further information see Regulatory Matters on page 5.

Customer Select Program. In July 1999, Nicor Gas filed a request with the ICC to expand Customer Select, the company's three-year pilot program that allows more customers to choose their natural gas commodity supplier. For further information see Regulatory Matters on page 5.

New Accounting Pronouncement. In June 1999, the Financial Accounting Standards Board approved an amendment to defer the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. For further information see New Accounting Pronouncement on page 5.

Nicor Gas Company                                                                   Page 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results.  Operating revenues, deliveries, customers and other statistics are presented below.
                                           Three months ended           Six months ended
                                                 June 30                    June 30
                                             1999        1998           1999        1998
Operating revenues (millions):
  Sales
    Residential                           $   128.2   $   136.5      $   472.4   $   466.2
    Commercial                                 25.1        31.3          101.7       120.9
    Industrial                                  3.2         5.0           15.0        18.6
                                              156.5       172.8          589.1       605.7
  Transportation
    Residential                                  .4           -             .4           -
    Commercial                                 14.7        11.5           38.1        28.3
    Industrial                                  9.9         8.5           21.7        19.0
                                               25.0        20.0           60.2        47.3
  Revenue taxes and other                      21.9        22.0           66.8        66.1
                                          $   203.4   $   214.8      $   716.1   $   719.1

Deliveries (Bcf):
  Sales
    Residential                                26.3        25.8          126.7       113.7
    Commercial                                  5.4         6.2           26.5        29.0
    Industrial                                   .6         1.2            4.2         4.9
                                               32.3        33.2          157.4       147.6
  Transportation
    Residential                                  .1           -             .1           -
    Commercial                                 12.0        10.0           46.1        36.1
    Industrial                                 41.0        44.9           87.0        93.1
                                               53.1        54.9          133.2       129.2
                                               85.4        88.1          290.6       276.8

Customers at end of period (thousands):
  Sales
    Residential                             1,729.7     1,718.6
    Commercial                                104.2       125.2
    Industrial                                  7.1         9.0
                                            1,841.0     1,852.8
  Transportation
    Residential                                17.0           -
    Commercial                                 59.6        36.9
    Industrial                                  6.9         5.0
                                               83.5        41.9
                                            1,924.5     1,894.7

Other statistics:
  Degree days                                   491         532          3,365       3,105
  Colder (warmer) than normal                 (28.6)%     (22.7)%        (12.5)%     (19.3)%
  Average gas cost per Mcf sold           $    2.54   $    2.90      $    2.53   $    2.80


Nicor Gas Company                                                    Page 13

PART II - Other Information

Item 1.    Legal Proceedings

For information concerning legal proceedings, see Regulatory Matters on page 5 and Contingencies on page 6, which are incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

  (a)      See Exhibit Index on page 15 filed herewith.

  (b) The company did not file a report on Form 8-K during the second quarter of 1999.


Nicor Gas Company                                                    Page 14

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Nicor Gas Company



Date   August 11, 1999               By         DAVID L. CYRANOSKI
                                                David L. Cyranoski
                                              Senior Vice President,
                                        Secretary, Treasurer and Controller








Nicor Gas Company                                                    Page 15

Exhibit Index

Exhibit
 Number                         Description of Document

  12.01    Computation of Consolidated Ratio of Earnings to Fixed Charges.

  27.01    Financial Data Schedule.