Form 10-Q
period 1999-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 1999-11-10
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


         [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1999


                                                        or


         [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934





    Commission                  Registrant, State of Incorporation,                   I.R.S Employer
    File Number                     Address and Telephone Number                   Identification Number
--------------------    -----------------------------------------------------    --------------------------

      1-7296            Northern Illinois Gas Company                                   36-2863847
                        (Doing business as Nicor Gas Company)
                        (An Illinois Corporation)
                        1844 Ferry Road
                        Naperville, Illinois 60563-9600
                        (630) 983-8888




The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at October 31, 1999, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                                Page i

Table of Contents

Part I - Financial Information

     Item 1.   Financial Statements (Unaudited) ...................    1

               Consolidated Statement of Income:
                  Three and nine months ended
                  September 30, 1999 and 1998 .....................    2

               Consolidated Statement of Cash Flows:
                  Nine months ended
                  September 30, 1999 and 1998 .....................    3

               Consolidated Balance Sheet:
                  September 30, 1999 and 1998, and
                  December 31, 1998 ...............................    4

               Notes to the Consolidated Financial Statements .....    5

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .............    7


Part II - Other Information

     Item 1.   Legal Proceedings ..................................   12

     Item 6.   Exhibits and Reports on Form 8-K ...................   12

               Signature ..........................................   13

               Exhibit Index ......................................   14




Glossary

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.
ICC.  Illinois Commerce Commission.
Mcf, Bcf.  Thousand cubic feet, billion cubic feet.

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




Nicor Gas Company                                                                                           Page 2
-------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Income (Unaudited)
(millions)

                                                     Three months ended                    Nine months ended
                                                       September 30                          September 30
                                                ------------------------------        -----------------------------
                                                    1999             1998                 1999            1998
                                                -------------    -------------        -------------   -------------

Operating revenues                                   $ 161.8          $ 148.0              $ 877.9         $ 867.0
                                                -------------    -------------        -------------   -------------

Operating expenses
    Cost of gas                                         61.4             51.5                464.3           465.7
    Operating and maintenance                           37.7             35.7                115.1           105.1
    Depreciation                                        15.1             14.7                 86.8            84.1
    Taxes, other than income taxes                      12.2             11.1                 74.7            73.9
    Income taxes                                         9.6              8.9                 39.7            38.9
                                                -------------    -------------        -------------   -------------
                                                       136.0            121.9                780.6           767.7
                                                -------------    -------------        -------------   -------------

Operating income                                        25.8             26.1                 97.3            99.3
                                                -------------    -------------        -------------   -------------

Other income (expense)
    Other, net                                            .4              2.1                  2.1             7.5
    Income taxes on other income                         (.1)             (.8)                 (.7)           (2.8)
                                                -------------    -------------        -------------   -------------

                                                          .3              1.3                  1.4             4.7
                                                -------------    -------------        -------------   -------------

Interest expense
    Interest on debt, net of amounts
       capitalized                                       9.1             10.1                 29.4            32.1
    Other                                                 .3               .3                   .1              .9
                                                -------------    -------------        -------------   -------------

                                                         9.4             10.4                 29.5            33.0
                                                -------------    -------------        -------------   -------------

Net income                                              16.7             17.0                 69.2            71.0

Dividends on preferred stock                              .1               .1                   .4              .4
                                                -------------    -------------        -------------   -------------

Earnings applicable to common stock                   $ 16.6           $ 16.9               $ 68.8          $ 70.6
                                                =============    =============        =============   =============


The accompanying notes are an integral part of this statement.





Nicor Gas Company                                                                                           Page 3
-------------------------------------------------------------------------------------------------------------------

Consolidated Statement of Cash Flows (Unaudited)
(millions)

                                                                                            Nine months ended
                                                                                               September 30
                                                                                      -----------------------------

                                                                                          1999            1998
                                                                                      -------------   -------------
Operating activities
    Net income                                                                              $ 69.2          $ 71.0
    Adjustments to reconcile net income to net cash flow
       provided from operating activities:
          Depreciation                                                                        86.8            84.1
          Deferred income tax expense                                                          4.2             4.4
          Change in assets and liabilities:
            Receivables, less allowances                                                     123.2           197.4
            Gas in storage                                                                    46.5             8.2
            Deferred/accrued gas costs                                                       (63.7)           (4.0)
            Accounts payable                                                                  64.5            36.2
            Other                                                                            (29.2)          (53.2)
                                                                                      -------------   -------------
    Net cash flow provided from operating activities                                         301.5           344.1
                                                                                      -------------   -------------

Investing activities
    Capital expenditures                                                                     (83.7)          (74.0)
    Other                                                                                      (.4)            7.5
                                                                                      -------------   -------------
    Net cash flow used for investing activities                                              (84.1)          (66.5)
                                                                                      -------------   -------------

Financing activities
    Net proceeds from issuing long-term debt                                                  99.5            99.0
    Disbursements to retire long-term debt                                                  (155.7)         (129.5)
    Short-term borrowings (repayments), net                                                 (111.5)         (158.1)
    Dividends paid                                                                           (72.9)          (86.3)
    Other                                                                                      (.5)            (.6)
                                                                                      -------------   -------------
    Net cash flow used for financing activities                                             (241.1)         (275.5)
                                                                                      -------------   -------------

Net increase (decrease) in cash and cash equivalents                                         (23.7)            2.1

Cash and cash equivalents, beginning of period                                                31.5               -
                                                                                      -------------   -------------

Cash and cash equivalents, end of period                                                     $ 7.8           $ 2.1
                                                                                      =============   =============

Supplemental information
    Income taxes paid, net of refunds                                                       $ 44.5          $ 39.0
    Interest paid, net of amounts capitalized                                                 30.3            51.6


The accompanying notes are an integral part of this statement.






Nicor Gas Company                                                                                           Page 4
-------------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheet (Unaudited)
(millions)

                                                              September 30        December 31        September 30
                                                                  1999               1998                1998
                                                             ---------------    ----------------    ---------------
                         Assets

Gas distribution plant, at cost                                   $ 3,171.3           $ 3,105.2          $ 3,075.1
    Less accumulated depreciation                                   1,559.6             1,487.4            1,458.3
                                                             ---------------    ----------------    ---------------
                                                                    1,611.7             1,617.8            1,616.8
                                                             ---------------    ----------------    ---------------

Current assets
    Cash and cash equivalents - Affiliates                                -                29.2                  -
                              - Other                                   7.8                 2.3                2.1
    Receivables, less allowances of $6.3,
       $6.1 and $6.1, respectively                                    112.9               236.1              124.0
    Gas in storage, at last-in, first-out cost                         59.0               105.5              119.6
    Deferred gas costs                                                 33.8                   -                  -
    Other                                                              36.1                23.3               27.7
                                                             ---------------    ----------------    ---------------
                                                                      249.6               396.4              273.4
                                                             ---------------    ----------------    ---------------

Other assets                                                          134.2               111.2              108.0
                                                             ---------------    ----------------    ---------------

                                                                  $ 1,995.5           $ 2,125.4          $ 1,998.2
                                                             ===============    ================    ===============

             Capitalization and liabilities

Capitalization
    Long-term debt                                                  $ 421.7             $ 520.8            $ 520.8
    Preferred stock                                                     8.5                 9.0                9.0
    Common equity
       Common stock                                                    76.2                76.1               76.2
       Paid-in capital                                                108.0               108.0              107.9
       Retained earnings                                              486.2               495.1              492.1
                                                             ---------------    ----------------    ---------------
                                                                    1,100.6             1,209.0            1,206.0
                                                             ---------------    ----------------    ---------------

Current liabilities
    Long-term obligations due within one year                          50.5                  .5                 .5
    Short-term borrowings                                             103.0               214.5               96.5
    Accounts payable                                                  307.4               242.9              250.2
    Accrued gas costs                                                     -                29.9               21.1
    Dividends payable                                                  25.2                20.2               21.6
    Other                                                              17.8                26.8               19.6
                                                             ---------------    ----------------    ---------------
                                                                      503.9               534.8              409.5
                                                             ---------------    ----------------    ---------------

Deferred credits and other liabilities
    Deferred income taxes                                             205.2               196.2              193.0
    Regulatory income tax liability                                    75.7                78.6               79.3
    Unamortized investment tax credits                                 42.7                44.1               44.7
    Other                                                              67.4                62.7               65.7
                                                             ---------------    ----------------    ---------------
                                                                      391.0               381.6              382.7
                                                             ---------------    ----------------    ---------------

                                                                  $ 1,995.5           $ 2,125.4          $ 1,998.2
                                                             ===============    ================    ===============


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

REGULATORY MATTERS

Performance-Based Rate Filing. In March 1999, Nicor Gas filed a performance-based rate plan for natural gas supply costs with the ICC. The plan would establish economic incentives for Nicor Gas when purchasing gas supplies for customers, and amounts above or below a market benchmark would be shared with customers. The ICC is required to rule on the proposal by late November and, if approved in a manner acceptable to Nicor Gas, the company intends to implement the plan next January.

Customer Select(R). In September 1999, Nicor Gas received approval from the ICC to expand Customer Select, the company's voluntary pilot program which offers customers a choice of natural gas commodity suppliers. An additional 170,000 single-family residential customers in select communities will be eligible to participate in the program in 2000. During the first two phases of the program, more than 60,000 residential, commercial and industrial customers enrolled, accounting for about 25 Bcf in annual deliveries of natural gas. In all instances, Nicor Gas will continue to deliver natural gas to the customer, read customer meters, maintain the distribution system, ensure safety and respond to service and emergency calls.

LONG-TERM DEBT

In August 1999, Nicor Gas redeemed $50 million of 8.25% First Mortgage Bonds due in 2024.

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

RESULTS OF OPERATIONS

Net income for the third quarter of 1999 was $16.7 million, compared with $17 million in 1998. For the nine months ended September 30, 1999, net income was $69.2 million, compared with $71 million in 1998, as the positive impact of higher deliveries was more than offset by higher operating and maintenance expense and a decline in real estate sales.

Operating revenues. For the three-month period, revenues increased $13.8 million from the prior year due primarily to higher natural gas prices, which are passed directly through to customers. For the nine-month period, revenues increased $10.9 million as the impact of colder weather more than offset lower natural gas prices.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, and margin per Mcf delivered are shown in the following table:

                                                Three months ended              Nine months ended
                                                   September 30                    September 30
                                            ---------------------------     ---------------------------
                                                1999          1998             1999           1998
                                            -------------  ------------     ------------  -------------
   Margin (millions)                        $       92.6   $      89.6      $     353.0   $      341.3
   Margin per Mcf delivered                         1.32          1.28              .98            .98

Margin rose $3 million in the three-month period due, in part, to the positive impact of colder weather. Margin per Mcf delivered increased in the quarter due mainly to a decline in lower-margin deliveries for electric power generation. For the nine-month period, margin increased $11.7 million due to higher deliveries which were attributable to 10 percent colder weather, increased usage among existing customers and the addition of new customers.

Operating and maintenance. Operating and maintenance expense increased $2 million in the three-month period due primarily to increased credit and collection activities. For the nine-month period, operating and maintenance expense increased $10 million due primarily to higher information technology costs and increased credit and collection activities.

Nonoperating items. Other income decreased in both periods as a result of a decline in real estate sales which more than offset the positive impact of higher investment levels on interest income. The company continues to assess its nonstrategic real estate holdings, and is evaluating the potential to maximize the value of these holdings through additional property sales or development over the next several years.

Interest expense decreased in both periods due primarily to lower interest rates and reduced average borrowing levels.

Nicor Gas Company                                                        Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating. Net cash flow from operating activities decreased $42.6 million for the nine months ended September 30, 1999, due primarily to changes in working capital items. Working capital can swing sharply due to certain factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing. The company maintains short-term credit agreements with major domestic and foreign banks. At September 30, 1999, these agreements, which serve as backup for the issuance of commercial paper, totaled $275 million and the company had $103 million of commercial paper outstanding.

In August 1999, Nicor Gas redeemed $50 million of 8.25% First Mortgage Bonds due in 2024.

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

This disclosure contains forward-looking statements. In connection with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, the company cautions that, while it believes such statements to be reasonable and makes them in good faith, actual results may vary. Nicor Gas' ability to meet its objectives identified below is dependent upon several factors, including the timely provision of necessary upgrades and modifications by suppliers and contractors. In addition, Nicor Gas cannot guarantee that third parties on whom it depends for essential services will remediate their critical systems and processes in a timely manner. Each component of the company's Year 2000 project has progressed as planned and the company believes it is taking all necessary steps to be able to operate successfully in the year 2000 and beyond. The following summarizes the company's preparedness for the year 2000.

In 1996, Nicor Gas established a company-wide initiative to identify, evaluate and address Year 2000 issues. A team has been assembled that includes an officer-level steering committee, full-time staff members and representatives from key areas of the company. In addition to this team of employees, the company has utilized consultants to assist in the Year 2000 project and belongs to an industry alliance that facilitates the sharing of information among companies. The company's Year 2000 effort encompasses mainframe systems, client-server and desktop systems, telecommunications, embedded systems and third parties. This effort consists of the following phases: inventory, assessment, remediation, testing and contingency planning.

Mainframe Systems. Nicor Gas' mainframe hardware and most core business applications, which include customer service, billing and payroll, fall into this category. System inventory, assessment, remediation, testing and contingency planning are complete. A number of systems have been replaced by

Nicor Gas Company                                                        Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Year 2000 compliant systems on client-server platforms. During the second and third quarter of 1999, the company performed additional testing of all critical systems at a remote site. In addition, outside consultants completed independent verification of program code for the company's critical mainframe systems to confirm proper remediation. The few minor errors that were identified have been corrected and tested.

Client-server and Desktop Systems. Nicor Gas has completed an inventory and assessment of its client-server and desktop systems. Many of the systems are new and were designed to be compliant. Remediation and testing are complete with the exception of a few minor applications that are dependent on upgrades or modifications by software vendors. These minor items will be completed by the end of 1999. Functional areas have developed and tested contingency plans to perform their responsibilities in the event of disruption.

Telecommunications. The company has completed all phases of its Year 2000 effort relating to telecommunication issues, which involve data and voice communications. In addition to the telecommunication issues over which it has direct control, the company has worked closely with telecommunication service providers to develop and execute test procedures and to formulate contingency plans.

Embedded Systems. The company has performed a system-level inventory of embedded systems, which include items such as process controls in the storage and transmission operations, building security, air conditioning, heating and elevator systems. A more detailed inventory and assessment of about 2,200 items at the component level in critical areas has been completed and independently verified and validated by outside consultants. Less than 5 percent of the inventoried items appeared to require remediation. All such items have been remediated and tested. In critical gas supply and storage areas, disaster recovery plans exist which have been updated and tested for various potential Year 2000 scenarios.

Third Parties. Nicor Gas has contacted entities with which it has a material relationship to determine their state of readiness. These entities include, but are not limited to, natural gas suppliers, interstate pipelines, electric utilities, telecommunication service providers, banks, industrial customers and other suppliers of goods and services. In addition, the company has met directly with interstate pipelines, natural gas suppliers and certain large industrial customers. Based upon ongoing communications, Nicor Gas will consider new business relationships, as necessary, with alternative product and service providers, to the extent alternatives are available. Contingency plans to address potential disruption of the receipt of goods and services have been completed.

Costs. Nicor Gas has incurred operating expenses of approximately $4.5 million through September 30, 1999, and estimates less than an additional $1 million may be incurred in connection with its Year 2000 efforts. These amounts represent costs incurred that are related to hardware and software modifications and replacements, internal information technology resources devoted solely to the effort, and outside consultants. The company has also incurred less than $1 million in capital improvement costs to date that would have been required in the normal course of business, but were incurred sooner than originally planned. The company estimates that any additional capital improvement costs to support this project will not be significant.

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

The company believes the most significant potential risks involve its ability to use electronic devices to control and operate its distribution system, its ability to respond appropriately to customers' calls for information and assistance, and its ability to maintain its internal network of computer systems. The company's Year 2000 project was designed to concentrate its efforts on these critical areas.

Should any third party with which the company has a material relationship fail, or should Nicor Gas' actions prove to be less than completely effective, the impact could become a significant challenge to the company to operate its distribution system and communicate with its customers. It could also have a material adverse financial impact, including but not limited to: lost operating revenues, increased operating costs and claims from customers related to business interruption. Because of the uncertainties related to this matter, the company continues to update, test and refine its contingency plans.

Contingency Planning. The company's Year 2000 contingency planning encompasses business continuity both within the company and in the external business environment. As part of normal business practice, the company maintains plans to follow during emergencies. For example, many of the components in the gas distribution system can be manually overridden, and customer calls can be handled at alternate sites. The company has updated and tested its contingency plans that address scenarios that could emerge and expects further refinement and testing of these plans throughout the remainder of 1999.

During the third quarter of 1999, Nicor Gas conducted a Year 2000 preparedness drill to test and further evaluate its contingency plans and to demonstrate its ability to respond to potential issues effectively and quickly. The drill, conducted with interstate pipelines and other natural gas utilities, simulated the loss of communications, electricity and gas supply. The drill was successful.

OTHER

Performance-Based   Rate   Filing.   In   March   1999,   Nicor   Gas   filed  a
performance-based rate plan for natural gas supply costs with the ICC. For further information see Regulatory Matters on page 5.

Customer Select(R). In September 1999, Nicor Gas received approval from the ICC to expand Customer Select, the company's voluntary pilot program which offers customers a choice of natural gas commodity suppliers. For further information see Regulatory Matters on page 5.

New Accounting Pronouncement. In June 1999, the Financial Accounting Standards Board approved an amendment to defer the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. For further information see New Accounting Pronouncement on page 5.



Nicor Gas Company                                                                                       Page 11
-------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results. Operating revenues, deliveries, customers and other statistics are presented below.

                                                     Three months ended                    Nine months ended
                                                        September 30                          September 30
                                                ------------------------------        -----------------------------
                                                    1999             1998                 1999            1998
                                                -------------    -------------        -------------   -------------

Operating revenues (millions):
    Sales
       Residential                                   $ 103.6           $ 96.0              $ 576.1         $ 562.2
       Commercial                                       16.3             17.2                118.0           138.0
       Industrial                                        2.4              2.3                 17.4            20.9
                                                -------------    -------------        -------------   -------------
                                                       122.3            115.5                711.5           721.1
                                                -------------    -------------        -------------   -------------
    Transportation
       Residential                                        .7                -                  1.0               -
       Commercial                                       13.6             11.8                 51.8            40.1
       Industrial                                       11.3              9.2                 33.0            28.2
                                                -------------    -------------        -------------   -------------
                                                        25.6             21.0                 85.8            68.3
                                                -------------    -------------        -------------   -------------
    Revenue taxes and other                             13.9             11.5                 80.6            77.6
                                                -------------    -------------        -------------   -------------
                                                     $ 161.8          $ 148.0              $ 877.9         $ 867.0
                                                =============    =============        =============   =============

Deliveries (Bcf):
    Sales
       Residential                                      15.1             15.1                141.9           128.8
       Commercial                                        2.4              2.7                 28.9            31.8
       Industrial                                         .5               .5                  4.6             5.4
                                                -------------    -------------        -------------   -------------
                                                        18.0             18.3                175.4           166.0
                                                -------------    -------------        -------------   -------------
    Transportation
       Residential                                        .2                -                   .2               -
       Commercial                                        9.3              8.1                 55.5            44.2
       Industrial                                       42.4             43.5                129.4           136.6
                                                -------------    -------------        -------------   -------------
                                                        51.9             51.6                185.1           180.8
                                                -------------    -------------        -------------   -------------

                                                        69.9             69.9                360.5           346.8
                                                =============    =============        =============   =============

Customers at end of period (thousands):
    Sales
       Residential                                   1,733.7          1,718.8
       Commercial                                      104.0            124.5
       Industrial                                        7.0              8.9
                                                -------------    -------------
                                                     1,844.7          1,852.2
                                                -------------    -------------
    Transportation
       Residential                                      16.6                -
       Commercial                                       58.4             36.5
       Industrial                                        6.7              5.0
                                                -------------    -------------
                                                        81.7             41.5
                                                -------------    -------------

                                                     1,926.4          1,893.7
                                                =============    =============

Other statistics:
    Degree days                                           67               18                3,432           3,123
    Colder (warmer) than normal                        (23.9)%          (79.5)%              (12.8)%         (20.6)%
    Average gas cost per Mcf sold                     $ 3.31           $ 2.71               $ 2.61          $ 2.79

Nicor Gas Company                                                       Page 12

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

For information concerning legal proceedings, see Regulatory Matters on page 5 and Contingencies beginning on page 5, which are incorporated herein by reference.

Item 6.       Exhibits and Reports on Form 8-K

   (a)        See Exhibit Index on page 14 filed herewith.

   (b) The company did not file a report on Form 8-K during the third quarter of 1999.

Nicor Gas Company                                                       Page 13

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               Nicor Gas Company




Date  November 10, 1999                       By   DAVID L. CYRANOSKI
      ------------------                         -----------------------
                                                    David L. Cyranoski
                                                   Senior Vice President,
                                             Secretary, Treasurer and Controller

Nicor Gas Company                                                       Page 14

Exhibit Index

     Exhibit
     Number                      Description of Document

     12.01        Computation of Consolidated Ratio of Earnings to Fixed
                    Charges.

     27.01        Financial Data Schedule.