Form 10-K405
period 1999-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2000-03-20
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934

              For the fiscal year ended December 31, 1999

                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934


                                                                      I.R.S Employer
 Commission File          Registrant, State of Incorporation,         Identification
      Number                 Address and Telephone Number                 Number
-------------------   --------------------------------------------   -----------------

      1-7296          Northern Illinois Gas Company                     36-2863847
                      (Doing business as Nicor Gas Company)
                      (An Illinois Corporation)
                      1844 Ferry Road
                      Naperville, Illinois 60563-9600
                      (630) 983-8888


Securities registered pursuant to Section 12(b) or 12(g) of the Act:   None
                                                                       ----

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Shares of common stock, par value $5, outstanding at February 29, 2000, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                                         Page i

Table of Contents

  Item No.

     Part I
 1.  Business .............................................................  1
 2.  Properties ...........................................................  4
 3.  Legal Proceedings.....................................................  4
 4.  Submission of Matters to a Vote of Security Holders...................  *

     Part II
 5.  Market for Registrant's Common Equity and Related Stockholder Matters   4
 6.  Selected Financial Data ..............................................  *
 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations.................................  5
 7A. Quantitative and Qualitative Disclosures about Market Risk............ 10
 8.  Financial Statements and Supplementary Data .......................... 11
 9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure................................. 24

     Part III
 10. Directors and Executive Officers of the Registrant....................  *
 11. Executive Compensation................................................  *
 12. Security Ownership of Certain Beneficial Owners and Management........  *
 13. Certain Relationships and Related Transactions........................  *

     Part IV
 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...... 24
     Signatures............................................................ 26
     Supplemental Information.............................................. 27
     Exhibit Index......................................................... 28

* The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required item.


Glossary

Degree day........The  extent to which the daily average  temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days.
FERC..............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
HVAC..............Heating, ventilating and air conditioning.
ICC...............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf ...Thousand cubic feet, million cubic feet, billion cubic feet.
PBR...............Performance-based rate, a plan that provides economic incentives based on performance.

Nicor Gas Company                                                         Page 1

PART I

Item 1.    Business

Northern Illinois Gas Company (doing business as Nicor Gas Company), an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor Inc., a holding company. Certain terms used herein are defined in the glossary on page i.

GENERAL

Nicor Gas, a regulated natural gas distribution utility, is one of the nation's largest distributors of natural gas. The company serves more than 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company's service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 1999, residential customers accounted for about 41 percent of natural gas deliveries, while commercial and industrial customers accounted for about 24 percent and 35 percent, respectively. The company's large residential customer base provides relative stability during weak economic periods. In addition, Nicor Gas' industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. See Operating Statistics on page 9 for operating revenues, deliveries and customers by customer classification.

Gas deliveries are seasonal since about one-half are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. To provide protection from the financial impact of unusually warm weather, Nicor Gas purchased a weather insurance policy which will protect 2000 earnings and cash flow if weather for the year is more than 6.5 percent warmer than normal.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, less than 5 percent of the agreements will expire within five years. The company has approximately 2,300 employees.

CUSTOMER SERVICES

In addition to gas sales to all customer classes, Nicor Gas provides transportation service to commercial and industrial customers who purchase their own gas supplies. Beginning in 1999, the company's Customer Select(R) voluntary pilot program allowed residential customers in certain communities to choose their natural gas supplier. Nicor Gas supports full customer choice and is presently evaluating providing all customers the ability to choose their natural gas supplier. Additional information on the program is presented in Factors Affecting Business Performance beginning on page 7. Transportation customers have options that include the use of the company's storage system, the choice of individual or group billing, and the ability to choose varying supply backup levels and service options. The company receives a margin generally comparable to gas sales for transportation service with full supply backup.

In recent years, Nicor Gas has been pursuing several nontraditional activities. These activities include finding innovative ways to utilize its physical assets by providing natural gas storage and transmission-related services to marketers, other gas distribution companies and electric power generation facilities.

Nicor Gas Company                                                         Page 2

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

Customers served under the company's transportation service tariffs purchase their own gas supplies. About one-half of the gas that the company delivered in 1999 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to six interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts are with: Natural Gas Pipeline Company of America, which accounts for about two-thirds of the contracted capacity, Midwestern Gas Transmission Company and Northern Natural Gas Company. Nearly all of the contracted capacity will expire by 2004.

Storage. Nicor Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry and is designed to meet about 55 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. On an annual basis, about 130 Bcf of gas is cycled through the company's storage fields. In addition to the company-owned facilities, Nicor Gas purchases about 40 Bcf of storage service. Storage provides supply flexibility, improves reliability of deliveries and allows the company to maintain rates that are among the lowest in the nation.

COMPETITION/DEMAND

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. About 97 percent of all single-family homes in Nicor Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as

Nicor Gas Company                                                         Page 3

Item 1.    Business (concluded)

electricity and oil, based on such factors as price, service and reliability. Significant factors that impact demand for natural gas include weather, economic conditions and the price of gas relative to competitive fuels.

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

REGULATION

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Changes in the regulatory environment could affect the longer-term performance of Nicor Gas.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounts for approximately 70 percent of a typical residential customer's annual bill. The company's cost of gas is passed on to the customer without markup.

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs will be compared to a benchmark tied to a market index. Savings and losses relative to the benchmark will be shared equally with customers. At the end of two years, the plan will be subject to ICC review. Additional information on the plan is presented in Factors Affecting Business Performance beginning on page 7.

Customer Select, a voluntary pilot program that offers customers a choice of natural gas suppliers, is in its third year. Additional information on the program is presented in Factors Affecting Business Performance beginning on page 7.

ENVIRONMENTAL MATTERS

For information on environmental  matters,  see Contingencies  beginning on page
22.

Nicor Gas Company                                                         Page 4

Item 2.    Properties

The company's properties are located in the territory described under Item 1, Business, and are suitable, adequate and utilized in its operations.

The gas distribution, transmission and storage system includes approximately 30,000 miles of steel, plastic and cast iron main; approximately 27,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software and office equipment.

The principal real properties are held under easements, permits, licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields. Substantially all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

Item 3.    Legal Proceedings

On December 20, 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas has reached a settlement with one of the insurance carriers. On February 10, 2000, the Circuit Court of Cook County dismissed the company's case on summary judgement motions by certain defendants. The company plans to appeal. For further information, see Contingencies beginning on page 22, which is incorporated herein by reference.


PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

All of the outstanding common stock of Nicor Gas is owned by Nicor Inc. There is no public trading market for the company's common stock. During 1999 and 1998, the company declared quarterly dividends on its common stock totaling $99.6 million and $96 million, respectively.

Nicor Gas Company                                                         Page 5

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas' operating results and financial condition from 1997 to 1999, and to discuss business trends and uncertainties that might affect Nicor Gas.
Certain terms used herein are defined in the glossary on page i.


RESULTS OF OPERATIONS

Net income for 1999 increased $2 million to $96.1 million due to higher deliveries of natural gas related primarily to 9 percent colder weather. The positive impact of higher deliveries was partially offset by increased operating and maintenance expenses. Net income for 1998 of $94.1 million decreased $12.8 million from 1997 due to the impact of weather that was 23 percent warmer that the prior year, partially offset by a 4 percent reduction in operating and maintenance expenses.

Operating revenues. Operating revenues increased $97.2 million in 1999 to $1,326.2 million due to higher deliveries of natural gas, and higher natural gas prices which are passed directly through to customers. Partially offsetting this increase was the impact of customers switching from sales to transportation service. In 1998, operating revenues of $1,229 million were down significantly from 1997 due principally to lower natural gas prices and lower deliveries of natural gas.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, and margin per Mcf delivered are shown in the following table:

                                       1999         1998         1997
                                    ------------ ------------ ------------
Margin (millions)                   $    487.2   $    469.4   $    496.0
Margin per Mcf delivered                   .96          .96          .91

Weather was the largest factor impacting the fluctuation in margin during 1999 and 1998, and margin per Mcf delivered in 1998. Margin per Mcf delivered was unchanged in 1999 as the impact of a reduction in lower-margin electric generation deliveries offset the effect of weather.

Operating and maintenance. In 1999, operating and maintenance expenses increased $8.5 million to $153.3 million due, in part, to higher information technology spending levels. The $6 million decrease in 1998 to $144.8 million was due to lower retirement-benefits costs, resulting principally from favorable pension fund investment returns.

Depreciation. Depreciation increased 3 percent in 1999 to $123.9 million and 4 percent in 1998 to $120.8 million due primarily to plant additions.

Nonoperating items. In 1999, other income decreased $9.4 million as a result of a decline in real estate sales and the write-off of software development costs.

Interest on debt decreased 7 percent in 1999 to $40.4 million and 5 percent in 1998 to $43.4 million due primarily to refinancing at lower interest rates and reduced average borrowing levels. Other interest declined $2.8 million in 1999 due to the impact of interest benefits on tax-related matters.

Nicor Gas Company                                                         Page 6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets and lines of credit.

Operating cash flows. Net cash flow provided from operating activities was $170.9 million, $314.9 million and $204.3 million in 1999, 1998 and 1997, respectively. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items because of factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Capital expenditures. Capital expenditures were $127.4 million in 1999 compared with $112.6 million in 1998 and $101.8 million in 1997. Capital expenditures rose in 1999 due primarily to enhancements to the company's operating system. In 1998, the increase was due largely to expenditures for information technology. Capital spending in 2000 is expected to be about $135 million.

Financing activities. Nicor Gas has earned the highest long-term debt ratings given in the industry and maintains relatively low debt percentages and high ratios of earnings to fixed charges.

                                               1999         1998        1997
                                            ------------ ----------- -----------
Long-term debt, net of current maturities,
    as a percent of capitalization               38.2%       43.1%       43.0%
Ratio of earnings to fixed charges                4.9         4.3         4.7

Long-term debt. Nicor Gas has $250 million of First Mortgage Bonds remaining available for issuance under a December 1998 shelf registration filing. Net proceeds from securities issued are typically used for the refinancing of certain outstanding First Mortgage Bonds, for construction programs to the extent not provided by internally generated funds and for general corporate purposes.

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% due in 2000.

During 1999, Nicor Gas issued $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000. Redemptions of First Mortgage Bonds during 1999 were as follows: $50 million at 5.875% due in 2000, $50 million at 7.375% due in 2023 and $50 million at 8.25% due in 2024.

In 1998, Nicor Gas issued First Mortgage Bonds as follows: $50 million at 5.75% due in 2003 and $50 million at 6.58% due in 2028. Redemptions of First Mortgage Bonds during 1998 were as follows: $25 million at 5.875% due in 1998, $25 million at 6.25% due in 1999 and $75 million at 8.25% due in 2022.

During 1997, Nicor Gas issued First Mortgage Bonds as follows: $50 million at 6.75% due in 2002 and $50 million at 7.375% due in 2027. Redemptions of First Mortgage Bonds during 1997 were as follows: $25 million at 5.5% due in 1997 and $50 million at 9% due in 2019.

Nicor Gas Company                                                         Page 7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Short-term debt. Nicor Gas maintains short-term credit agreements with major domestic and foreign banks. At December 31, 1999, these agreements, which serve as backup for the issuance of commercial paper, totaled $275 million. The company had $275 million and $214.5 million of commercial paper outstanding at year-end 1999 and 1998, respectively.

Common and preferred stock. The company paid dividends of $98.1 million, $107.9 million and $109.1 million in 1999, 1998 and 1997, respectively.


FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor Gas.

Nicor Gas, a regulated natural gas distribution utility, serves more than 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 1999, residential, commercial and industrial customers accounted for about 41 percent, 24 percent and 35 percent of natural gas deliveries, respectively.

Since about one-half of gas deliveries are used for space heating, fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. To provide protection from the financial impact of unusually warm weather, Nicor Gas purchased a weather insurance policy which will protect 2000 earnings and cash flow if weather for the year is more than
6.5 percent warmer than normal.

In addition to the impact of weather, significant changes in gas prices or economic conditions can impact gas usage. However, Nicor Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings.

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

Nicor Gas Company                                                         Page 8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nicor Gas' growth in deliveries has traditionally come from a combination of customer additions and increased usage among existing commercial and industrial customers. Deliveries to power generation facilities have also contributed to growth. While the company anticipates continued growth in deliveries attributable to these factors, a partial offset is expected by customers' installation of more energy-efficient equipment.

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs will be compared to a benchmark tied to a market index. Savings and losses relative to the benchmark will be shared equally with customers. Transportation customers who are responsible for their own gas supplies are not affected by the PBR plan. Assuming a benchmark of $1 billion, each one-percent deviation from the benchmark would affect net income by about $3 million. At the end of two years, the plan will be subject to ICC review.

In another regulatory development, Nicor Gas received approval from the ICC in 1999 to expand Customer Select(R), a voluntary pilot program that offers customers a choice of natural gas suppliers. Customer Select is in its third year and now all commercial and industrial customers, as well as more than 250,000 residential customers in 16 communities, are eligible to participate. In the program's first two years, about 30 percent of eligible business customers and 20 percent of eligible residential customers signed up. The choice of another natural gas commodity supplier has no impact on Nicor Gas' operating income, and in all cases, Nicor Gas continues to deliver the natural gas, read meters, maintain its distribution system, ensure safety and respond to service and emergency calls. Nicor Gas supports full customer choice and is presently evaluating providing all customers the ability to choose their natural gas supplier.

In order to generate additional contributions to earnings growth, Nicor Gas has been pursuing several nontraditional activities. The Chicago area has become a major market hub for natural gas, and demand for storage and transmission-related services by marketers, other gas distribution companies and for electric power generation is expected to increase significantly. In addition, the company continues to assess its nonstrategic real estate holdings, and is evaluating the potential to maximize the value from these holdings through additional property sales or development over the next several years.

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Further changes in the regulatory environment could affect the longer-term performance of Nicor Gas.



Nicor Gas Company                                                       Page 9
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics

                                                 1999        1998       1997
                                               ---------   ---------  ---------

Operating revenues (millions)
   Sales
     Residential                                $ 899.8     $ 813.6  $ 1,126.0
     Commercial                                   172.3       189.4      314.8
     Industrial                                    24.5        27.5       56.8
                                               ---------   ---------  ---------
                                                1,096.6     1,030.5    1,497.6
                                               ---------   ---------  ---------
   Transportation
     Residential                                    1.7           -          -
     Commercial                                    70.3        57.2       55.3
     Industrial                                    43.7        39.2       48.3
     Other                                          4.2         1.6         .1
                                               ---------   ---------  ---------
                                                  119.9        98.0      103.7
                                               ---------   ---------  ---------
   Revenue taxes and other                        109.7       100.5      129.2
                                               ---------   ---------  ---------
                                              $ 1,326.2   $ 1,229.0  $ 1,730.5
                                               =========   =========  =========

Deliveries (Bcf)
   Sales
     Residential                                  209.0       192.4      233.2
     Commercial                                    39.8        44.3       65.2
     Industrial                                     6.1         7.1       12.9
                                               ---------   ---------  ---------
                                                  254.9       243.8      311.3
                                               ---------   ---------  ---------
   Transportation
     Residential                                     .9           -          -
     Commercial                                    82.1        67.5       66.0
     Industrial                                   170.2       175.7      168.0
                                               ---------   ---------  ---------
                                                  253.2       243.2      234.0
                                               ---------   ---------  ---------
                                                  508.1       487.0      545.3
                                               =========   =========  =========

Year-end customers (thousands)
   Sales
     Residential                                1,753.0     1,737.6    1,710.0
     Commercial                                   108.9       127.9      143.0
     Industrial                                     7.4         9.1       11.1
                                               ---------   ---------  ---------
                                                1,869.3     1,874.6    1,864.1
                                               ---------   ---------  ---------
   Transportation
     Residential                                   16.2           -          -
     Commercial                                    57.2        35.9       18.7
     Industrial                                     6.6         5.0        3.0
                                               ---------   ---------  ---------
                                                   80.0        40.9       21.7
                                               ---------   ---------  ---------
                                                1,949.3     1,915.5    1,885.8
                                               =========   =========  =========

Other statistics
   Degree days (normal 6,116)                     5,272       4,834      6,254
   Colder (warmer) than normal                      (14)%       (21)%        2%
   Average gas cost per Mcf sold                 $ 2.93      $ 2.76     $ 3.54

Nicor Gas Company                                                        Page 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Market risk. Nicor Gas is generally not exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation governing the recovery of all prudently incurred natural gas supply costs from customers. Although the company has a PBR plan for natural gas costs, the plan does not expose the company to commodity price risk because actual gas costs are compared to a market-based benchmark as opposed to a fixed benchmark. Additional information about the PBR plan is presented on page 8. The company has established policies and procedures governing the management of the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee exists to oversee compliance with such policies and procedures.

The company is exposed to changes in interest rates, primarily as a result of its short- and long-term debt. The company manages its interest rate risk primarily by issuing long-term fixed-rate debt with varying maturities and refinancing certain debt. For further information about debt securities, interest rates and fair values, see the Consolidated Statement of Capitalization on page 16 and Fair Value of Financial Instruments and Short- and Long-Term Debt on page 19.

New accounting pronouncements. In June 1999, the Financial Accounting Standards Board approved an amendment to defer the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The company plans to adopt this statement on January 1, 2001 and does not expect it to have a material impact on its financial condition or results of operations. For further information, see New Accounting Pronouncements on page 19.

Year 2000 rollover. Nicor Gas' preparation for the rollover to January 1, 2000 proved successful as no interruptions in service to customers or disruptions of normal business operations were experienced. Since inception of the company's efforts in 1996, about $5.5 million has been incurred for hardware and software modifications and replacements, internal information technology resources devoted solely to the Year 2000 effort and outside consultants. Although the company does not anticipate any issues relating to the year 2000 to arise, the company maintains contingency plans to address scenarios that could still emerge.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. In addition, the company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see Contingencies beginning on page 22.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk above, which is incorporated herein by reference.

Nicor Gas Company                                                        Page 11

Item 8.    Financial Statements and Supplementary Data

                                                                        Page

Report of Independent Public Accountants...............................  12

Financial Statements:

    Consolidated Statement of Income...................................  13

    Consolidated Statement of Cash Flows...............................  14

    Consolidated Balance Sheet.........................................  15

    Consolidated Statement of Capitalization...........................  16

    Consolidated Statement of Retained Earnings........................  17

    Notes to the Consolidated Financial Statements.....................  18

Nicor Gas Company                                                        Page 12

Report of Independent Public Accountants


To Northern Illinois Gas Company (Doing business as Nicor Gas Company):

We have audited the accompanying consolidated balance sheet and statement of capitalization of Nicor Gas Company (an Illinois corporation and a wholly owned subsidiary of Nicor Inc.) and subsidiary company as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicor Gas Company and subsidiary company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule on page 25 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP
Arthur Andersen LLP
Chicago, Illinois
January 27, 2000



Nicor Gas Company                                                      Page 13
-------------------------------------------------------------------------------

Consolidated Statement of Income
(millions)


                                                   Year ended December 31
                                               --------------------------------
                                                 1999        1998       1997
                                               ---------   ---------  ---------

Operating revenues                            $ 1,326.2   $ 1,229.0  $ 1,730.5
                                               ---------   ---------  ---------

Operating expenses
   Cost of gas                                    756.2       681.5    1,129.0
   Operating and maintenance                      153.3       144.8      150.8
   Depreciation                                   123.9       120.8      116.6
   Taxes, other than income taxes                 101.1        96.4      124.0
   Income taxes                                    56.4        52.1       61.5
                                               ---------   ---------  ---------
                                                1,190.9     1,095.6    1,581.9
                                               ---------   ---------  ---------

Operating income                                  135.3       133.4      148.6
                                               ---------   ---------  ---------

Other income (expense)
   Other, net                                       (.9)        8.5        8.6
   Income taxes on other income                      .5        (3.2)      (3.2)
                                               ---------   ---------  ---------
                                                    (.4)        5.3        5.4
                                               ---------   ---------  ---------

Interest expense
   Interest on debt, net of amounts capitalized    40.4        43.4       45.9
   Other                                           (1.6)        1.2        1.2
                                               ---------   ---------  ---------
                                                   38.8        44.6       47.1
                                               ---------   ---------  ---------

Net income                                         96.1        94.1      106.9

Dividends on preferred stock                         .4          .4         .4
                                               ---------   ---------  ---------

Earnings applicable to common stock              $ 95.7      $ 93.7    $ 106.5
                                               =========   =========  =========


The accompanying notes are an integral part of this statement.










Nicor Gas Company                                                      Page 14
-------------------------------------------------------------------------------

Consolidated Statement of Cash Flows
(millions)


                                                   Year ended December 31
                                               --------------------------------
                                                 1999        1998       1997
                                               ---------   ---------  ---------
Operating activities
   Net income                                    $ 96.1      $ 94.1    $ 106.9
   Adjustments to reconcile net income
     to net cash flow provided from
     operating activities:
       Depreciation                               123.9       120.8      116.6
       Deferred income tax expense                    -         8.3        8.2
       Changes in assets and liabilities:
         Receivables, less allowances             (80.4)       85.3      (17.8)
         Gas in storage                            83.4        22.3        3.8
         Deferred/accrued gas costs               (45.8)        4.8       76.2
         Accounts payable                            .2        28.9      (77.5)
         Postretirement benefits                  (16.5)      (19.2)      (7.9)
         Other                                     10.0       (30.4)      (4.2)
                                               ---------   ---------  ---------
   Net cash flow provided from
     operating activities                         170.9       314.9      204.3
                                               ---------   ---------  ---------

Investing activities
   Capital expenditures                          (127.4)     (112.6)    (101.8)
   Other                                            1.7         8.4       10.8
                                               ---------   ---------  ---------
   Net cash flow used for investing activities   (125.7)     (104.2)     (91.0)
                                               ---------   ---------  ---------

Financing activities
   Net proceeds from issuing long-term debt        99.5        98.9       99.1
   Disbursements to retire long-term debt        (155.7)     (129.5)     (77.6)
   Short-term borrowings (repayments), net         88.3       (40.1)     (29.6)
   Dividends paid                                 (98.1)     (107.9)    (109.1)
   Other                                            (.4)        (.6)       (.5)
                                               ---------   ---------  ---------
   Net cash flow used for financing activities    (66.4)     (179.2)    (117.7)
                                               ---------   ---------  ---------

Net increase (decrease) in cash
  and cash equivalents                            (21.2)       31.5       (4.4)

Cash and cash equivalents, beginning of year       31.5           -        4.4
                                               ---------   ---------  ---------

Cash and cash equivalents, end of year           $ 10.3      $ 31.5    $     -
                                               =========   =========  =========

Supplemental information
   Income taxes paid, net of refunds             $ 57.3      $ 50.7     $ 56.1
   Interest paid, net of amounts capitalized       40.0        61.2       47.3


The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                      Page 15
-------------------------------------------------------------------------------

Consolidated Balance Sheet
(millions)

                                                               December 31
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
                          Assets

Gas distribution plant, at cost                           $ 3,200.3  $ 3,105.2
   Less accumulated depreciation                            1,589.6    1,487.4
                                                           ---------  ---------
                                                            1,610.7    1,617.8
                                                           ---------  ---------

Current assets
   Cash and cash equivalents - Affiliates                         -       29.2
                             - Other                           10.3        2.3
   Receivables, less allowance of $6.1                        316.5      236.1
   Gas in storage, at last-in, first-out cost                  22.1      105.5
   Deferred gas costs                                          15.9          -
   Other                                                       23.0       23.3
                                                           ---------  ---------
                                                              387.8      396.4
                                                           ---------  ---------

Other assets                                                  138.7      111.2
                                                           ---------  ---------

                                                          $ 2,137.2  $ 2,125.4
                                                           =========  =========

              Capitalization and liabilities

Capitalization
   Long-term debt                                           $ 421.7    $ 520.8
   Preferred stock                                              8.5        9.0
   Common equity                                              675.3      679.2
                                                           ---------  ---------
                                                            1,105.5    1,209.0
                                                           ---------  ---------

Current liabilities
   Long-term obligations due within one year                   50.5         .5
   Short-term borrowings                                      302.8      214.5
   Accounts payable                                           243.1      242.9
   Accrued gas costs                                              -       29.9
   Other                                                       49.1       47.0
                                                           ---------  ---------
                                                              645.5      534.8
                                                           ---------  ---------

Deferred credits and other liabilities
   Deferred income taxes                                      202.3      196.2
   Regulatory income tax liability                             74.8       78.6
   Unamortized investment tax credits                          42.7       44.1
   Other                                                       66.4       62.7
                                                           ---------  ---------
                                                              386.2      381.6
                                                           ---------  ---------

                                                          $ 2,137.2  $ 2,125.4
                                                           =========  =========


The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                        Page 16
-------------------------------------------------------------------------------

Consolidated Statement of Capitalization
(millions, except share data)


                                                       December 31
                                          -------------------------------------
                                            1999                1998
                                          ------------------  -----------------

First Mortgage Bonds
   Maturity  Interest rate
   --------  ---------
     2000     5.875%                       $     -              $ 50.0
     2001     6.45                            75.0                75.0
     2002     6.75                            50.0                50.0
     2003     5.75                            50.0                50.0
     2009     5.37                            50.0                   -
     2021     8.875                           50.0                50.0
     2023     7.375                              -                50.0
     2024     8.25                               -                50.0
     2025     7.26                            50.0                50.0
     2027     7.375                           50.0                50.0
     2028     6.58                            50.0                50.0
                                          ---------           ---------
                                             425.0               525.0
   Less:  Unamortized debt discount,
            net of premium                     3.3                 4.2
                                          ---------           ---------
                                             421.7   38.2 %      520.8  43.1 %
                                          ---------           ---------

Other long-term debt
   Notes payable due 2000, 5.065%             50.0                   -
   Less:  Amount due within one year          50.0                   -
                                          ---------           ---------
                                                 -      -            -     -
                                          ---------           ---------

Preferred stock, cumulative, $100 par
   value, 800,000 shares authorized
     Redeemable  preferred  stock,
       4.48% and 5.00%  series,  54,000
       and 22,000 shares outstanding,
       respectively, in 1999, and 57,000
       and 24,000 shares outstanding,
       respectively, in 1998                   7.6                 8.1
     Less:  Amount due within one year          .5                  .5
                                          ---------           ---------
                                               7.1     .6          7.6    .6
                                          ---------           ---------

     Nonredeemable preferred stock,
       4.60% and 5.00% convertible
       series, 8,750 and 5,258 shares
       outstanding, respectively               1.4     .1          1.4    .1
                                          ---------           ---------

Common equity
   Common stock, $5 par value,
     25,000,000 shares authorized,
     32,365 shares reserved for conversion
     and 15,232,414 shares outstanding        76.1                76.1
   Paid-in capital                           108.0               108.0
   Retained earnings                         491.2               495.1
                                          ---------           ---------
                                             675.3   61.1        679.2  56.2
                                          ---------  ----     --------- ----
                                         $ 1,105.5  100.0 %  $ 1,209.0 100.0%
                                          ========= =======   ======== =======


The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                      Page 17
-------------------------------------------------------------------------------

Consolidated Statement of Retained Earnings
(millions)


                                                   Year ended December 31
                                               --------------------------------
                                                 1999        1998       1997
                                               ---------   ---------  ---------

Balance at beginning of year                    $ 495.1     $ 497.4    $ 498.4

Net income                                         96.1        94.1      106.9
Dividends declared on common stock                (99.6)      (96.0)    (107.5)
Dividends declared on preferred stock               (.4)        (.4)       (.4)
                                               ---------   ---------  ---------

Balance at end of year                          $ 491.2     $ 495.1    $ 497.4
                                               =========   =========  =========


The accompanying notes are an integral part of this statement.

Nicor Gas Company                                                        Page 18

Notes to the Consolidated Financial Statements

Nicor Gas is one of the nation's largest distributors of natural gas, serving more than 1.9 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

ACCOUNTING POLICIES

General. Nicor Gas is a wholly owned subsidiary of Nicor Inc. Nicor Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation. The consolidated financial statements include the accounts of Nicor Gas and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Use  of  estimates.   The  preparation  of  the  financial  statements  requires management to make estimates that affect reported amounts. Actual results could differ from those estimates.

Reclassifications. Certain reclassifications have been made to conform the prior years' financial statements to the current year's presentation.

Regulation. Nicor Gas is regulated by the ICC which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had net regulatory liabilities at December 31, 1999 and 1998 of about $40 million and $95 million, respectively.

Operating revenues and gas costs. Operating revenues are recorded when gas is delivered to customers. The cost of gas purchased, adjusted for inventory activity, is reflected in volumetric charges to customers through operation of the Uniform Purchased Gas Adjustment Clause (PGA). Any difference between PGA revenues and recoverable gas costs is deferred or accrued with a corresponding decrease or increase to cost of gas. This difference is amortized as it is collected from or refunded to customers through the PGA.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The composite depreciation rate is 4.1 percent.

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

Nicor Gas Company                                                        Page 19

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, which deferred the effective date of FASB Statement No. 133. Statement No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133, as amended, requires adoption no later than the first quarter of the company's 2001 fiscal year and must be adopted as a cumulative effect of a change in accounting principle. The company plans to adopt this statement on January 1, 2001. Implementation is not expected to have a material impact on the company's financial condition or results of operations.

GAS IN STORAGE

Based on the average cost of gas purchased in December 1999 and 1998, the estimated replacement cost of inventory at December 31, 1999 and 1998, exceeded the last-in, first-out cost by $172.4 million and $159.1 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of long-term debt outstanding, including current maturities, also approximates fair value.

SHORT- AND LONG-TERM DEBT

The company maintains short-term credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, totaled $275 million at December 31, 1999. Commitment fees of up to .07 percent per annum were paid on these lines. All credit agreements have variable interest rate options tied to short-term markets.

The company had $275 million and $214.5 million of commercial paper outstanding with a weighted average interest rate of 5.9 percent and 5.7 percent at December 31, 1999 and 1998, respectively.

Bank cash balances averaged about $1 million during 1999, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First mortgage bonds are secured by liens on substantially all gas distribution property.

Nicor Gas Company                                                        Page 20

INCOME TAXES

The components of income tax expense are presented below:

(millions)                               1999         1998         1997
                                      ------------ ------------ ------------
Current
    Federal                           $     47.7   $     40.3   $     48.8
    State                                    9.7          8.8          9.9
                                      ------------ ------------ ------------
                                            57.4         49.1         58.7
                                      ------------ ------------ ------------
Deferred
    Federal                                  (.4)         6.5          6.0
    State                                     .4          1.8          2.2
                                      ------------ ------------ ------------
                                               -          8.3          8.2
                                      ------------ ------------ ------------

Amortization of investment
  tax credits, net                          (1.5)        (2.1)        (2.2)
                                      ------------ ------------ ------------

Income tax expense                    $     55.9   $     55.3   $     64.7
                                      ============ ============ ============

The temporary differences which gave rise to the net deferred tax liability at December 31, 1999 and 1998, are as follows:

(millions)                                            1999         1998
                                                   -----------  -----------
Deferred tax liabilities
    Property, plant and equipment                  $    221.3   $    230.1
    Other                                                28.7         18.0
                                                   ------------ ------------
                                                        250.0        248.1
                                                   ------------ ------------
Deferred tax assets
    Unamortized investment tax credits                   27.8         29.0
    Regulatory income tax liability                      18.6         19.7
    Other                                                15.9         15.6
                                                   ------------ ------------
                                                         62.3         64.3
                                                   ------------ ------------
Net deferred tax liability                         $    187.7   $    183.8
                                                   ============ ============

The effective combined federal and state income tax rate was 36.8 percent, 37 percent and 37.7 percent in 1999, 1998 and 1997, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:

(millions)                              1999         1998         1997
                                     ------------ ------------ ------------
Federal income taxes using
  statutory rate                     $     53.2   $     52.3   $     60.1
State income taxes, net                     7.3          7.2          8.2
Other, net                                 (4.6)        (4.2)        (3.6)
                                     ------------ ------------ ------------
Income tax expense                   $     55.9   $     55.3   $     64.7
                                     ============ ============ ============

Nicor Gas Company                                                        Page 21

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to January 1, 1998 and provides health care and life insurance benefits to eligible retired employees. Certain employees' postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the components of the changes in the plans' benefit obligations and assets for the years ended October 1 and reconciles the October 1 funded status to the prepaid (accrued) benefit cost recorded in the financial statements at December 31:



                                        Pension benefits             Other benefits
                                    --------------------------  -------------------------
(millions)                              1999         1998          1999         1998
                                    ------------- ------------  ------------ ------------
Change in benefit obligation
Benefit obligation at beginning of  $    242.3    $   223.9     $    118.3   $    115.0
period
Service cost                               6.4          6.7            1.3          1.3
Interest cost                             15.7         16.0            7.7          8.3
Actuarial (gain) loss                    (25.8)        18.5           (1.0)          .9
Participant contributions                    -            -             .6           .7
Benefits paid                            (23.8)       (22.8)         (10.8)        (7.9)
                                    ------------- ------------  ------------ ------------
Benefit obligation at end of period      214.8        242.3          116.1        118.3
                                    ------------- ------------  ------------ ------------

Change in plan assets
Fair value of plan assets at
beginning of period                      401.7        422.6           16.6         16.6
Actual return on plan assets              67.1          1.5            2.8            -
Employer contributions                      .3           .4           10.2          7.2
Participant contributions                    -            -             .6           .7
Benefits paid                            (23.8)       (22.8)         (10.8)        (7.9)
                                    ------------- ------------  ------------ ------------
Fair value of plan assets at end of      445.3        401.7           19.4         16.6
period
                                    ------------- ------------  ------------ ------------

Funded status                            230.5        159.4          (96.7)      (101.7)
Unrecognized net actuarial (gain)       (119.0)       (61.7)           3.9          6.4
loss
Unrecognized transition (asset)           (8.6)       (12.5)          40.2         43.2
obligation
Unrecognized prior service cost            3.0          3.3              -            -
Other                                      4.7          3.2           (1.1)          .8
                                    ------------- ------------  ------------ ------------
Prepaid (accrued) benefit cost      $    110.6    $    91.7     $    (53.7)  $    (51.3)
                                    ============= ============  ============ ============

Assumptions used in the computations included the following:

                                         Pension benefits              Other benefits
                                    ---------------------------  ---------------------------
                                        1999          1998           1999          1998
                                    ------------- -------------  -------------  ------------
Discount rate                             7.50%         6.75%          7.50%         6.75%
Expected return on plan assets            9.00          9.00           9.00          9.00
Rate of compensation increase             4.00          4.00           4.00          4.00


Nicor Gas Company                                                        Page 22

For measurement purposes, the health care cost trend rate for pre-Medicare benefits was assumed to be 7 percent for 2000, declining to 5 percent by 2004 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 5 percent.

Net periodic benefit cost (credit) included the following components:



                                      Pension benefits              Other benefits
                                 ---------------------------- ----------------------------
(millions)                         1999      1998     1997      1999     1998      1997
                                 --------- --------- -------- --------- --------  --------
Service cost                     $   6.4   $   6.7   $   6.5  $   1.3   $  1.3    $  1.7
Interest cost                       15.7      16.0      17.6      7.7      8.3       8.3
Expected return on plan
  assets                           (35.3)    (35.1)    (31.6)    (1.6)    (1.4)     (1.2)
Recognized net actuarial gain       (1.8)     (4.7)     (1.6)       -        -         -
Amortization of unrecognized
  transition (asset) obligation     (3.8)     (3.8)     (3.8)     3.1      3.1       3.3
Amortization of prior service
cost                                  .3        .4        .4        -        -         -
                                 --------- --------- -------- --------- --------  --------
Net periodic benefit cost
(credit)                         $ (18.5)  $ (20.5)  $ (12.5) $  10.5   $ 11.3    $ 12.1
                                 ========= ========= ======== ========= ========  ========


Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                          One-percent
                                                    -------------------------
(millions)                                           Increase     Decrease
                                                    -----------  -----------
Effect on total of service and interest cost
  components                                        $      1.1   $     (.9)
Effect on benefit obligation                              12.0       (10.1)


REGULATORY MATTERS

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs will be compared to a benchmark tied to a market index. Savings and losses relative to the benchmark will be shared equally with customers. At the end of two years, the plan will be subject to ICC review.

CONTINGENCIES

The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

Current environmental laws may require cleanup of certain former manufactured gas plant sites. To date, Nicor Gas has identified more than 40 properties for which it may, in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency, which oversees the company's investigations and remedial actions. More detailed investigations and remedial activities have either been completed, are in progress or are being planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company has been recovering these costs from its customers.

Nicor Gas Company                                                        Page 23

Notes to the Consolidated Financial Statements (concluded)

On December 20, 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas has reached a settlement with one of the insurance carriers. In January 2000, the court stated it would dismiss the company's case on summary judgment motions by certain defendants. If dismissed by written order, the company plans to appeal. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Any recoveries will be refunded to the company's customers.

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

                                            Quarter ended
                           ---------------------------------------------------
(millions)                   Mar. 31      June 30     Sept. 30      Dec. 31
                           ------------ ------------ ------------ ------------

1999
    Operating revenues     $    512.6   $    203.4   $    161.8   $    448.3
    Operating income             42.9         28.6         25.8         38.0
    Net income                   31.9         20.5         16.7         27.0

1998
    Operating revenues     $    504.2   $    214.8   $    148.0   $    362.0
    Operating income             42.1         31.2         26.1         34.1
    Net income                   30.5         23.5         17.0         23.1

Nicor Gas Company                                                        Page 24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1)  Financial Statements:

          See Item 8, Financial Statements and Supplementary Data, on page 11 filed herewith, for a list of financial statements.

      2)  Financial Statement Schedules:

          Schedule
           Number                                                         Page

                             Report of Independent Public Accountants      12
               II            Valuation and Qualifying Accounts             25

          Schedules other than those listed are omitted because they are not applicable.

      3)  Exhibits Filed:

          See Exhibit Index beginning on page 28 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 1999.




Nicor Gas Company                                                      Page 25
-------------------------------------------------------------------------------

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

                                        Additions
                                   --------------------
                       Balance at  Charged to  Charged to              Balance
                       beginning   costs and    other        (a)       at end
   Description         of period   expenses    accounts    Deductions  of period
-------------------    --------    --------    --------    --------    --------

1999
-------

   Allowance
     for uncollectible
     accounts  receivable $ 6.1      $ 11.8         $ -      $ 11.8       $ 6.1


1998
-------

   Allowance
     for uncollectible
     accounts  receivable $ 7.6      $ 12.6         $ -      $ 14.1       $ 6.1


1997
-------

   Allowance
     for uncollectible
     accounts  receivable $ 6.1      $ 15.3         $ -      $ 13.8       $ 7.6


(a)  Accounts receivable written off, net of recoveries.

Nicor Gas Company                                                        Page 26

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Nicor Gas Company

Date       March 20, 2000                  By       DAVID L. CYRANOSKI
      -------------------------                -----------------------------
                                                    David L. Cyranoski
                                                    Senior Vice President,
                                                    Secretary, Treasurer
                                                    and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2000.

                 Signature                                    Title
---------------------------------------------        ---------------------------

              THOMAS L. FISHER
---------------------------------------------
              Thomas L. Fisher                       Chairman, President and
       (Principal Executive Officer)                 Chief Executive Officer

            KATHLEEN L. HALLORAN
---------------------------------------------
            Kathleen L. Halloran                     Executive Vice President
       (Principal Financial Officer)                 Finance and Administration

             DAVID L. CYRANOSKI
---------------------------------------------
             David L. Cyranoski                      Senior Vice President,
       (Principal Accounting Officer)                Secretary, Treasurer and
                                                     Controller

ROBERT M. BEAVERS, JR.*                              Director

BRUCE P. BICKNER*                                    Director

JOHN H. BIRDSALL, III*                               Director

THOMAS A. DONAHOE*                                   Director

DENNIS J. KELLER*                                    Director

CHARLES S. LOCKE*                                    Director

WILLIAM A. OSBORN*                                   Director

SIDNEY R. PETERSEN*                                  Director

JOHN RAU*                                            Director

PATRICIA A. WIER*                                    Director

                                                  *  By MARIANNE T. LORENZ
                                                        Marianne T. Lorenz
                                                        (Attorney-in-fact)

Nicor Gas Company                                                        Page 27

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:

No annual report or proxy material has been sent to security holders as Nicor Gas is a wholly owned subsidiary of Nicor Inc.

Nicor Gas Company                                                        Page 28

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

4.09 * Supplemental Indenture, dated October 15, 1995, of the company to Bank of America Illinois, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1995, Exhibit 4.01.)

Nicor Gas Company                                                        Page 29

Exhibit
Number                                      Description of Document

4.10 * Supplemental Indenture, dated May 10, 1996, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996, Exhibit 4.01.)

4.11 * Supplemental Indenture, dated August 1, 1996, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996, Exhibit 4.02.)

4.12 * Supplemental Indenture, dated June 1, 1997, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1997, Exhibit 4.01.)

4.13 * Supplemental Indenture, dated October 15, 1997, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1997, Exhibit 4.01.)

4.14 * Supplemental Indenture, dated February 15, 1998, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1997, Exhibit 4.19.)

4.15 * Supplemental Indenture, dated June 1, 1998, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1998, Exhibit 4.01.)

4.16 * Supplemental Indenture, dated February 1, 1999, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1998, Exhibit 4.19.)

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

12.01 Computation of Consolidated Ratio of Earnings to Fixed Charges.

23.01 Consent of Independent Public Accountants.

24.01 Powers of Attorney.

Nicor Gas Company                                                        Page 30

Exhibit Index (concluded)

Exhibit
Number                                      Description of Document

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