Form 10-Q
period 2000-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2000-05-12
CIK 110104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                For the quarterly period ended March 31, 2000


                                      or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934




                                                            I.R.S.
                                                           Employer
  Commission      Registrant, State of Incorporation,   Identification
  File Number         Address and Telephone Number          Number
----------------  -------------------------------------  ---------------

    1-7296        Northern Illinois Gas Company            36-2863847
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at April 30, 2000, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                                       Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statement of Income:
            Three months ended
            March 31, 2000 and 1999 .......................................  2

           Consolidated Statement of Cash Flows:
            Three months ended
            March 31, 2000 and 1999 .......................................  3

           Consolidated Balance Sheet:
            March 31, 2000 and 1999, and
            December 31, 1999 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................  7


Part II - Other Information

   Item 1. Legal Proceedings ..............................................  9

   Item 6. Exhibits and Reports on Form 8-K ...............................  9

           Signature ...................................................... 10

           Exhibit Index .................................................. 11


Glossary

Degree day.....The  extent to which the daily average  temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days.
ICC............Illinois Commerce Commission, the agency that regulates investor-
               owned Illinois utilities.
Mcf, Bcf ......Thousand cubic feet, billion cubic feet.
PBR............Performance-based rate, a plan that provides economic incentives based on performance.

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









Nicor Gas Company                                                       Page 2
-------------------------------------------------------------------------------

Consolidated Statement of Income (Unaudited)
(millions)

                                                           Three months ended
                                                                March 31
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------

Operating revenues                                          $ 572.4    $ 512.6
                                                           ---------  ---------

Operating expenses
   Cost of gas                                                368.5      318.3
   Operating and maintenance                                   40.5       39.1
   Depreciation                                                52.9       51.2
   Taxes, other than income taxes                              46.7       42.3
   Income taxes                                                19.6       18.8
                                                           ---------  ---------
                                                              528.2      469.7
                                                           ---------  ---------

Operating income                                               44.2       42.9
                                                           ---------  ---------

Other income (expense)
   Other, net                                                   1.6         .3
   Income taxes on other income                                 (.6)       (.1)
                                                           ---------  ---------
                                                                1.0         .2
                                                           ---------  ---------

Interest expense
   Interest on debt, net of amounts capitalized                11.0       10.8
   Other                                                         .1         .4
                                                           ---------  ---------
                                                               11.1       11.2
                                                           ---------  ---------

Net income                                                     34.1       31.9

Dividends on preferred stock                                     .1         .1
                                                           ---------  ---------

Earnings applicable to common stock                          $ 34.0     $ 31.8
                                                           =========  =========


The accompanying notes are an integral part of this statement.









Nicor Gas Company                                                       Page 3
-------------------------------------------------------------------------------

Consolidated Statement of Cash Flows (Unaudited)
(millions)

                                                           Three months ended
                                                                March 31
                                                           --------------------
                                                              2000       1999
                                                           ---------  ---------
Operating activities
   Net income                                                $ 34.1     $ 31.9
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
       Depreciation                                            52.9       51.2
       Deferred income tax expense                                -         .7
       Change in assets and liabilities:
         Receivables, less allowances                          76.4        (.8)
         Gas in storage                                        13.8       98.4
         Deferred/accrued gas costs                            26.1       10.0
         Accounts payable                                     (56.0)     (67.6)
         Temporary LIFO liquidation                           111.1       67.4
         Postretirement benefits                               (7.3)      (3.7)
         Other                                                 40.1       24.2
                                                           ---------  ---------
   Net cash flow provided from operating activities           291.2      211.7
                                                           ---------  ---------

Investing activities
   Capital expenditures                                       (26.8)     (20.9)
                                                           ---------  ---------
   Net cash flow used for investing activities                (26.8)     (20.9)
                                                           ---------  ---------

Financing activities
   Net proceeds from issuing long-term debt                    49.9       99.6
   Disbursements to retire long-term debt                     (50.0)    (102.7)
   Short-term borrowings (repayments), net                   (234.4)    (172.5)
   Dividends paid                                             (22.1)     (20.2)
                                                           ---------  ---------
   Net cash flow used for financing activities               (256.6)    (195.8)
                                                           ---------  ---------

Net increase (decrease) in cash and cash equivalents            7.8       (5.0)

Cash and cash equivalents, beginning of period                 10.3       31.5
                                                           ---------  ---------

Cash and cash equivalents, end of period                     $ 18.1     $ 26.5
                                                           =========  =========

Supplemental information
   Income taxes paid, net of refunds                            $ -        $ -
   Interest paid, net of amounts capitalized                   13.0       12.8


The accompanying notes are an integral part of this statement.






Nicor Gas Company                                                       Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheet (Unaudited)
(millions)

                                           March 31    December 31   March 31
                                             2000         1999         1999
                                          -----------  -----------   ----------
                Assets

Gas distribution plant, at cost            $ 3,223.4    $ 3,200.3    $ 3,131.8
   Less accumulated depreciation             1,639.8      1,589.6      1,545.3
                                          -----------  -----------   ----------
                                             1,583.6      1,610.7      1,586.5
                                          -----------  -----------   ----------

Current assets
   Cash and cash equivalents                    18.1         10.3         26.5
   Receivables, less allowances of $8.1,
     $6.1 and $8.2, respectively               240.1        316.5        236.9
   Gas in storage, at last-in,
     first-out (LIFO) cost                       8.3         22.1          7.1
   Deferred gas costs                              -         15.9            -
   Other                                        24.8         23.0         24.4
                                          -----------  -----------   ----------
                                               291.3        387.8        294.9
                                          -----------  -----------   ----------

Other assets                                   129.7        138.7        117.4
                                          -----------  -----------   ----------

                                           $ 2,004.6    $ 2,137.2    $ 1,998.8
                                          ===========  ===========   ==========

    Capitalization and liabilities

Capitalization
   Long-term debt                            $ 421.8      $ 421.7      $ 471.1
   Preferred stock                               8.5          8.5          9.0
   Common equity
     Common stock                               76.1         76.1         76.2
     Paid-in capital                           108.0        108.0        108.0
     Retained earnings                         496.1        491.2        500.5
                                          -----------  -----------   ----------
                                             1,110.5      1,105.5      1,164.8
                                          -----------  -----------   ----------

Current liabilities
   Long-term obligations due within one year    50.5         50.5         50.5
   Short-term borrowings                        68.4        302.8         42.0
   Accounts payable                            187.1        243.1        175.3
   Temporary LIFO liquidation                  111.1            -         67.4
   Accrued gas costs                            10.2            -         39.9
   Dividends payable                            29.1         22.1         26.4
   Other                                        49.0         27.0         47.8
                                          -----------  -----------   ----------
                                               505.4        645.5        449.3
                                          -----------  -----------   ----------

Deferred credits and other liabilities
   Deferred income taxes                       203.8        202.3        198.5
   Regulatory income tax liability              73.8         74.8         77.6
   Unamortized investment tax credits           42.3         42.7         43.6
   Other                                        68.8         66.4         65.0
                                          -----------  -----------   ----------
                                               388.7        386.2        384.7
                                          -----------  -----------   ----------

                                           $ 2,004.6    $ 2,137.2    $ 1,998.8
                                          ===========  ===========   ==========


The accompanying notes are an integral part of this statement.







Nicor Gas Company                                                         Page 5

Notes to the Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Weather insurance. On an interim basis, estimated weather insurance benefits are recorded based on a comparison of year-to-date degree days to insured degree days for the same period. First quarter operating revenue includes $6.9 million of estimated insurance benefits that will partially reverse if the weather remains normal for the remainder of the year.

Depreciation. Depreciation is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries.

Gas in storage. Gas in storage injections and withdrawals are valued using the last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

PERFORMANCE-BASED RATE PLAN

On January 1, 2000, Nicor Gas' performance-based rate plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs will be compared to a market-sensitive benchmark. Savings and losses relative to the benchmark will be shared equally with customers. After two years, the plan will be subject to ICC review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. In the first quarter, Nicor Gas recorded $1.2 million of estimated PBR gains as other income.

LONG -TERM DEBT

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% that matured in January 2000.

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

On December 20, 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas has reached a settlement with one of the insurance carriers. In February 2000, the court dismissed the company's case on summary judgment motions by certain defendants. The company filed an appeal in March 2000. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Any recoveries will be refunded to the company's customers.

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

Nicor Gas Company                                                       Page 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  should be read in conjunction  with the  Management's
Discussion  and  Analysis  section of the Nicor Gas 1999  Annual  Report on Form
10-K.

RESULTS OF OPERATIONS

Net income for the first quarter of 2000 was $34.1 million, compared with $31.9 million in 1999. Factors contributing to this increase include the positive impact of customer additions and contributions from the company's performance-based rate plan. Although weather was 10 percent warmer than last year, its adverse effect on operating results was mitigated by the company's weather insurance policy.

Operating revenues. Operating revenues increased $59.8 million to $572.4 million in the first quarter from $512.6 million a year ago as the impact of higher gas prices, which are passed directly through to customers, more than offset the impact of lower deliveries due to warmer weather. First quarter revenues also include $6.9 million of estimated weather insurance benefits that will partially reverse if the weather remains normal for the remainder of the year.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, increased $4.8 million to $162 million in the first quarter. This increase is attributable to a combination of factors including customer additions, higher margin deliveries and positive contributions from supply-related services.

Operating and maintenance. Operating and maintenance expense increased $1.4 million in the first quarter to $40.5 million. Significant factors contributing to this change include the cost of weather insurance and reduced bad debt expense.

Nonoperating items. Other income increased $.8 million to $1 million in the first quarter. The improvement reflects a $1.2 million estimated gain from the company's performance-based rate plan.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities increased $79.5 million to $291.2 million in the first quarter from $211.7 million in the prior period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items because of factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing. Nicor Gas maintains short-term credit agreements with major domestic and foreign banks. At March 31, 2000, these agreements, which serve as backup for the issuance of commercial paper, totaled $275 million and the company had $66.5 million of commercial paper outstanding.

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% that matured in January 2000.



Nicor Gas Company                                                       Page 8
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results. Operating revenues, deliveries, customers and other statistics are presented below.

                                                           Three months ended
                                                                March 31
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------

Operating revenues (millions)
   Sales
     Residential                                            $ 387.3    $ 344.2
     Commercial                                                76.0       76.6
     Industrial                                                11.0       11.8
                                                           ---------  ---------
                                                              474.3      432.6
                                                           ---------  ---------
   Transportation
     Residential                                                 .9          -
     Commercial                                                24.8       22.5
     Industrial                                                11.9       11.6
     Other                                                      2.2        1.1
                                                           ---------  ---------
                                                               39.8       35.2
                                                           ---------  ---------
   Revenue taxes and other                                     58.3       44.8
                                                           ---------  ---------
                                                            $ 572.4    $ 512.6
                                                           =========  =========

Deliveries (Bcf)
   Sales
     Residential                                               90.2      100.4
     Commercial                                                17.2       21.2
     Industrial                                                 2.6        3.6
                                                           ---------  ---------
                                                              110.0      125.2
                                                           ---------  ---------
   Transportation
     Residential                                                 .9          -
     Commercial                                                36.7       34.1
     Industrial                                                44.2       46.0
                                                           ---------  ---------
                                                               81.8       80.1
                                                           ---------  ---------
                                                              191.8      205.3
                                                           =========  =========

Customers at end of period (thousands)
   Sales
     Residential                                            1,763.7    1,747.7
     Commercial                                               111.1      129.7
     Industrial                                                 7.5        9.2
                                                           ---------  ---------
                                                            1,882.3    1,886.6
                                                           ---------  ---------
   Transportation
     Residential                                               16.0          -
     Commercial                                                56.0       35.3
     Industrial                                                 6.5        4.9
                                                           ---------  ---------
                                                               78.5       40.2
                                                           ---------  ---------
                                                            1,960.8    1,926.8
                                                           =========  =========

Other statistics
   Degree days                                                2,595      2,874
   Colder (warmer) than normal                                  (19)%       (9)%
   Average gas cost per Mcf sold                             $ 3.32     $ 2.52

Nicor Gas Company                                                       Page 9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 5, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a) See Exhibit Index on page 11 filed herewith.

   (b) The company did not file a report on Form 8-K during the first quarter of 2000.

Nicor Gas Company                                                      Page 10

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Nicor Gas Company




Date   May 12, 2000                     By    KATHLEEN L. HALLORAN
      ---------------------                   ----------------------------
                                              Kathleen L. Halloran
                                              Executive Vice President
                                              Finance and Administration
                                              and Secretary

Nicor Gas Company                                                      Page 11

Exhibit Index

  Exhibit
  Number                          Description of Document

    12.01   Computation of Consolidated Ratio of Earnings to Fixed Charges.

    27.01   Financial Data Schedule.