Form 10-Q
period 2000-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2000-08-08
CIK 110104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

               For the quarterly period ended June 30, 2000


                                      or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934




                                                         I.R.S Employer
 Commission     Registrant, State of Incorporation,      Identification
 File Number        Address and Telephone Number             Number
--------------  -------------------------------------  -------------------

   1-7296       Northern Illinois Gas Company              36-2863847
                (Doing business as Nicor Gas
                Company)
                (An Illinois Corporation)
                1844 Ferry Road
                Naperville, Illinois 60563-9600
                (630) 983-8888


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at July 31, 2000, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                                       Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statement of Income:
            Three and six months ended
            June 30, 2000 and 1999 ........................................  2

           Consolidated Statement of Cash Flows:
            Six months ended
            June 30, 2000 and 1999 ........................................  3

           Consolidated Balance Sheet:
            June 30, 2000 and 1999, and
            December 31, 1999 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................  7


Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K ............................... 10

           Signature ...................................................... 11

           Exhibit Index .................................................. 12





Glossary

Degree day.....The  extent to which the daily average  temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days per year.
ICC............Illinois Commerce Commission, the agency that regulates investor-
               owned Illinois utilities.
Mcf, Bcf ......Thousand cubic feet, billion cubic feet.
PBR............Performance-based rate, a plan that provides economic incentives based on performance.

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


Nicor Gas Company                                                       Page 2
-------------------------------------------------------------------------------

Consolidated Statement of Income (Unaudited)
(millions)

                                  Three months ended        Six months ended
                                      June 30                   June 30
                                 ---------------------     --------------------
                                    2000        1999          2000       1999
                                 ---------   ---------     ---------  ---------
Operating revenues                $ 262.1     $ 203.4       $ 834.5    $ 716.1
                                 ---------   ---------     ---------  ---------

Operating expenses
   Cost of gas                      133.7        84.5         502.2      402.9
   Operating and maintenance         38.4        38.3          78.9       77.4
   Depreciation                      21.1        20.4          74.0       71.6
   Taxes, other than income taxes    22.4        20.2          69.1       62.5
   Income taxes                      14.0        11.4          33.6       30.2
                                 ---------   ---------     ---------  ---------
                                    229.6       174.8         757.8      644.6
                                 ---------   ---------     ---------  ---------

Operating income                     32.5        28.6          76.7       71.5
                                 ---------   ---------     ---------  ---------

Other income (expense)
   Other, net                         1.2         1.4           2.7        1.6
   Income taxes on other income       (.4)        (.5)         (1.0)       (.6)
                                 ---------   ---------     ---------  ---------
                                       .8          .9           1.7        1.0
                                 ---------   ---------     ---------  ---------

Interest expense
   Interest on debt, net of
   amounts capitalized                8.5         9.6          19.4       20.3
   Other                               .1         (.6)           .3        (.2)
                                 ---------   ---------     ---------  ---------
                                      8.6         9.0          19.7       20.1
                                 ---------   ---------     ---------  ---------

Net income                           24.7        20.5          58.7       52.4

Dividends on preferred stock           .1          .1            .2         .2
                                 ---------   ---------     ---------  ---------

Earnings applicable to
   common stock                    $ 24.6      $ 20.4        $ 58.5     $ 52.2
                                 =========   =========     =========  =========


The accompanying notes are an integral part of this statement.








Nicor Gas Company                                                       Page 3
-------------------------------------------------------------------------------

Consolidated Statement of Cash Flows (Unaudited)
(millions)

                                                             Six months ended
                                                                 June 30
                                                           --------------------
                                                              2000       1999
                                                           ---------  ---------
Operating activities
   Net income                                                $ 58.7     $ 52.4
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
       Depreciation                                            74.0       71.6
       Deferred income tax expense                              (.4)       2.1
       Change in assets and liabilities:
         Receivables, less allowances                         124.8      122.1
         Gas in storage                                        10.7       96.0
         Deferred/accrued gas costs                           (25.6)     (27.9)
         Accounts payable                                      23.5      (12.3)
         Temporary LIFO liquidation                           105.7       59.2
         Postretirement benefits                              (14.4)      (8.4)
         Other                                                 18.0         .9
                                                           ---------  ---------
   Net cash flow provided from operating activities           375.0      355.7
                                                           ---------  ---------

Investing activities
   Capital expenditures                                       (56.0)     (48.8)
   Other                                                         .3        (.2)
                                                           ---------  ---------
   Net cash flow used for investing activities                (55.7)     (49.0)
                                                           ---------  ---------

Financing activities
   Net proceeds from issuing long-term debt                    49.9       99.6
   Disbursements to retire long-term debt                     (50.0)    (102.7)
   Short-term borrowings (repayments), net                   (277.8)    (214.5)
   Dividends paid                                             (51.2)     (46.6)
   Other                                                        (.5)       (.5)
                                                           ---------  ---------
   Net cash flow used for financing activities               (329.6)    (264.7)
                                                           ---------  ---------

Net (decrease) increase in cash and cash equivalents          (10.3)      42.0

Cash and cash equivalents, beginning of period                 10.3       31.5
                                                           ---------  ---------

Cash and cash equivalents, end of period                        $ -     $ 73.5
                                                           =========  =========

Supplemental information
   Income taxes paid, net of refunds                         $ 26.9     $ 29.7
   Interest paid, net of amounts capitalized                   20.6       20.0


The accompanying notes are an integral part of this statement.



Nicor Gas Company                                                       Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheet (Unaudited)
(millions)

                                           June 30     December 31    June 30
                                             2000         1999         1999
                                          -----------  -----------   ----------
                Assets

Gas distribution plant, at cost            $ 3,240.3    $ 3,200.3    $ 3,144.6
   Less accumulated depreciation             1,649.7      1,589.6      1,551.7
                                          -----------  -----------   ----------
                                             1,590.6      1,610.7      1,592.9
                                          -----------  -----------   ----------

Current assets
   Cash and cash equivalents                       -         10.3         73.5
   Receivables, less allowances of $8.6,
     $6.1 and $7.6, respectively               191.7        316.5        114.0
   Gas in storage, at last-in,
     first-out (LIFO)                           11.4         22.1          9.5
   Deferred gas costs                           41.5         15.9            -
   Other                                        24.1         23.0         22.6
                                          -----------  -----------   ----------
                                               268.7        387.8        219.6
                                          -----------  -----------   ----------

Other assets                                   148.1        138.7        121.0
                                          -----------  -----------   ----------

                                           $ 2,007.4    $ 2,137.2    $ 1,933.5
                                          ===========  ===========   ==========

    Capitalization and Liabilities

Capitalization
   Long-term debt                            $ 421.9      $ 421.7      $ 471.3
   Preferred stock                               8.0          8.5          8.5
   Common equity
     Common stock                               76.1         76.1         76.2
     Paid-in capital                           108.0        108.0        108.0
     Retained earnings                         520.8        491.2        494.7
                                          -----------  -----------   ----------
                                             1,134.8      1,105.5      1,158.7
                                          -----------  -----------   ----------

Current liabilities
   Long-term obligations due within one year    50.5         50.5         50.5
   Short-term borrowings                        25.0        302.8            -
   Accounts payable                            266.6        243.1        230.6
   Temporary LIFO liquidation                  105.7            -         59.2
   Accrued gas costs                               -            -          2.0
   Dividends payable                               -         22.1         26.3
   Other                                        28.7         27.0         20.7
                                          -----------  -----------   ----------
                                               476.5        645.5        389.3
                                          -----------  -----------   ----------

Deferred credits and other liabilities
   Deferred income taxes                       205.1        202.3        201.2
   Regulatory income tax liability              72.8         74.8         76.6
   Unamortized investment tax credits           41.9         42.7         43.0
   Other                                        76.3         66.4         64.7
                                          -----------  -----------   ----------
                                               396.1        386.2        385.5
                                          -----------  -----------   ----------

                                           $ 2,007.4    $ 2,137.2    $ 1,933.5
                                          ===========  ===========   ==========


The accompanying notes are an integral part of this statement.

Nicor Gas Company                                                       Page 5

Notes to the Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Weather insurance. On an interim basis, estimated weather insurance benefits are recorded based on a comparison of actual year-to-date degree days to an allocation of annual insured degree days. Second quarter and year-to-date operating revenues include $.4 million and $7.3 million of estimated insurance benefits that will partially reverse if the weather remains normal for the remainder of the year.

Depreciation. Depreciation is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries.

Gas in storage. Gas in storage injections and withdrawals are valued at cost on a last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

Receivable credit risk. Nicor Gas has a diversified customer base and prudent credit policies to mitigate risk. At June 30, 2000, approximately $34 million of Nicor Gas' accounts receivable balance was due from one natural gas marketing company. Appropriate financial assurance has been obtained for this receivable.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The company has substantially completed an evaluation of the statement, as amended, and plans to adopt it on January 1, 2001. Implementation is not expected to have a material impact on the company's financial condition or results of operations.

Derivative instruments are primarily utilized in the natural gas procurement function. Realized gains or losses are passed directly through to customers through operation of the company's Uniform Purchased Gas Adjustment Clause. As such, changes in the fair value of these derivative instruments will be deferred or accrued as a regulatory asset or liability until realized.

PERFORMANCE-BASED RATE PLAN

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs will be compared to a market-sensitive benchmark. Savings and losses relative to the benchmark will be shared equally with customers. After two years, the plan will be subject to Illinois Commerce Commission (ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. Nicor Gas recorded $1.0 million and $2.2 million of estimated PBR results as other income for the three- and six-month periods, respectively.

Nicor Gas Company                                                       Page 6

Notes to the Consolidated Financial Statements (Unaudited) (Concluded)

LONG-TERM DEBT

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

SUBSEQUENT EVENT

In July 2000, Nicor Gas sold real estate at a gain of $3.8 million, which will be included in other income during the third quarter of 2000.

Nicor Gas Company                                                       Page 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  should be read in conjunction  with the  Management's
Discussion  and  Analysis  section of the Nicor Gas 1999  Annual  Report on Form
10-K.

RESULTS OF OPERATIONS

Net income for the three and six months ended June 30, 2000, is $24.7 million and $58.7 million, respectively, compared with $20.5 million and $52.4 million, respectively, for the same periods in 1999. Improvements in both periods are primarily a result of increases in operating income and contributions from the gas cost performance-based rate plan.

Operating revenues. Operating revenues for the second quarter increased $58.7 million to $262.1 million due to higher natural gas prices, which are passed directly through to customers, and the impact of colder weather. Year-to-date operating revenues increased $118.4 million to $834.5 million as the impact of higher natural gas prices more than offset the effect of warmer weather. Year-to-date gas distribution revenues also include $7.3 million of estimated weather insurance benefits that will partially reverse if the weather remains normal for the rest of the year.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, increased for the three and six months ended June 30, 2000, by $ 7.1 million to $110.3 million and $11.9 million to $272.3 million, respectively. Improvements for both periods reflect income related to a significant construction project and customer additions. Quarter results also reflect the impact of colder weather. Although weather for the six-month period was warmer than last year, its adverse effect on operating results was more than offset by the company's weather insurance coverage in 2000. The insurance limits earnings volatility and ensures that the net impact of weather in 2000 will be an improvement over 1999.

Operating and maintenance. Operating and maintenance expense for the six-month period increased $1.5 million. Several factors, including the cost of weather insurance, more than offset the positive impact of lower retirement-benefit costs, which resulted principally from favorable pension fund investment returns.

Nonoperating items. Other income remained essentially unchanged for the quarter as the estimated gain from the company's performance-based rate (PBR) plan was offset by reduced interest income. For the year-to-date period, estimated PBR gains more than offset lower interest income.

In July 2000, Nicor Gas sold real estate at a gain of $3.8 million, which will be included in other income during the third quarter of 2000. The Company continues to assess its nonstrategic real estate holdings, and is evaluating the potential to maximize the value from these holdings through additional property sales or development over the next several years.

Interest on debt for the three- and six-month periods decreased due to lower interest rates in both periods and reduced average borrowings in the second quarter.

Nicor Gas Company                                                       Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating. Net cash flow from operating activities increased $19.3 million to $375.0 million for the six months ended June 30, 2000, due primarily to changes in working capital items. Working capital can swing sharply due to certain factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing. The company maintains short-term credit agreements with major domestic and foreign banks. At June 30, 2000, these agreements, which serve as backup for the issuance of commercial paper, totaled $275.0 million and the company had $25.0 million of commercial paper outstanding.

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% that matured in January 2000.

OTHER

New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The company has substantially completed an evaluation of the impact the statement will have on the company's financial condition and results of operations and has concluded that it will not be material. For further information see New Accounting Pronouncement on page 5.


Nicor Gas Company                                                       Page 9
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating results. Operating revenues, deliveries, customers and other statistics are presented below.

                                  Three months ended        Six months ended
                                       June 30                   June 30
                                 ---------------------     --------------------
                                   2000        1999          2000       1999
                                 ---------   ---------     ---------  ---------

Operating revenues (millions):
   Sales
     Residential                  $ 171.1     $ 128.2       $ 558.4    $ 472.4
     Commercial                      30.1        25.1         106.0      101.7
     Industrial                       4.3         3.2          15.4       15.0
                                 ---------   ---------     ---------  ---------
                                    205.5       156.5         679.8      589.1
                                 ---------   ---------     ---------  ---------
   Transportation
     Residential                      1.3          .3           2.2         .3
     Commercial                      15.6        13.8          40.4       36.3
     Industrial                      10.9         9.8          22.8       21.4
     Other                            1.4         1.1           3.7        2.2
                                 ---------   ---------     ---------  ---------
                                     29.2        25.0          69.1       60.2
                                 ---------   ---------     ---------  ---------
   Revenue taxes and other           27.4        21.9          85.6       66.8
                                 ---------   ---------     ---------  ---------
                                  $ 262.1     $ 203.4       $ 834.5    $ 716.1
                                 =========   =========     =========  =========

Deliveries (Bcf):
   Sales
     Residential                     28.7        26.3         118.9      126.7
     Commercial                       5.2         5.4          22.3       26.5
     Industrial                        .7          .6           3.4        4.2
                                 ---------   ---------     ---------  ---------
                                     34.6        32.3         144.6      157.4
                                 ---------   ---------     ---------  ---------
   Transportation
     Residential                       .5          .1           1.4         .1
     Commercial                      13.5        12.0          50.2       46.1
     Industrial                      37.2        41.0          81.4       87.0
                                 ---------   ---------     ---------  ---------
                                     51.2        53.1         133.0      133.2
                                 ---------   ---------     ---------  ---------
                                     85.8        85.4         277.6      290.6
                                 =========   =========     =========  =========

Customers at end of period (thousands):
   Sales
     Residential                  1,722.9     1,729.7
     Commercial                      93.0       104.2
     Industrial                       6.2         7.1
                                 ---------   ---------
                                  1,822.1     1,841.0
                                 ---------   ---------
   Transportation
     Residential                     55.9        17.0
     Commercial                      72.5        59.6
     Industrial                       7.7         6.9
                                 ---------   ---------
                                    136.1        83.5
                                 ---------   ---------
                                  1,958.2     1,924.5
                                 =========   =========

Other statistics:
   Degree days                        619         491         3,204      3,365
   Colder (warmer) than normal       (10)%       (29)%         (17)%      (13)%
   Average gas cost per Mcf sold   $ 3.80      $ 2.54        $ 3.44     $ 2.53

Nicor Gas Company                                                 Page 10

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) See Exhibit Index on page 12 filed herewith.

   (b) The company did not file a report on Form 8-K during the second quarter of 2000.

Nicor Gas Company                                                      Page 11

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Nicor Gas Company




Date   August 8, 2000               By    KATHLEEN L. HALLORAN
       --------------                     ---------------------------
                                          Kathleen L. Halloran
                                          Executive Vice President,
                                          Finance and Administration
                                          and Secretary

Nicor Gas Company                                                      Page 12

Exhibit Index

  Exhibit
  Number                          Description of Document

    12.01   Computation of Consolidated Ratio of Earnings to Fixed Charges.

    27.01   Financial Data Schedule.