Form 10-Q
period 2000-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2000-11-07
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended September 30, 2000


                                       or


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934





 Commission     Registrant, State of Incorporation,      I.R.S Employer
 File Number        Address and Telephone Number         Identification
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at October 31, 2000, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                                       Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statement of Operations:
            Three and nine months ended
            September 30, 2000 and 1999 ...................................  2

           Consolidated Statement of Cash Flows:
            Nine months ended
            September 30, 2000 and 1999 ...................................  3

           Consolidated Balance Sheet:
            September 30, 2000 and 1999, and
            December 31, 1999 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................  9


Part II - Other Information

   Item 1. Legal Proceedings .............................................. 13

   Item 6. Exhibits and Reports on Form 8-K ............................... 13

           Signature ...................................................... 14

           Exhibit Index .................................................. 15




Glossary

Degree day.....The  extent to which the daily average  temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days per year.
ICC............Illinois Commerce Commission, the agency that regulates investor-
               owned Illinois utilities.
Mcf, Bcf ......Thousand cubic feet, billion cubic feet.
PBR............Performance-based rate plan, a plan that provides economic incentives based on performance.

Nicor Gas Company                                                       Page 1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following condensed unaudited financial statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K.

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

Nicor Gas Company                                                       Page 2
-------------------------------------------------------------------------------

Consolidated Statement of Operations (Unaudited)
(millions)

                                  Three months ended        Nine months ended
                                     September 30             September 30
                                 --------------------     ---------------------
                                   2000       1999          2000        1999
                                 ---------  ---------     ---------   ---------

Operating revenues                $ 197.6    $ 161.8      $ 1,032.1    $ 877.9
                                 ---------  ---------     ---------   ---------

Operating expenses
   Cost of gas                       95.8       61.4         598.1       464.3
   Operating and maintenance         36.8       37.7         115.7       115.1
   Depreciation                      15.6       15.1          89.6        86.8
   Taxes, other than income taxes    13.5       12.2          82.4        74.7
   Other                            148.0          -         148.0           -
   Income tax expense (benefit)     (49.7)       9.6         (16.0)       39.7
                                 ---------  ---------     ---------   ---------
                                    260.0      136.0       1,017.8       780.6
                                 ---------  ---------     ---------   ---------

Operating income (loss)             (62.4)      25.8          14.3        97.3
                                 ---------  ---------     ---------   ---------

Other income (expense)
   Other, net                        10.2         .4          13.0         2.1
   Income taxes on other income      (4.0)       (.1)         (5.0)        (.7)
                                 ---------  ---------     ---------   ---------
                                      6.2         .3           8.0         1.4
                                 ---------  ---------     ---------   ---------

Interest expense
   Interest on debt, net of
     amounts capitalized             10.7        9.1          30.1        29.4
   Other                               .1         .3            .4          .1
                                 ---------  ---------     ---------   ---------
                                     10.8        9.4          30.5        29.5
                                 ---------  ---------     ---------   ---------
Net income (loss)                   (67.0)      16.7          (8.2)       69.2

Dividends on preferred stock           .1         .1            .3          .4
                                 ---------  ---------     ---------   ---------
Earnings (loss) applicable to
  common stock                     $(67.1)    $ 16.6        $ (8.5)     $ 68.8
                                 =========  =========     =========   =========


The accompanying notes are an integral part of this statement.




Nicor Gas Company                                                       Page 3
-------------------------------------------------------------------------------

Consolidated Statement of Cash Flows (Unaudited)
(millions)

                                                            Nine months ended
                                                              September 30
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
Operating activities
   Net income (loss)                                        $ (8.2)     $ 69.2
   Adjustments to reconcile net income (loss) to net
     cash flow provided from operating activities:
       Depreciation                                           89.6        86.8
       Deferred income tax expense (benefit)                 (14.4)        4.2
       Change in assets and liabilities:
         Receivables, less allowances                         95.3       123.2
         Gas in storage                                      (27.0)       46.5
         Deferred gas costs                                  (65.0)      (63.7)
         Accounts payable                                     63.1        64.5
         Postretirement benefits                             (21.1)      (12.9)
         Other                                                96.0       (16.3)
                                                          ---------   ---------
   Net cash flow provided from operating activities          208.3       301.5
                                                          ---------   ---------

Investing activities
   Capital expenditures                                      (87.8)      (83.7)
   Other                                                       5.2         (.4)
                                                          ---------   ---------
   Net cash flow used for investing activities               (82.6)      (84.1)
                                                          ---------   ---------

Financing activities
   Net proceeds from issuing long-term debt                   49.9        99.5
   Disbursements to retire long-term debt                    (50.0)     (155.7)
   Short-term borrowings (repayments), net                   (17.2)     (111.5)
   Dividends paid                                            (79.3)      (72.9)
   Other                                                       (.6)        (.5)
                                                          ---------   ---------
   Net cash flow used for financing activities               (97.2)     (241.1)
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents          28.5       (23.7)

Cash and cash equivalents, beginning of period                10.3        31.5
                                                          ---------   ---------

Cash and cash equivalents, end of period                    $ 38.8       $ 7.8
                                                          =========   =========

Supplemental information
   Income taxes paid, net of refunds                        $ 43.5      $ 44.5
   Interest paid, net of amounts capitalized                  31.2        30.3


The accompanying notes are an integral part of this statement.




Nicor Gas Company                                                        Page 4
--------------------------------------------------------------------------------

Consolidated Balance Sheet (Unaudited)
(millions)

                                   September 30  December 31  September 30
                                      2000          1999          1999
                                    ----------   -----------  -----------
             Assets

Gas distribution plant, at cost     $ 3,262.2     $ 3,200.3    $ 3,171.3
   Less accumulated depreciation      1,656.5       1,589.6      1,559.6
                                    ----------   -----------  -----------
                                      1,605.7       1,610.7      1,611.7
                                    ----------   -----------  -----------

Current assets
   Cash and cash equivalents             38.8          10.3          7.8
   Receivables, less allowances of
     $7.0, $6.1 and $6.3, respectively  221.2         316.5        112.9
   Gas in storage, at last-in,
     first-out cost                      49.1          22.1         59.0
   Deferred gas costs                    80.9          15.9         33.8
   Other                                 76.7          23.0         36.1
                                    ----------   -----------  -----------
                                        466.7         387.8        249.6
                                    ----------   -----------  -----------

Other assets                            154.5         138.7        134.2
                                    ----------   -----------  -----------

                                    $ 2,226.9     $ 2,137.2    $ 1,995.5
                                    ==========   ===========  ===========

 Capitalization and Liabilities

Capitalization
   Long-term debt                     $ 347.0       $ 421.7      $ 421.7
   Preferred stock                        8.0           8.5          8.5
   Common equity
     Common stock                        76.2          76.1         76.2
     Paid-in capital                    108.0         108.0        108.0
     Retained earnings                  398.6         491.2        486.2
                                    ----------   -----------  -----------
                                        937.8       1,105.5      1,100.6
                                    ----------   -----------  -----------

Current liabilities
   Long-term obligations due
     within one year                    125.5          50.5         50.5
   Short-term borrowings-Affiliates      40.0             -            -
                        -Other          245.6         302.8        103.0
   Accounts payable                     306.2         243.1        307.4
   Dividends payable                     27.1          22.1         25.2
   Other                                167.7          27.0         17.8
                                    ----------   -----------  -----------
                                        912.1         645.5        503.9
                                    ----------   -----------  -----------

Deferred credits and other liabilities
   Deferred income taxes                206.6         202.3        205.2
   Regulatory income tax liability       71.9          74.8         75.7
   Unamortized investment tax credits    41.5          42.7         42.7
   Other                                 57.0          66.4         67.4
                                    ----------   -----------  -----------
                                        377.0         386.2        391.0
                                    ----------   -----------  -----------

                                    $ 2,226.9     $ 2,137.2    $ 1,995.5
                                    ==========   ===========  ===========


The accompanying notes are an integral part of this statement.


Nicor Gas Company                                                       Page 5

Notes to the Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Weather insurance. On an interim basis, estimated weather insurance benefits are recorded based on a comparison of actual year-to-date degree days to an allocation of annual insured degree days. Year-to-date operating revenues include $7.3 million of estimated insurance benefits that will partially reverse if the weather remains normal for the remainder of the year.

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

Derivative instruments are primarily utilized in the natural gas procurement function. Realized gains or losses are passed directly through to customers through operation of the company's Uniform Purchased Gas Adjustment Clause
(PGA). As such, changes in the fair value of these derivative instruments will be deferred or accrued as a regulatory asset or liability until realized.

REGULATORY MATTERS

Performance-based rate plan. On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas' total gas supply costs will be compared to a market-sensitive benchmark. Savings and losses relative to the benchmark will be shared equally with customers. After two years, the plan will be subject to Illinois Commerce Commission (ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period, and results will likely vary from quarter to quarter. Nicor Gas recorded $5.4 million and $7.6 million of estimated PBR plan results as other income for the three- and nine-month periods, respectively.

Customer Select(R). Customer Select is a voluntary pilot program that offers a choice of natural gas suppliers to all commercial and industrial customers as well as 250,000 residential customers in 16 communities. A customer's choice of another natural gas commodity supplier has no direct impact on Nicor Gas' operating income because natural gas costs are passed directly through to customers without mark-up under the PGA. Nicor Gas continues to deliver the natural gas, read meters, maintain its distribution system, ensure safety and respond to service and emergency calls.

In September 2000, the ICC suspended for hearings Nicor Gas' request to permanently expand the Customer Select program to include all residential customers. The hearings may take up to 11 months to complete and are intended to examine concerns consumer groups have raised about the program. In the interim, the ICC has granted a company request to extend the existing pilot program for an additional year until April 30, 2002.

Nicor Gas Company                                                       Page 6

INCOME TAXES

The overall effective income tax rate for the 2000 periods varies from its customary level due to the effect of the unusual charge related to the mercury program described below. Excluding the mercury charge, federal and state income taxes were provided at Nicor Gas' more typical effective income tax rate of 37% for the three- and nine-month periods, respectively.

LONG-TERM DEBT

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11%. The issuance funded the redemption of $50 million of maturing unsecured 5.065% notes.

CONTINGENCIES

Mercury program. Nicor Gas has incurred, and expects to continue to incur, significant costs related to its historical use of mercury in various kinds of equipment.

Prior to 1961, gas regulators containing small quantities of mercury were installed in homes. The purpose of the regulators was to reduce the pressure of natural gas flow from the service line for use inside the home. During the third quarter of this year, the company learned that in certain instances some mercury was spilled or left in residences when the regulators were removed.

As a result, on September 6, 2000, Nicor Gas was named as a defendant in a civil lawsuit brought by the Illinois Attorney General and the States Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites which may have been affected by spills of mercury from company equipment. The Cook County, Illinois, Circuit Court hearing this action has entered two agreed preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until clean-up is completed, and to pay for medical screening of potentially affected persons. At this early stage of the process it is not possible to determine the likelihood that the plaintiffs will seek and obtain fines or penalties.

Nicor Gas is also the subject of an Administrative Order, and an amendment thereto, entered during the third quarter by the U.S. Environmental Protection Agency (EPA) pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liabilities Act. Pursuant to that order, the company is required, among other things, to develop and implement work plans to address mercury spills at recycling centers where mercury regulators may have been
taken,   at   company   reporting    centers,    and   at   other   large-volume
commercial/industrial sites where mercury manometers may have been used to measure gas pressure.

Pursuant to the injunctions and the EPA Administrative Order, Nicor Gas has initiated the work described above. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas expects to have called on every such home by December 31, 2000, although access to some homes may not be gained until a later date. Through November 5, 2000, approximately 780 homes have been found to have traces of mercury requiring clean-up.




Nicor Gas Company                                                       Page 7

Notes to the Consolidated Financial Statements (Unaudited) (Continued)

Nicor Gas has also inspected all of its reporting centers where equipment containing mercury was handled and has become aware of the presence of mercury at nine reporting centers. Cleaning is underway at those locations. In addition, the company is aware of four recycling centers where traces of mercury from regulators have been discovered and is cleaning up the mercury spills. The company has also inspected customer sites which use or previously used mercury manometers, and the company has identified and cleaned up all 12 such sites where mercury traces have been found.

As of September 30, Nicor Gas accrued $144.9 million to other current liabilities for estimated obligations related to the previously described work and for legal defense costs. As a result, and including amounts already spent, $148 million was charged to the company's income statement as other operating expense. The accrual represents management's best estimate based on an evaluation of currently available information. Actual costs incurred in the future may vary from this estimate. The company will reassess its estimated obligation at the end of each future accounting period and will record any resulting adjustment in such period. Any such adjustment could be material to operating results in the period in which it is recorded.

In addition to the matters described above, as of November 6, 2000, Nicor Gas has been named a defendant in three private lawsuits, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by the presence of mercury-containing regulators inside residences. One of the lawsuits involves five previous class actions that have been consolidated before a single judge in Cook County, Illinois, Circuit Court. At this early stage in the litigation, it is not possible to estimate what liability, if any, may result to the company from these lawsuits. While no amount has been recorded for this potential liability, a loss contingency for an unfavorable outcome of these lawsuits will be accrued if it becomes probable and can be reasonably estimated. Any such accrual could be material to operating results in the period in which it is recorded.

The company has certain insurance policies, and has notified its insurers of the claims. The company will vigorously pursue recovery of mercury-related costs pursuant to its insurance coverage. In addition, some of the removals of mercury-containing regulators were conducted by contractors working for the company. The company intends to vigorously pursue its indemnification and contribution rights against these contractors, as well as to seek insurance recoveries under its contractors' policies. At this early stage, it is not possible to estimate the likelihood that costs will be recovered from insurance carriers or other third parties related to the mercury spills, and therefore Nicor Gas has not recorded any such amounts as assets in its financial statements.

Nicor Gas will not seek recovery of the costs associated with these mercury spills from its customers, and any proceeds from insurance carriers or third parties will be retained by the company to offset costs incurred.

It is  management's  opinion,  taking  into  account the above  information  and uncertainties, including currently available information concerning the company's existing and potential obligations, insurance coverage, possible recoveries from other third parties and available financial resources, that costs associated with the mercury spills will not have a material adverse effect on the liquidity or financial position of the company.

Nicor Gas Company                                                       Page 8

Notes to the Consolidated Financial Statements (Unaudited) (Concluded)

Other. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters.

Current   environmental   laws  may  require  the  clean-up  of  certain  former
manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company has been recovering these costs from its customers.

On December 20, 1995, Nicor Gas filed suit in Cook County, Illinois, Circuit Court against certain insurance carriers seeking recovery of environmental clean-up costs of certain former manufactured gas plant sites. Nicor Gas has reached a settlement with one of the insurance carriers. In February 2000, the court dismissed the company's case on summary judgment motions by certain defendants. The company filed an appeal in March 2000. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Any recoveries will be refunded to the company's customers.

Although  unable  to  determine  the  outcome  of  these  other   contingencies,
management believes that appropriate accruals have been recorded. Final disposition of these other matters is not expected to have a material impact on the company's financial condition or results of operations.

Nicor Gas Company                                                       Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  should be read in conjunction  with the  Management's
Discussion  and  Analysis  section of the Nicor Gas 1999  Annual  Report on Form
10-K.

RESULTS OF OPERATIONS

Nicor Gas' net loss for the three and nine months ended September 30, 2000, was $67 million and $8.2 million, respectively, compared with net income of $16.7 million and $69.2 million, respectively, for the same periods in 1999.

An unusual charge of $148 million was recorded as other operating expense in the third quarter of 2000 related to the company's mercury inspection and repair program described on page 6. Net income excluding the unusual charge increased 34% and 17% to $22.3 million and $81.1 million for the three- and nine-month periods, respectively.

Operating revenues. Operating revenues for the third quarter increased $35.8 million to $197.6 million due to higher natural gas prices, which are passed directly through to customers. Year-to-date operating revenues increased $154.2 million to $1,032.1 million as the impact of higher natural gas prices more than offset the effect of warmer weather. Year-to-date gas distribution revenues also include $7.3 million of estimated weather insurance benefits. The insurance benefits will partially reverse if the weather is normal in the fourth quarter.

Margin. Margin, defined as operating revenues less cost of gas and revenue tax expense, which are both passed directly through to customers, was essentially unchanged for the three-month period and increased $12.1 million for the nine-month period to $365.1 million. Improvements in the year-to-date period reflect increased income from power-generation services and customer additions. Although weather for the nine-month period was warmer than last year, its adverse effect on operating results was more than offset by contributions from the company's weather insurance coverage in 2000. The coverage ensures that the net impact of weather in 2000 will be an improvement over 1999.

Operating and maintenance. Operating and maintenance expense for the three-month period decreased by $.9 million to $36.8 million and increased by $.6 million for the nine- month period to $115.7 million. Quarterly results reflect the positive impact of lower retirement-benefit costs, which resulted principally from favorable pension fund investment returns. Several factors, including weather insurance premiums, more than offset the positive impact of lower retirement-benefit costs during the nine-month period.

Other operating expense. Other operating expense in the current-year periods reflects estimated costs associated with the company's mercury inspection and repair program. Additional information about this program is presented under the heading Mercury Program on page 6.

Nonoperating items. Other income increased for both periods due to property sale gains and estimated performance-based rate (PBR) plan results.

Nicor Gas Company                                                      Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest on debt. Interest on debt for the three- and nine-month periods increased due to increased average borrowings.

Income taxes. During the 2000 periods, the effective tax rate varies from its customary level due to the effect of the mercury charge. For further information, see Income Taxes on page 6.

FINANCIAL CONDITION AND LIQUIDITY

Operating. Net cash flow from operating activities decreased $93.2 million to $208.3 million for the nine months ended September 30, 2000, due primarily to changes in working capital items. Working capital can swing sharply due to certain factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs and presently intends to finance the mercury program with short-term debt.

Financing. The company maintains short-term credit agreements with major domestic and foreign banks. At September 30, 2000, these agreements, which serve as backup for the issuance of commercial paper, totaled $275 million and the company had $245 million of commercial paper outstanding.

In January 2000, Nicor Gas issued $50 million of adjustable rate unsecured notes due in 2001 at an initial rate of 6.11%. The issuance funded the redemption of $50 million of maturing unsecured 5.065% notes.

FACTORS AFFECTING BUSINESS PERFORMANCE

Weather protection. Nicor Gas entered into an agreement with a third party designed to protect the company's 2001 earnings and cash flow if weather is warmer than 5,700 degree days, the same level as the current year's weather insurance policy. To partially offset the cost of this warm weather protection, Nicor Gas has also agreed to pay the third party if weather for 2001 is colder than 6,100 degree days, which is approximately normal for Nicor Gas' service territory. As a result, this weather hedge minimizes the earnings impact of large variations in weather.

Customer Select(R). During the third quarter of 2000, the Illinois Commerce Commission (ICC) suspended for hearings Nicor Gas' request to permanently expand the Customer Select program to include all residential customers. The hearings may take up to 11 months to complete and are intended to examine concerns consumer groups have raised about the program. In the interim, the ICC has granted a company request to extend the existing pilot program for an additional year until April 30, 2002. For further information see Customer Select on Page 5.

Higher natural gas prices. Natural gas prices have increased significantly during 2000. Changes in the price of natural gas have no direct impact on Nicor Gas' margin from gas deliveries since gas costs are passed directly through to customers under the company's Uniform Purchased Gas Adjustment Clause. Furthermore, while price fluctuations can affect accounts receivable collections, customer demand, company gas usage expenses and financing costs, any such impact has generally not been material. Higher natural gas prices also do not significantly affect Nicor Gas' PBR plan risks, since the PBR benchmark is tied to market prices.

Nicor Gas Company                                                       Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Mercury program. Future operating results may be impacted by adjustments to estimated mercury program costs or recoveries, and any such adjustments could be material. Additional information about this program is presented under the heading Mercury Program on page 6.

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

Nicor Gas Company                                                      Page 12
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

OPERATING STATISTICS

Changes in weather can materially affect operating statistics. Operating revenues, deliveries, customers and other statistics are presented below.

                                 Three months ended        Nine months ended
                                    September 30             September 30
                                --------------------     --------------------
                                  2000       1999          2000       1999
                                ---------  ---------     ---------  ---------

Operating revenues (millions):
   Sales
     Residential                 $ 133.2    $ 103.6       $ 691.6    $ 576.1
     Commercial                     20.3       16.3         126.4      118.0
     Industrial                      2.8        2.4          18.1       17.4
                                ---------  ---------     ---------  ---------
                                   156.3      122.3         836.1      711.5
                                ---------  ---------     ---------  ---------
   Transportation
     Residential                     1.8         .6           4.0         .9
     Commercial                     13.7       12.9          54.2       49.2
     Industrial                     12.8       11.2          35.6       32.6
     Other                            .9         .9           4.5        3.1
                                ---------  ---------     ---------  ---------
                                    29.2       25.6          98.3       85.8
                                ---------  ---------     ---------  ---------
   Other revenues
     Revenue taxes                   9.3        8.1          70.1       62.0
     Weather insurance                 -          -           7.3          -
     Chicago Hub                     1.6        3.2           3.9        5.1
     Other                           1.2        2.6          16.4       13.5
                                ---------  ---------     ---------  ---------
                                    12.1       13.9          97.7       80.6
                                ---------  ---------     ---------  ---------
                                 $ 197.6    $ 161.8      $ 1,032.1   $ 877.9
                                =========  =========     =========  =========

Deliveries (Bcf):
   Sales
     Residential                    15.4       15.1         134.3      141.9
     Commercial                      2.4        2.4          24.7       28.9
     Industrial                       .3         .5           3.8        4.6
                                ---------  ---------     ---------  ---------
                                    18.1       18.0         162.8      175.4
                                ---------  ---------     ---------  ---------
   Transportation
     Residential                      .5         .2           1.8         .2
     Commercial                     10.1        9.3          60.3       55.5
     Industrial                     40.3       42.4         121.7      129.4
                                ---------  ---------     ---------  ---------
                                    50.9       51.9         183.8      185.1
                                ---------  ---------     ---------  ---------
                                    69.0       69.9         346.6      360.5
                                =========  =========     =========  =========

Customers at end of period (thousands):
   Sales
     Residential                 1,726.3    1,733.7
     Commercial                     93.9      104.0
     Industrial                      6.2        7.0
                                ---------  ---------
                                 1,826.4    1,844.7
                                ---------  ---------
   Transportation
     Residential                    54.1       16.6
     Commercial                     70.6       58.4
     Industrial                      7.5        6.7
                                ---------  ---------
                                   132.2       81.7
                                ---------  ---------
                                 1,958.6    1,926.4
                                =========  =========

Other statistics:
   Degree days                        79         67         3,283      3,441
   Colder (warmer) than normal       (10)%      (24)%         (17)%      (13)%
   Average gas cost per Mcf sold  $ 5.20     $ 3.31        $ 3.63     $ 2.61







Nicor Gas Company                                                       Page 13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings, see Regulatory Matters on page 5 and Contingencies beginning on page 6, which are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   See Exhibit Index on page 15 filed herewith.

   (b) The company did not file a report on Form 8-K during the third quarter of 2000.

Nicor Gas Company                                                      Page 14

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Nicor Gas Company




Date   November 7, 2000             By    KATHLEEN L. HALLORAN
      ------------------                --------------------------------
                                          Kathleen L. Halloran
                                          Executive Vice President
                                          Finance and Administration
                                          and Secretary

Nicor Gas Company                                                      Page 15

Exhibit Index

  Exhibit
  Number                          Description of Document
  -------   ------------------------------------------------------------------

    12.01   Computation of Consolidated Ratio of Earnings to Fixed Charges.

    27.01   Financial Data Schedule.