Form 10-K405
period 2000-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2001-03-12
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Shares of common stock, par value $5, outstanding at February 28, 2001, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                                       Page i

Table of Contents

  Item No.

           Part I
   1.      Business .......................................................  1
   2.      Properties .....................................................  4
   3.      Legal Proceedings...............................................  4
   4.      Submission of Matters to a Vote of Security Holders.............  *

           Part II
   5.      Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................  4
   6.      Selected Financial Data ........................................  *
   7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  5
   7A.     Quantitative and Qualitative Disclosures about Market Risk...... 11
   8.      Financial Statements and Supplementary Data .................... 12
   9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure........................... 27

           Part III
   10.     Directors and Executive Officers of the Registrant.............   *
   11.     Executive Compensation.........................................   *
   12.     Security Ownership of Certain Beneficial Owners and Management.   *
   13.     Certain Relationships and Related Transactions.................   *

           Part IV
   14.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K..................................................  27
           Signatures...................................................... 29
           Supplemental Information........................................ 30
           Exhibit Index................................................... 31

* The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required item.


Glossary

Degree day.......The extent to which the daily average temperature falls below
                 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days.
FERC.............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
ICC..............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf...Thousand cubic feet, million cubic feet, billion cubic feet.
PBR..............Performance-based rate, a plan that provides economic incentives based on performance.
PGA..............Purchased Gas Adjustment, a rate mechanism designed to allow utilities, like Nicor Gas, to recover their gas costs without markup.

Nicor Gas Company                                                       Page 1

PART I

Item 1.  Business

Northern Illinois Gas Company (doing business as Nicor Gas Company), an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor Inc., a holding company. Certain terms used herein are defined in the glossary on page i.

GENERAL

Nicor Gas, a regulated natural gas distribution utility, is one of the nation's largest distributors of natural gas. The company serves nearly 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company's service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 2000, residential customers accounted for about 43 percent of natural gas deliveries, while commercial and industrial customers accounted for about 25 percent and 32 percent, respectively. The company's large residential customer base provides relative stability during weak economic periods. In addition, Nicor Gas' industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. See Operating Statistics on page 10 for operating revenues, deliveries and customers by customer classification.

Gas deliveries are seasonal since about one-half are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. To provide protection from the financial impact of unusually warm weather, Nicor Gas entered into an agreement with a third party designed to protect the company's 2001 earnings and cash flow if weather is warmer than 5,700 degree days, approximately the same level as actual degree days in 2000. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay the third party if weather for 2001 is colder than 6,100 degree days, which is approximately normal for Nicor Gas' service territory.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, less than 5 percent of the agreements will expire within five years. The company has approximately 2,200 employees.

CUSTOMER SERVICES

In addition to gas sales to all customer classes, Nicor Gas provides transportation service to commercial and industrial customers who purchase their own gas supplies. Beginning in 1999, the company's Customer Select(R) voluntary pilot program allowed residential customers in certain communities to choose their natural gas supplier. Nicor Gas supports customer choice and has filed with the Illinois Commerce Commission (ICC) to permanently expand the program to all of its customers. Additional information on the program is presented in Factors Affecting Business Performance beginning on page 7. Transportation customers have options that include the use of the company's storage system and the ability to choose varying supply backup levels and service options. The company receives a margin generally comparable to gas sales for transportation service with full supply backup.

In recent years, Nicor Gas has been pursuing several nontraditional activities. These activities include finding innovative ways to utilize its physical assets by providing natural gas storage and transmission-related services to marketers, other gas distribution companies and electric power generation facilities.


Nicor Gas Company                                                       Page 2

Item 1.  Business (continued)

SOURCES OF GAS SUPPLY

Nicor Gas purchases gas supplies in the open market by contracting directly with producers and marketers. Pipeline transportation and purchased storage services are contracted for at rates regulated by the Federal Energy Regulatory Commission (FERC). Firm pipeline capacity and purchased storage services held by the company that are temporarily not needed can be released in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company's cost of gas charged to customers.

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

Customers served under the company's transportation service tariffs purchase their own gas supplies. About one-half of the gas that the company delivered in 2000 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to seven interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts are with: Natural Gas Pipeline Company of America, which accounts for about two-thirds of the contracted capacity, Midwestern Gas Transmission Company and Northern Natural Gas Company. Nearly all of the contracted capacity will expire by 2004.

Storage. Nicor Gas owns and operates seven underground gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 140 Bcf of top storage capacity, the system is designed to meet about 55 percent of the company's peak day deliveries and approximately 30 percent of its normal winter deliveries. In addition to the company-owned facilities, Nicor Gas purchases about 40 Bcf of storage service. Storage provides supply flexibility, improves reliability of deliveries and allows the company to maintain rates that are among the lowest in the nation.

COMPETITION/DEMAND

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. Substantially all single-family homes in Nicor Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as

Nicor Gas Company                                                       Page 3

Item 1.  Business (concluded)

electricity and oil, based on such factors as price, service and reliability. Significant factors that impact demand for natural gas include weather, economic conditions and the price of gas relative to competitive fuels.

The energy industry has undergone fundamental changes over the past several years. In 1997, Illinois adopted legislation directing the process of deregulating the state's electric utility industry. All customers will be given a choice of electric supplier by 2002. While natural gas prices increased significantly in 2000, Nicor Gas has traditionally maintained a pricing advantage over electricity and expects to maintain an advantage in the foreseeable future.

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

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounted for approximately 70 percent of a typical residential customer's annual bill in the last three years. The company's cost of gas is passed on to the customer without markup.

Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect in 2000. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are shared equally with customers. After 2001, the ICC is required to review the plan. Additional information on the plan is presented in Factors Affecting Business Performance beginning on page 7.

Customer Select, a voluntary pilot program that offers customers a choice of natural gas suppliers, is in its fourth year. Additional information on the program is presented in Factors Affecting Business Performance beginning on page 7.

ENVIRONMENTAL MATTERS

For information on environmental  matters,  see Contingencies  beginning on page
24.

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

The principal real properties are held under easements, permits, or licenses or in fee. Land in fee is owned for essentially all administrative offices and for certain transmission mains and underground storage fields. Substantially all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

Item 3.     Legal Proceedings

See Contingencies beginning on page 24, which is incorporated herein by reference. One of the lawsuits referred to under Mercury Program involves five previous class actions that have been consolidated before a single judge. On March 7, 2001, the Circuit Court of Cook County entered an order dismissing the pending consolidated class action complaint without prejudice and allowing plaintiffs to file an amended consolidated class action complaint.

PART II

Item 5.     Market for  Registrant's  Common  Equity and Related  Stockholder
            Matters

All of the outstanding common stock of Nicor Gas is owned by Nicor Inc. There is no public trading market for the company's common stock. During 2000 and 1999, the company declared quarterly dividends on its common stock totaling $111 million and $99.6 million, respectively.

Nicor Gas Company                                                       Page 5

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas' operating results and financial condition from 1998 to 2000, and to discuss business trends and uncertainties that might affect Nicor Gas. Certain terms used herein are defined in the glossary on page i.


RESULTS OF OPERATIONS

Nicor Gas' net income for 2000 was $22.2 million compared with net income of $96.1 million in 1999. An unusual pretax charge of $148 million was recorded as other operating expense in the third quarter of 2000 related to the company's mercury inspection and repair program described beginning on page 24. Net income excluding the unusual charge increased 16 percent to $111.5 million in 2000 due to higher gas deliveries and contributions from the performance-based rate (PBR) plan for gas costs. Gas deliveries rose to 526 Bcf in 2000 compared with 508 Bcf in 1999 due to 8 percent colder weather and customer additions. Net income for 1999 increased $2 million to $96.1 million from the prior year due to higher deliveries of natural gas related primarily to 9 percent colder weather than the prior year. Results for both periods also include increased operating and maintenance expenses and depreciation.

Operating revenues. Operating revenues increased $557.5 million to $1,883.7 million in 2000 due to higher natural gas prices and related revenue taxes, which are both passed directly through to customers without markup, and increased natural gas deliveries. Operating revenues increased $97.2 million in 1999 to $1,326.2 million due to higher deliveries of natural gas and higher natural gas prices. Partially offsetting this increase was the impact of customers switching from sales to transportation service, which reduces revenue, but generally has no impact on margin.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, increased $19.4 million in 2000 to $506.6 million. Improvements reflect the impact of colder weather compared to 1999, customer additions and increased income from power-generation services. In 1999, margin increased $17.8 million to $487.2 million due primarily to colder weather compared to 1998.

Operating and maintenance. Operating and maintenance expense for 2000 increased by $7 million to $160.3 million. A larger provision for uncollectible accounts and weather insurance premiums contributed to the increase. In 1999, operating and maintenance expenses increased $8.5 million to $153.3 million due, in part, to higher information technology spending levels. Operating and maintenance expenses were offset by net pension credits of $19.9 million, $13.3 million and $14.7 million in 2000, 1999, and 1998, respectively. The increase in the 2000 credit resulted principally from favorable pension fund investment returns.

Other operating expense. Other operating expense in 2000 reflects estimated costs associated with the company's mercury inspection and repair program. Additional information about this program is presented under the heading Mercury program beginning on page 24.

Other income (expense). Other income increased $12.8 million in 2000 due to PBR plan results and property sale gains. In 1999, other income decreased $5.7 million as a result of a decline in property sale gains compared to 1998 and the write-off of software development costs.




Nicor Gas Company                                                       Page 6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest on debt increased 7 percent in 2000 to $43.3 million due to increased average borrowing levels compared to 1999. In 1999 interest on debt decreased 7 percent to $40.4 million due primarily to refinancing at lower interest rates and reduced average borrowing levels compared to the prior year. Other interest was lower in 1999 compared to 2000 and 1998, due to interest benefits on tax-related matters.

Income taxes. The lower-than-normal effective income tax rate of 23.6 percent in 2000 is due to the effect of the unusual charge related to the Mercury program described beginning on page 24. Excluding the mercury-related charge, the combined effective income tax rate was 37 percent, which is comparable to the 1999 and 1998 rates.


FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets and lines of credit.

Operating cash flows. Net cash flow provided from operating activities was $202.9 million, $170.9 million and $314.9 million in 2000, 1999 and 1998, respectively. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items because of factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Capital expenditures. Capital expenditures were $124.6 million in 2000 compared with $127.4 million in 1999 and $112.6 million in 1998. Capital expenditures were higher in 2000 and 1999 than in 1998 due primarily to enhancements to the company's operating system. Capital spending in 2001 is expected to be about $140 million. The estimated increase in capital expenditures for 2001 is related mostly to information technology projects and improvements to the company's operating system.

Financing activities. Nicor Gas has earned the highest long-term debt ratings given in the industry. The ratio of earnings to fixed charges in 2000 was negatively affected by the unusual mercury-related charge.

                                              2000      1999      1998
                                           ------------------------------
Long-term debt, net of current maturities,
    as a percent of capitalization            36.9%     38.2%     43.1%
Ratio of earnings to fixed charges             1.7       4.9       4.3

Long-term debt. At December 31, 2000, Nicor Gas had $250 million of First Mortgage Bonds remaining available for issuance under a December 1998 shelf registration filing. Net proceeds from securities issued are typically used for the refinancing of certain outstanding First Mortgage Bonds, construction programs to the extent not provided by internally generated funds, and general corporate purposes.

In February 2001, Nicor Gas issued $75 million of First Mortgage Bonds due in 2011 at 6.625%. A portion of the net proceeds replaced $50 million of 5.875% First Mortgage Bonds due May 1, 2000 that had been temporarily refinanced through the issuance of unsecured notes. The remainder of the net proceeds replenished a portion of corporate funds used previously to redeem $50 million of 8.25% First Mortgage Bonds due in 2024.

Nicor Gas Company                                                       Page 7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In January 2000, Nicor Gas issued $50 million of adjustable-rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% due in 2000.

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

Short-term debt. Nicor Gas maintains short-term lines of credit agreements with major domestic and foreign banks. At December 31, 2000, these agreements, which serve as backup for the issuance of commercial paper, totaled $315 million. The company had $315 million and $275 million of commercial paper outstanding at year-end 2000 and 1999, respectively.

Common and preferred stock. The company paid dividends of $106.4 million, $98.1 million and $107.9 million in 2000, 1999 and 1998, respectively.


FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor Gas.

Nicor Gas, a regulated natural gas distribution utility, serves nearly 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 2000, residential, commercial and industrial customers accounted for 43 percent, 25 percent and 32 percent of natural gas deliveries, respectively.

Weather. Since about one-half of gas deliveries are used for space heating, fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. Nicor Gas entered into an agreement with a third party designed to protect the company's 2001 earnings and cash flow if weather is warmer than 5,700 degree days, approximately the same level as actual degree days in 2000. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay the third party if weather for 2001 is colder than 6,100 degree days, which is approximately normal for Nicor Gas' service territory. As a result, this weather hedge limits the earnings impact of large variations in weather.

Demand and natural gas prices. In addition to the impact of weather, significant changes in economic conditions or natural gas prices can impact customer gas usage. However, Nicor Gas' large residential customer base provides relative stability during weak economic periods. Also, the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. Nicor Gas' growth in deliveries has traditionally come from a combination of customer additions and


Nicor Gas Company                                                       Page 8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

increased usage among existing commercial and industrial customers. Deliveries to power-generation facilities have also contributed to growth. While the company anticipates continued growth in deliveries attributable to these factors, a partial offset is expected as customers install more energy-efficient equipment.

Natural gas prices increased significantly during 2000. Changes in the price of natural gas have no direct impact on Nicor Gas' margin since gas costs are passed directly through to customers without markup under the company's Purchased Gas Adjustment (PGA). However, the unprecedented level of current gas prices will likely have an adverse effect on accounts receivable collections, customer demand, company gas usage expenses, financing costs and customer service expenses. In January 2001, Nicor Gas announced its intention to institute a 12-month budget plan to allow customers the opportunity to manage the effects of high winter bills. The new plan, which has been approved, will create a temporary lag in collections from participating customers, but provides for recovery of carrying costs.

Performance-based rate plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a benchmark tied to a market index. Savings and losses relative to the benchmark are shared equally with customers. Assuming a benchmark of $1 billion, each one-percent deviation from the benchmark would affect net income by about $3 million. After 2001, the ICC is required to review the plan. Transportation customers, who are responsible for their own gas supplies, are generally not affected by the PBR plan.

Generally, higher natural gas prices would not significantly affect PBR plan risk since the PBR benchmark is tied to market prices. However, the unprecedented high natural gas prices experienced at the end of 2000 and into 2001, combined with demand variability, may impact PBR plan results since any performance variance from the benchmark may be significantly greater in magnitude. The company has strategies in place to manage these risk factors. In addition, PBR plan results are shared equally with customers.

Competition. Nicor Gas competes with other energy suppliers based on such factors as price, service and reliability. The company is well positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels. In addition, the company has a rate which allows negotiation with potential bypass customers, and no customer has bypassed since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers flexibility and alternatives in rates and service, increasing its ability to compete in these markets.

Storage  and  supply.  Direct  connection  to  seven  interstate  pipelines  and extensive underground storage capacity provide the company and its transportation customers with flexibility and alternatives for gas supply procurement and storage services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

Unbundling. The company's voluntary pilot program, Customer Select(R), offers a choice of natural gas suppliers to all commercial and industrial customers and more than 270,000 residential customers in 16 communities. In the program's first three years, about 37 percent of eligible business customers and 22 percent of eligible residential customers signed up. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' operating income because natural gas costs are passed directly through to customers without markup under the PGA. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.


Nicor Gas Company                                                       Page 9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nicor Gas received approval in November 2000 to continue the current Customer Select pilot program for another year. The company's August 2000 filing with the ICC to permanently expand the Customer Select program to include all of its customers is currently in the public hearing process, which may take up to 11 months.

Nontraditional activities. In order to generate additional contributions to earnings growth, Nicor Gas continues to pursue several nontraditional activities, including the Chicago Hub, which provides interruptible transportation and storage service to interstate natural gas pipeline shippers. The Chicago area has become a major market hub for natural gas, and demand for storage- and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities is expected to increase significantly.

Nicor Gas is also developing the property surrounding its corporate headquarters, and the company continues to assess its other nonstrategic real estate holdings. The gas distribution property development project is expected to continue for a number of years.

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Significant changes in the regulatory environment could affect the longer-term performance of Nicor Gas.





Nicor Gas Company                                                  Page 10


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics

                                              2000       1999       1998
                                            ---------  ---------  ---------
Operating revenues (millions)
   Sales
     Residential                            $1,353.9   $  899.8    $ 813.6
     Commercial                                236.0      172.3      189.4
     Industrial                                 37.0       24.5       27.5
                                            ---------  ---------  ---------
                                             1,626.9    1,096.6    1,030.5
                                            ---------  ---------  ---------
   Transportation
     Residential                                 6.7        1.7          -
     Commercial                                 78.9       70.3       57.2
     Industrial                                 47.5       43.7       39.2
     Other                                       6.2        4.2        1.6
                                            ---------  ---------  ---------
                                               139.3      119.9       98.0
                                            ---------  ---------  ---------
   Other revenues
     Revenue taxes                             101.7       84.6       79.8
     Chicago Hub                                 6.3        6.0        4.1
     Other                                       9.5       19.1       16.6
                                            ---------  ---------  ---------
                                               117.5      109.7      100.5
                                            ---------  ---------  ---------
                                            $1,883.7   $1,326.2   $1,229.0
                                            =========  =========  =========

Deliveries (Bcf)
   Sales
     Residential                               219.0      209.0      192.4
     Commercial                                 38.4       39.8       44.3
     Industrial                                  6.2        6.1        7.1
                                            ---------  ---------  ---------
                                               263.6      254.9      243.8
                                            ---------  ---------  ---------
   Transportation
     Residential                                 4.4         .9          -
     Commercial                                 94.0       82.1       67.5
     Industrial                                163.9      170.2      175.7
                                            ---------  ---------  ---------
                                               262.3      253.2      243.2
                                            ---------  ---------  ---------
                                               525.9      508.1      487.0
                                            =========  =========  =========

Year-end customers (thousands)
   Sales
     Residential                             1,746.3    1,753.0    1,737.6
     Commercial                                 98.9      108.9      127.9
     Industrial                                  6.6        7.4        9.1
                                            ---------  ---------  ---------
                                             1,851.8    1,869.3    1,874.6
                                            ---------  ---------  ---------
   Transportation
     Residential                                52.8       16.2          -
     Commercial                                 68.7       57.2       35.9
     Industrial                                  7.4        6.6        5.0
                                            ---------  ---------  ---------
                                               128.9       80.0       40.9
                                            ---------  ---------  ---------
                                             1,980.7    1,949.3    1,915.5
                                            =========  =========  =========

Other statistics
   Degree days (normal 6,116)                  5,717      5,272      4,834
   Colder (warmer) than normal                    (7)%      (14)%      (21)%
   Average gas cost per Mcf sold              $ 4.80     $ 2.93     $ 2.76

Nicor Gas Company                                                      Page 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)


Market risk. Nicor Gas is generally not exposed to market risk caused by changes in commodity prices. This is due to current Illinois rate regulation governing the recovery of all prudently incurred natural gas supply costs from customers. Although the company has a PBR plan for natural gas costs, the plan does not expose the company to commodity price risk because actual gas costs are compared to a market-based benchmark as opposed to a fixed benchmark. Additional information about the PBR plan is presented on page 8. The company has established policies and procedures governing the management of commodity price risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee exists to oversee compliance with such policies and procedures.

The company is exposed to changes in interest rates, primarily as a result of its short- and long-term debt. The company manages its interest rate risk primarily by issuing long-term fixed-rate debt with varying maturities and refinancing certain debt. For further information about debt securities, interest rates and fair values, see the Consolidated Statements of Capitalization on page 17 and Fair Value of Financial Instruments and Short- and Long-Term Debt on page 20.

New accounting pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Nicor adopted this statement, as amended, on January 1, 2001. The initial application of the statement had no impact on the company's results of operations and no material impact on its financial condition. For further information, see Derivative Instruments beginning on page 20.

Mercury program. Future operating results may be impacted by adjustments to estimated mercury program costs or recoveries, and any such adjustments could be material. Additional information about this program is presented under the heading Mercury Program beginning on page 24, which is incorporated herein by reference. One of the lawsuits referred to therein involves five previous class actions that have been consolidated before a single judge. On March 7, 2001, the Circuit Court of Cook County entered an order dismissing the pending consolidated class action complaint without prejudice and allowing plaintiffs to file an amended consolidated class action complaint.


Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. In addition, the company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Although unable to determine the outcome of these contingencies, management believes that appropriate accruals have been recorded. Final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations. For further information, see Other beginning on page 25, which is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk above, which is incorporated herein by reference.

Nicor Gas Company                                                      Page 12

Item 8.     Financial Statements and Supplementary Data


                                                                          Page

Report of Independent Public Accountants................................... 13

Financial Statements:

   Consolidated Statements of Operations................................... 14

   Consolidated Statements of Cash Flows................................... 15

   Consolidated Balance Sheets............................................. 16

   Consolidated Statements of Capitalization............................... 17

   Consolidated Statements of Retained Earnings............................ 18

   Notes to the Consolidated Financial Statements.......................... 19

Nicor Gas Company                                                      Page 13

Report of Independent Public Accountants


To Northern Illinois Gas Company (Doing business as Nicor Gas Company):

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Gas Company (an Illinois corporation and a wholly owned subsidiary of Nicor Inc.) and subsidiary company as of December 31, 2000 and 1999, and the related consolidated statements of operations, retained earnings and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicor Gas Company and subsidiary company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule on page 28 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP
Chicago, Illinois
January 22, 2001




Nicor Gas Company                                                      Page 14


Consolidated Statements of Operations
(millions)


                                                   Year ended December 31
                                               --------------------------------
                                                 2000        1999       1998
                                               ---------   ---------  ---------

Operating revenues                             $1,883.7    $1,326.2   $1,229.0
                                               ---------   ---------  ---------

Operating expenses
   Cost of gas                                  1,277.1       756.2      681.5
   Operating and maintenance                      160.3       153.3      144.8
   Depreciation                                   128.1       123.9      120.8
   Taxes, other than income taxes                 117.5       101.1       96.4
   Other                                          148.0           -          -
   Income taxes                                    (1.0)       56.4       52.1
                                               ---------   ---------  ---------
                                                1,830.0     1,190.9    1,095.6
                                               ---------   ---------  ---------

Operating income                                   53.7       135.3      133.4
                                               ---------   ---------  ---------

Other income (expense)
   Other, net                                      20.3         (.9)       8.5
   Income taxes on other income                    (7.9)         .5       (3.2)
                                               ---------   ---------  ---------
                                                   12.4         (.4)       5.3
                                               ---------   ---------  ---------

Interest expense
   Interest on debt, net of amounts capitalized    43.3        40.4       43.4
   Other                                             .6        (1.6)       1.2
                                               ---------   ---------  ---------
                                                   43.9        38.8       44.6
                                               ---------   ---------  ---------

Net income                                         22.2        96.1       94.1

Dividends on preferred stock                         .4          .4         .4
                                               ---------   ---------  ---------

Earnings applicable to common stock              $ 21.8      $ 95.7     $ 93.7
                                               =========   =========  =========


The accompanying notes are an integral part of these statements.










Nicor Gas Company                                                      Page 15


Consolidated Statements of Cash Flows
(millions)


                                                   Year ended December 31
                                               --------------------------------
                                                 2000        1999       1998
                                               ---------   ---------  ---------
Operating activities
   Net income                                    $ 22.2      $ 96.1     $ 94.1
   Adjustments to reconcile net income to
     net cash flow provided from operating
     activities:
       Depreciation                               128.1       123.9      120.8
       Deferred income tax expense (benefit)      (42.6)          -        8.3
       Changes in assets and liabilities:
         Receivables, less allowances            (254.3)      (80.4)      85.3
         Gas in storage                             2.8        83.4       22.3
         Deferred/accrued gas costs               (33.3)      (45.8)       4.8
         Accounts payable                         303.6          .2       28.9
         Postretirement benefits                  (26.6)      (16.5)     (19.2)
         Accrued mercury-related costs             78.0           -          -
         Other                                     25.0        10.0      (30.4)
                                               ---------   ---------  ---------
   Net cash flow provided from operating
     activities                                   202.9       170.9      314.9
                                               ---------   ---------  ---------

Investing activities
   Capital expenditures                          (124.6)     (127.4)    (112.6)
   Other                                            5.3         1.7        8.4
                                               ---------   ---------  ---------
   Net cash flow used for investing activities   (119.3)     (125.7)    (104.2)
                                               ---------   ---------  ---------

Financing activities
   Net proceeds from issuing long-term debt        49.9        99.5       98.9
   Disbursements to retire long-term debt         (50.0)     (155.7)    (129.5)
   Short-term borrowings (repayments), net         52.8        88.3      (40.1)
   Dividends paid                                (106.4)      (98.1)    (107.9)
   Other                                            (.5)        (.4)       (.6)
                                               ---------   ---------  ---------
   Net cash flow used for financing activities    (54.2)      (66.4)    (179.2)
                                               ---------   ---------  ---------

Net increase (decrease) in cash and cash
   equivalents                                     29.4       (21.2)      31.5

Cash and cash equivalents, beginning of year       10.3        31.5          -
                                               ---------   ---------  ---------

Cash and cash equivalents, end of year           $ 39.7      $ 10.3     $ 31.5
                                               =========   =========  =========

Supplemental information
   Income taxes paid, net of refunds             $ 43.4      $ 57.3     $ 50.7
   Interest paid, net of amounts capitalized       44.0        40.0       61.2


The accompanying notes are an integral part of these statements.



Nicor Gas Company                                                    Page 16


Consolidated Balance Sheets
(millions)

                                                             December 31
                                                         --------------------
                                                           2000       1999
                                                         ---------  ---------
                         Assets

Gas distribution plant, at cost                          $3,292.8   $3,200.3
   Less accumulated depreciation                          1,692.0    1,589.6
                                                         ---------  ---------
                                                          1,600.8    1,610.7
                                                         ---------  ---------

Current assets
   Cash and cash equivalents                                 39.7       10.3
   Receivables, less allowances of $13.4 and $6.1,
     respectively                                           570.8      316.5
   Gas in storage, at last-in, first-out cost                19.3       22.1
   Deferred gas costs                                        49.2       15.9
   Deferred income taxes                                     60.8       14.6
   Other                                                      9.7        8.4
                                                         ---------  ---------
                                                            749.5      387.8
                                                         ---------  ---------
Other assets                                                170.3      138.7
                                                         ---------  ---------

                                                         $2,520.6   $2,137.2
                                                         =========  =========

             Capitalization and liabilities

Capitalization
   Long-term debt                                        $  347.1   $  421.7
   Preferred stock                                            8.0        8.5
   Common equity                                            586.1      675.3
                                                         ---------  ---------
                                                            941.2    1,105.5
                                                         ---------  ---------

Current liabilities
   Long-term obligations due within one year                125.5       50.5
   Short-term borrowings-Affiliates                          40.6       26.1
                        -Other                              315.0      276.7
   Accounts payable                                         546.7      243.1
   Accrued mercury-related costs                             78.0          -
   Other                                                     75.0       49.1
                                                         ---------  ---------
                                                          1,180.8      645.5
                                                         ---------  ---------

Deferred credits and other liabilities
   Deferred income taxes                                    210.2      202.3
   Regulatory income tax liability                           70.4       74.8
   Unamortized investment tax credits                        41.1       42.7
   Other                                                     76.9       66.4
                                                         ---------  ---------
                                                            398.6      386.2
                                                         ---------  ---------

                                                         $2,520.6   $2,137.2
                                                         =========  =========


The accompanying notes are an integral part of these statements.





Nicor Gas Company                                                      Page 17

Consolidated Statements of Capitalization
(millions, except share data)


                                                     December 31
                                        ---------------------------------------
                                               2000                 1999
                                        ------------------  -------------------

First Mortgage Bonds
   Maturity Interest rate
   -------  ---------
     2001     6.45%                      $ 75.0               $ 75.0
     2002     6.75                         50.0                 50.0
     2003     5.75                         50.0                 50.0
     2009     5.37                         50.0                 50.0
     2021     8.875                        50.0                 50.0
     2025     7.26                         50.0                 50.0
     2027     7.375                        50.0                 50.0
     2028     6.58                         50.0                 50.0
                                        --------            ---------
                                          425.0                425.0
   Less:  Amount due within one year       75.0                    -
          Unamortized debt discount,
            net of premium                  2.9                  3.3
                                        --------            ---------
                                          347.1    36.9 %      421.7    38.2 %
                                        --------            ---------

Other long-term debt
   Notes payable due 2000, 5.065%             -                 50.0
   Notes payable due 2001, at variable
     interest rate                         50.0                    -
   Less:  Amount due within one year       50.0                 50.0
                                        --------            ---------
                                              -       -            -       -
                                        --------            ---------

Preferred stock, cumulative, $100 par
 value, 800,000 shares authorized
     Redeemable preferred stock, 4.48%
       and 5.00% series, 71,000 shares
       outstanding in 2000 and 76,000
       shares outstanding in 1999           7.1                  7.6
     Less:  Amount due within one year       .5                   .5
                                        --------            ---------
                                            6.6      .7          7.1      .6
                                        --------            ---------

     Nonredeemable preferred stock,
       4.60% and 5.00% convertible
       series, 14,008 shares outstanding    1.4      .1          1.4      .1
                                        --------            ---------

Common equity
   Common stock, $5 par value,
     25,000,000 shares authorized,
     32,365 shares reserved for
     conversion and 15,232,414 shares
     outstanding                           76.1                 76.1
   Paid-in capital                        108.0                108.0
   Retained earnings                      402.0                491.2
                                        --------            ---------
                                          586.1    62.3        675.3    61.1
                                        --------   ----     ---------   ----
                                        $ 941.2   100.0 %   $ 1,105.5  100.0 %
                                        ========  ========  ========= =========


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                      Page 18


Consolidated Statements of Retained Earnings
(millions)


                                                   Year ended December 31
                                               --------------------------------
                                                 2000        1999       1998
                                               ---------   ---------  ---------

Balance at beginning of year                    $ 491.2     $ 495.1    $ 497.4

Net income                                         22.2        96.1       94.1
Dividends declared on common stock               (111.0)      (99.6)     (96.0)
Dividends declared on preferred stock               (.4)        (.4)       (.4)
                                               ---------   ---------  ---------

Balance at end of year                          $ 402.0     $ 491.2    $ 495.1
                                               =========   =========  =========


The accompanying notes are an integral part of these statements.





Nicor Gas Company                                                      Page 19

Notes to the Consolidated Financial Statements

Nicor Gas is one of the nation's largest distributors of natural gas, serving nearly 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

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

Regulation. Nicor Gas is regulated by the Illinois Commerce Commission (ICC) which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had net regulatory assets of about $4 million at December 31, 2000 and net regulatory liabilities of about $40 million at December 31, 1999.

Operating revenues and gas costs. Operating revenues are recorded when gas is delivered to customers. Revenue taxes billed to customers are classified as operating revenues and related taxes due as operating expenses. The cost of gas purchased, adjusted for inventory activity, is reflected in volumetric charges to customers through operation of the Purchased Gas Adjustment (PGA). Any difference between PGA revenues and recoverable gas costs is deferred or accrued with a corresponding decrease or increase to cost of gas. This difference is amortized as it is collected from or refunded to customers through the PGA.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The composite depreciation rate is
4.1 percent.

Income taxes. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Nicor Gas amortizes prior deferred income tax credits and excess deferred income taxes to income over the lives of the applicable properties.

Cash and cash equivalents. The company considers investments purchased with a maturity of three months or less to be cash equivalents.

Receivable credit risk. The company has a diversified customer base and prudent credit policies which mitigate risk.

Nicor Gas Company                                                      Page 20

DERIVATIVE INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The company adopted the statement, as amended, on January 1, 2001. The initial application of the statement had no impact on the company's results of operations and no material impact on its financial condition.

Derivative instruments are primarily utilized in the natural gas procurement function. Realized gains or losses are passed directly through to customers through operation of the company's PGA. As such, beginning in 2001, changes in the fair value of these derivative instruments are being deferred or accrued as a regulatory asset or liability until realized.

The company also holds weather derivative instruments to limit the earnings impact of weather fluctuations. For 2001, these instruments hedge the earnings impact related to weather warmer than 5,700 degree days or colder than 6,100 degree days. These weather derivative instruments are recorded using the intrinsic value method.

GAS IN STORAGE

Based on the average cost of gas purchased in December 2000 and 1999, the estimated replacement cost of inventory at December 31, 2000 and 1999, exceeded the last-in, first-out cost by $491.7 million and $172.4 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of long-term debt outstanding, including current maturities, also approximates fair value.

SHORT- AND LONG-TERM DEBT

The company maintains short-term lines of credit with major domestic and foreign banks. These lines, which serve as backup for the issuance of commercial paper, totaled $315 million at December 31, 2000. Commitment fees of up to .07 percent per annum were paid on these lines. All lines of credit have variable interest rate options tied to short-term markets.

The company had $315 million and $275 million of commercial paper outstanding with a weighted average interest rate of 6.5 percent and 5.9 percent at December 31, 2000 and 1999, respectively.

Bank cash balances averaged about $2 million during 2000, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First Mortgage Bonds are secured by liens on substantially all property.

Interest on debt was net of amounts capitalized of $.4 million, $.1 million and $.3 million in 2000, 1999 and 1998, respectively.

Nicor Gas Company                                                      Page 21

INCOME TAXES

The components of income tax expense (benefit) are presented below:

(millions)                                   2000       1999       1998
                                           ---------  --------  ----------
Current
    Federal                                $   44.8   $  47.7   $   40.3
    State                                       6.2       9.7        8.8
                                           ---------  ---------  ---------
                                               51.0      57.4       49.1
                                           ---------  ---------  ---------
Deferred
    Federal                                   (37.7)      (.4)       6.5
    State                                      (4.9)       .4        1.8
                                           ---------  ---------  ---------
                                              (42.6)        -        8.3
                                           ---------  ---------  ---------

Amortization of investment tax credits, net    (1.5)     (1.5)      (2.1)
                                           ---------  ---------  ---------

Income tax expense, net                    $    6.9   $  55.9    $  55.3
                                           =========  =========  =========

The temporary differences which gave rise to the net deferred tax liability at December 31, 2000 and 1999, are as follows:

(millions)                                             2000       1999
                                                      --------  ---------
Deferred tax liabilities
    Property, plant and equipment                     $ 215.1   $  221.3
    Employee benefits                                    24.1       15.2
    Other                                                12.5       11.8
                                                      --------   --------
                                                        251.7      248.3
                                                      --------   --------
Deferred tax assets
    Unamortized investment tax credits                   26.6       27.8
    Regulatory income tax liability                      17.4       18.6
    Accrued mercury-related costs                        30.9          -
    Other                                                27.4       14.2
                                                      --------   --------
                                                        102.3       60.6
                                                      --------   --------
Net deferred tax liability                            $ 149.4   $  187.7
                                                      ========   ========

The effective combined federal and state income tax rate was 23.6 percent, 36.8 percent and 37 percent in 2000, 1999 and 1998, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below:

(millions)                                   2000       1999       1998
                                           ---------- --------  ---------
Federal income taxes using statutory rate  $   10.1   $  53.2   $   52.3
State income taxes, net                         1.5       7.3        7.2
Tax credits                                    (2.4)     (2.4)      (2.4)
Excess deferred tax adjustment                 (2.4)     (2.1)      (1.8)
Other, net                                       .1       (.1)         -
                                           ---------- --------  ----------
Income tax expense, net                    $    6.9   $  55.9   $   55.3
                                           ========== ========  ==========

Nicor Gas Company                                                      Page 22

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to January 1, 1998 and provides health care and life insurance benefits to eligible retired employees. Certain employees' postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the components of the changes in the plans' benefit obligations and assets, and reconciles the funded status to the prepaid (accrued) benefit cost recorded in the financial statements at December 31:


                                Pension benefits         Other benefits
                              ----------------------  ---------------------
(millions)                       2000       1999        2000       1999
                               ---------- ----------  ---------- ----------
Change in benefit obligation
Benefit obligation at
  beginning of period         $   214.8   $  242.3    $  116.1   $  118.3
Service cost                        5.4        6.4         1.2        1.3
Interest cost                      15.3       15.7         8.4        7.7
Actuarial loss (gain)               7.3      (25.8)       (5.3)      (1.0)
Participant contributions             -          -          .7         .6
Plan amendments                     4.2          -           -          -
Benefits paid                     (29.7)     (23.8)       (8.5)     (10.8)
                               ---------- ----------  ---------- ----------
Benefit obligation at end of
  period                          217.3      214.8       112.6      116.1
                               ---------- ----------  ---------- ----------

Change in plan assets
Fair value of plan assets at
  beginning of period             445.3      401.7        19.4       16.6
Actual return on plan assets       72.1       67.1         3.2        2.8
Employer contributions              1.5         .3         7.8       10.2
Participant contributions             -          -          .7         .6
Benefits paid                     (29.7)     (23.8)       (8.5)     (10.8)
                               ----------- ----------  ---------- ----------
Fair value of plan assets at
  end of period                   489.2      445.3        22.6       19.4
                               ----------- ----------  ---------- ----------

Funded status                     271.9      230.5       (90.0)     (96.7)
Unrecognized net actuarial
  (gain) loss                    (134.1)    (114.4)       (4.7)       1.3
Unrecognized transition
  (asset) obligation               (4.8)      (8.6)       37.1       40.2
Unrecognized prior service cost     6.8        3.0           -          -
Other                                .1         .1         1.2        1.5
                               ---------- ----------  ---------- ----------
Prepaid (accrued) benefit cost $  139.9   $  110.6    $  (56.4)  $  (53.7)
                               ========== ==========  ========== ==========

Assumptions used in the computations included the following:

                                 Pension benefits           Other benefits
                              -----------------------  ----------------------
                                 2000        1999         2000       1999
                              ----------- -----------  ----------  ----------
Discount rate                     7.75%       7.50%       7.75%       7.50%
Expected return on plan assets    9.25        9.00        9.25        9.00
Rate of compensation increase     4.00        4.00        4.00        4.00

Nicor Gas Company                                                      Page 23

For measurement purposes, the health care cost trend rate for pre-Medicare benefits was assumed to be 6.5 percent for 2001, declining to 5 percent by 2004 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 5 percent.

Net periodic benefit cost (credit) included the following components:

                                   Pension benefits         Other benefits
                               -----------------------  ---------------------
(millions)                       2000    1999    1998    2000    1999    1998
                               ------- ------- ------- -------  ------ -------
Service cost                    $ 5.4   $ 6.4   $ 6.7   $ 1.2   $ 1.3   $ 1.3
Interest cost                    15.3    15.7    16.0     8.4     7.7     8.3
Expected return on plan
  assets                        (39.2)  (35.3)  (35.1)   (1.8)   (1.6)   (1.4)
Recognized net actuarial
  gain                           (5.8)   (1.8)   (4.7)      -       -       -
Amortization of unrecognized
  transition (asset) obligation  (3.8)   (3.8)   (3.8)    3.1     3.1     3.1
Amortization of prior
  service cost                     .4      .3      .4       -       -       -
                               ------- ------- ------- -------  ------ -------
Net periodic benefit cost
(credit)                       $(27.7) $(18.5) $(20.5) $ 10.9  $ 10.5  $ 11.3
                               ======= ======= ======= ======= ======= =======

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                          One-percent
                                                      ---------------------
(millions)                                            Increase  Decrease
                                                      --------  ---------
Effect on total of service and interest cost
  components                                          $   1.1   $    (.9)
Effect on benefit obligation                             11.3       (9.5)

The company also sponsors defined contribution plans covering substantially all employees. These plans provide for employer matching contributions. The total cost of these plans was $3.9 million, $3.7 million and $3.4 million in 2000, 1999 and 1998, respectively.

RELATED PARTY TRANSACTIONS`

At December 31, 2000, Nicor Gas had $40 million of short-term notes payable due to an affilliated financing company, Tropical Bahamas, LTD. Nicor Gas recorded $1 million of interest expense related to short-term borrowings from Tropical Bahamas, LTD in 2000. The Company also had $.6 million and $26.1 million of short-term notes payable due to Nicor Inc. at December 31, 2000 and 1999, respectively.

Nicor Gas enters into transactions to buy and sell natural gas with an affiliated wholesale natural gas marketing company, Nicor Enerchange, LLC. Such transactions are in the ordinary course of business at negotiated prices comparable to those available on the open market. Nicor Gas purchased $14.9 million of natural gas from and sold $24.2 million of natural gas to Nicor Enerchange, LLC in 2000.

REGULATORY MATTERS

Performance-based rate plan. On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are shared equally with customers. Nicor Gas recorded $12.2 million of PBR plan results as other income in 2000. After 2001, the plan will be subject to ICC review.


Nicor Gas Company                                                      Page 24

Notes to the Consolidated Financial Statements (continued)

Customer choice of commodity supplier. All industrial and commercial customers and about 14 percent of residential customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no impact on Nicor Gas' operating income because natural gas costs are passed directly through to customers without a markup under the PGA.

Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies. The company's August 2000 filing with the ICC to permanently expand its customer choice program to include all of its residential customers is currently in the public hearing process, which may take up to 11 months.

CONTINGENCIES

Mercury program. Nicor Gas has incurred, and expects to continue to incur, significant costs related to its historical use of mercury in various kinds of company equipment.

Prior to 1961, gas regulators containing small quantities of mercury were installed in homes. These gas regulators reduce the pressure of natural gas flow from the service line to the inside of the home. During the third quarter of 2000, the company learned that in certain instances some mercury was spilled or left in residences.

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit brought by the Illinois Attorney General and the State's Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of Cook County hearing this action has entered two agreed preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. It is not possible to determine the likelihood that the plaintiffs will seek and obtain fines or penalties.

Nicor Gas is also the subject of an Administrative Order, and an amendment thereto, issued during the third quarter of 2000 by the U.S. Environmental Protection Agency (EPA) pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liabilities Act. The order requires the company, among other things, to develop and implement work plans to address mercury spills at recycling centers where mercury regulators may have been taken, at company facilities where regulators and mercury may have been temporarily stored and at commercial/industrial sites where mercury-containing equipment may have been used in metering facilities.

Pursuant to the injunctions and the EPA Administrative Order, Nicor Gas has completed the work described above for all affected recycling centers and commercial/industrial sites, and cleaning is underway at company facilities. Potentially affected homes are being inspected using mercury vapor analyzers. By December 31, 2000, Nicor Gas had called on every such home, although it has been unable to gain access to some homes. Approximately 1,100 homes have been found to have traces of mercury requiring cleanup.

As of December 31, 2000, Nicor Gas accrued $78 million as a current liability for estimated obligations related to the previously described work and for legal defense costs. Including amounts already incurred, $148 million was charged to the company's income statement as other operating expense in the third



Nicor Gas Company                                                      Page 25

Notes to the Consolidated Financial Statements (continued)

quarter of 2000. The accrual represents management's best estimate of future costs based on an evaluation of currently available information, and actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Court of Cook County, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits involves five previous class actions that have been consolidated before a single judge. At this early stage in the litigation, it is not possible to estimate what liability, if any, may result to the company from these lawsuits. While no amount has been recorded for this potential liability, a loss contingency for an unfavorable outcome of these lawsuits will be accrued if it becomes probable and can be reasonably estimated. Any such accrual could be material to operating results in the period in which it is recorded.

The company has certain insurance policies, has notified its insurers, and will vigorously pursue recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors. At this early stage, it is not possible to estimate the likelihood that costs will be recovered from insurance carriers or other third parties related to the mercury spills, and therefore Nicor Gas has not recorded any such amounts as assets in its financial statements.

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

Current environmental laws may require the cleanup of certain former manufactured gas plant sites. To date, Nicor Gas has identified more than 40 properties for which it may, in whole or in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois EPA, which oversees the company's investigations and remedial actions. More detailed investigations and remedial activities have either been completed, are in progress or are being planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which could be significant. In accordance with ICC authorization, the company has been recovering these costs from its customers.

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites.

Nicor Gas Company                                                      Page 26

Notes to the Consolidated Financial Statements (concluded)

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

                                              Quarter ended
                                -------------------------------------------
(millions)                       Mar. 31    June 30   Sept. 30    Dec. 31
                                ---------- ---------- ---------- ----------
2000
    Operating revenues          $  572.4   $  262.1   $  197.6   $  851.6
    Operating income (loss)         44.2       32.5      (62.4)      39.4
    Net income (loss)               34.1       24.7      (67.0)      30.4

1999
    Operating revenues          $  512.6   $  203.4   $  161.8   $  448.3
    Operating income                42.9       28.6       25.8       38.0
    Net income                      31.9       20.5       16.7       27.0

Nicor Gas Company                                                      Page 27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1)  Financial Statements:

         See Item 8, Financial Statements and Supplementary Data, on page 12 filed herewith, for a list of financial statements.

     2)  Financial Statement Schedules:

         Schedule
          Number                                                         Page

                    Report of Independent Public Accountants              13
             II     Valuation and Qualifying Accounts                     28

         Schedules other than those listed are omitted because they are not applicable.

     3)  Exhibits Filed:

         See Exhibit Index beginning on page 31 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 2000.

Nicor Gas Company                                                      Page 28


Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

                                        Additions
                                   --------------------
                       Balance at  Charged to  Charged to              Balance
                       beginning   costs and    other        (a)       at end
   Description         of period   expenses    accounts    Deductions  of period
-------------------    --------    --------    --------    --------    --------

2000
-------

 Allowance
   for uncollectible
   accounts receivable  $ 6.1      $ 16.6         $ -       $ 9.3      $ 13.4


1999
-------

 Allowance
   for uncollectible
   accounts receivable  $ 6.1      $ 11.8         $ -      $ 11.8       $ 6.1


1998
-------

 Allowance
   for uncollectible
   accounts receivable  $ 7.6      $ 12.6         $ -      $ 14.1       $ 6.1


(a)  Accounts receivable written off, net of recoveries.




Nicor Gas Company                                                      Page 29

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Nicor Gas Company

Date  March 12, 2001                       By   KATHLEEN L. HALLORAN
                                                Kathleen L. Halloran
                                                Executive Vice President Finance
                                                and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2001.

             Signature                                    Title
-------------------------------------      ------------------------------------

          THOMAS L. FISHER
-------------------------------------
          Thomas L. Fisher                 Chairman, President and
   (Principal Executive Officer)           Chief Executive Officer

        KATHLEEN L. HALLORAN
-------------------------------------
        Kathleen L. Halloran               Executive Vice President Finance
(Principal Financial and Accounting        and Administration
              Officer)




ROBERT M. BEAVERS, JR.*                    Director

BRUCE P. BICKNER*                          Director

THOMAS A. DONAHOE*                         Director

JOHN E. JONES*                             Director

DENNIS J. KELLER*                          Director

WILLIAM A. OSBORN*                         Director

SIDNEY R. PETERSEN*                        Director

JOHN RAU*                                  Director

PATRICIA A. WIER*                          Director

                                         * By       JEFFREY L. METZ     .
                                                    Jeffrey L. Metz
                                                    (Attorney-in-fact)





Nicor Gas Company                                                      Page 30

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:

No annual report or proxy material has been sent to security holders as Nicor Gas is a wholly owned subsidiary of Nicor Inc.

Nicor Gas Company                                                      Page 31

Exhibit Index

Exhibit
Number                              Description of Document

  1.01 Underwriting agreement, dated January 25, 2001, between the company and ABN AMRO Incorporated.

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

Nicor Gas Company                                                      Page 32

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

  4.17 Supplemental Indenture, dated February 1, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.

            Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

 12.01      Computation of Consolidated Ratio of Earnings to Fixed Charges.

 23.01      Consent of Independent Public Accountants.

 24.01      Powers of Attorney.

Nicor Gas Company                                                      Page 33

Exhibit Index (concluded)

Exhibit
Number                              Description of Document

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