Form 10-Q
period 2001-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2001-05-09
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at April 30, 2001, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                                       Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statements of Operations:
            Three months ended
            March 31, 2001 and 2000 .......................................  2

           Consolidated Statements of Cash Flows:
            Three months ended
            March 31, 2001 and 2000 .......................................  3

           Consolidated Balance Sheets:
            March 31, 2001 and 2000, and
            December 31, 2000 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................  8


Part II - Other Information

   Item 1. Legal Proceedings .............................................. 11

   Item 6. Exhibits and Reports on Form 8-K ............................... 11

           Signature ...................................................... 12

           Exhibit Index .................................................. 13


Glossary

Degree day.....The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days.
ICC............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, Bcf ......Thousand cubic feet, billion cubic feet.
PBR............Performance-based rate, a plan that provides economic incentives based on performance.

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



Nicor Gas Company                                                       Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions)

                                                           Three months ended
                                                                 March 31
                                                           -------------------
                                                             2001       2000
                                                           --------   --------

Operating revenues                                         $1,344.0   $  572.4
                                                           --------   --------

Operating expenses
   Cost of gas                                              1,111.6      368.5
   Operating and maintenance                                   45.9       40.5
   Depreciation                                                54.5       52.9
   Taxes, other than income taxes                              69.9       46.7
   Income taxes                                                18.0       19.6
                                                           --------   --------
                                                            1,299.9      528.2
                                                           --------   --------

Operating income                                               44.1       44.2
                                                           --------   --------

Other income (expense)
   Other, net                                                   4.0        1.6
   Income taxes on other income                                (1.5)       (.6)
                                                           --------   --------
                                                                2.5        1.0
                                                           --------   --------

Interest expense
   Interest on debt, net of amounts capitalized                13.2       11.0
   Other                                                         .2         .1
                                                           --------   --------
                                                               13.4       11.1
                                                           --------   --------

Net income                                                     33.2       34.1

Dividends on preferred stock                                     .1         .1
                                                           --------   --------

Earnings applicable to common stock                          $ 33.1     $ 34.0
                                                           ========   ========


The accompanying notes are an integral part of these statements.





Nicor Gas Company                                                       Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                           Three months ended
                                                                 March 31
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
Operating activities
   Net income                                                $ 33.2     $ 34.1
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
       Depreciation                                            54.5       52.9
       Deferred income tax expense                             10.8          -
       Changes in assets and liabilities:
         Receivables, less allowances                         (87.9)      76.4
         Gas in storage                                         8.0       13.8
         Deferred/accrued gas costs                           177.9       26.1
         Accounts payable                                    (206.2)     (56.0)
         Temporary LIFO liquidation                           125.7      111.1
         Postretirement benefits                               (8.4)      (7.3)
         Other                                                 17.9       40.1
                                                           --------   --------
   Net cash flow provided from operating activities           125.5      291.2
                                                           --------   --------

Investing activities
   Capital expenditures                                       (24.2)     (26.8)
                                                           --------   --------
   Net cash flow used for investing activities                (24.2)     (26.8)
                                                           --------   --------

Financing activities
   Net proceeds from issuing long-term debt                    74.1       49.9
   Disbursements to retire long-term debt                     (50.0)     (50.0)
   Short-term borrowings (repayments), net                   (115.3)    (234.4)
   Dividends paid                                             (27.1)     (22.1)
                                                           --------   --------
   Net cash flow used for financing activities               (118.3)    (256.6)
                                                           --------   --------

Net (decrease) increase in cash and cash equivalents          (17.0)       7.8

Cash and cash equivalents, beginning of period                 39.7       10.3
                                                           --------   --------

Cash and cash equivalents, end of period                     $ 22.7     $ 18.1
                                                           ========   ========



The accompanying notes are an integral part of these statements.




Nicor Gas Company                                                      Page 4
------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                           March 31      December 31    March 31
                                             2001           2000          2000
                                           --------      -----------    --------
               Assets

Gas distribution plant, at cost           $ 3,314.5      $ 3,292.8     $ 3,223.4
   Less accumulated depreciation            1,745.1        1,692.0       1,639.8
                                          ---------      ---------     ---------
                                            1,569.4        1,600.8       1,583.6
                                          ---------      ---------     ---------

Current assets
   Cash and cash equivalents                   22.7           39.7          18.1
   Receivables, less allowances of $20.6,
     $13.4 and $8.1, respectively             658.7          570.8         240.1
   Gas in storage, at last-in,
        first-out (LIFO)                       11.3           19.3           8.3
   Deferred gas costs                             -           49.2             -
   Deferred income taxes                       50.9           60.8          15.1
   Other                                        8.8            9.7           9.7
                                          ---------      ---------     ---------
                                              752.4          749.5         291.3
                                          ---------      ---------     ---------

Other assets                                  168.0          170.3         129.7
                                          ---------      ---------     ---------

                                          $ 2,489.8      $ 2,520.6     $ 2,004.6
                                          =========      =========     =========

   Capitalization and Liabilities

Capitalization
   Long-term debt                         $   421.4      $   347.1     $   421.8
   Preferred stock                              8.0            8.0           8.5
   Common equity
     Common stock                              76.1           76.1          76.1
     Paid-in capital                          108.0          108.0         108.0
     Retained earnings                        413.1          402.0         496.1
                                          ---------      ---------     ---------
                                            1,026.6          941.2       1,110.5
                                          ---------      ---------     ---------

Current liabilities
   Long-term obligations
      due within one year                      75.5          125.5          50.5
   Short-term borrowings - Affiliates          40.3           40.6             -
                         - Other              200.0          315.0          68.4
   Accounts payable                           340.5          546.7         187.1
   Temporary LIFO liquidation                 125.7              -         111.1
   Accrued gas costs                          128.7              -          10.2
   Dividends payable                           22.1           27.1          29.1
   Accrued mercury-related costs               61.0           78.0             -
   Other                                       75.2           47.9          49.0
                                          ---------      ---------     ---------
                                            1,069.0        1,180.8         505.4
                                          ---------      ---------     ---------

Deferred credits and other liabilities
   Deferred income taxes                      212.1          210.2         203.8
   Regulatory income tax liability             69.4           70.4          73.8
   Unamortized investment tax credits          40.6           41.1          42.3
   Other                                       72.1           76.9          68.8
                                          ---------      ---------     ---------
                                              394.2          398.6         388.7
                                          ---------      ---------     ---------

                                          $ 2,489.8      $ 2,520.6     $ 2,004.6
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

PERFORMANCE-BASED RATE PLAN

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark and savings and losses relative to the benchmark are shared equally with customers. After 2001, the plan will be subject to Illinois Commerce Commission (ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. Nicor Gas recorded $2.5 million of estimated PBR results as pretax other income in the first quarter of 2001 compared to $1.2 million in the first quarter of 2000.

LONG -TERM DEBT

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

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit brought by the Illinois Attorney General and the State's Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of Cook County hearing this action has

Nicor Gas Company                                                       Page 6

Notes to the Consolidated Financial Statements (Unaudited) (continued)

entered two agreed preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. It is not possible to determine the likelihood that the plaintiffs will seek and obtain fines or penalties.

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

Pursuant to the injunctions and the EPA Administrative Order, Nicor Gas has completed the work described above for all affected recycling centers, commercial/industrial sites and company facilities. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas had called on every such home by December 31, 2000, although it still has been unable to gain access to some homes. Approximately 1,050 homes have been found to have traces of mercury requiring cleanup.

As of March 31, 2001, Nicor Gas had a $61 million current liability for estimated obligations related to the previously described work and for legal defense costs. The company charged $148 million to other operating expense in the third quarter of 2000. Through March 31, 2001 the company had incurred $87 million in costs associated with the company's inspection and repair program. The remaining liability represents management's best estimate of future costs based on an evaluation of currently available information, and actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

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

Nicor Gas Company                                                      Page 7

Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

Nicor Gas Company                                                      Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 2000 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the first quarter of 2001 was $33.2 million, compared with $34.1 million in 2000. Improved margin, due largely to colder weather and increased contributions from the company's performance-based rate plan were more than offset by higher operating and interest expenses for the most part attributable to higher natural gas prices.

Operating revenues. Operating revenues increased $771.6 million to $1,344.0 million in the first quarter from $572.4 million a year ago due to the impact of higher natural gas prices, which are passed directly through to customers without markup, and higher deliveries due to colder weather.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, increased $5.2 million to $167.2 million in the first quarter. The increase was primarily due to colder weather compared to last year, higher customer financing charges and larger contributions from gas supply-related services. Increased company natural gas usage costs attributable to significantly higher natural gas prices were detrimental to the current year's results. The positive contributions from colder weather on year-to-year operating results were partially offset by the impact of weather insurance benefits recorded last year.

Operating and maintenance. Operating and maintenance expenses increased $5.4 million in the first quarter to $45.9 million from $40.5 million in the prior year. The increase reflects increased bad debt expense and customer service costs resulting from higher natural gas prices.

Other income. Other income before taxes increased $2.4 million to $4.0 million in the first quarter. The improvement reflects a $2.5 million estimated gain from the company's performance-based rate plan compared to $1.2 million in the prior year.

Interest on debt. Interest on debt for the three-month period increased $2.2 million to $13.2 million due to increased average borrowings. Increased gas procurement costs contributed to the higher borrowing levels.


FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities decreased $165.7 million to $125.5 million in the first quarter from $291.2 million in the prior period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items due to such factors as weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing. Nicor Gas maintains short-term line of credit agreements with major domestic and foreign banks. At March 31, 2001, these agreements, which serve as backup for the issuance of commercial paper, totaled $305 million and the company had $200 million of commercial paper outstanding.


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

OTHER

Weather hedging. Beginning in 2000, Nicor Gas began hedging the impact of weather fluctuations. For 2001 Nicor Gas entered into an agreement with a third party to protect the company's earnings if weather is warmer than 5,700 degree days, which is about 7% warmer than normal. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay a third party if weather for 2001 is colder than 6,100 degree days, which is approximately normal. Under the terms of these agreements the maximum payout or receipt is limited to $17.5 million which is equivalent to approximately 900 degree days.



Nicor Gas Company                                                  Page 10




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)


OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.


                                                       Three months ended
                                                            March 31
                                                       -------------------
                                                         2001       2000
                                                       --------   --------
Operating revenues (millions)
   Sales
     Residential                                       $  993.2   $  387.3
     Commercial                                           188.5       76.0
     Industrial                                            29.9       11.0
                                                       --------   --------
                                                        1,211.6      474.3
                                                       --------   --------

   Transportation
     Residential                                            2.9         .9
     Commercial                                            27.8       24.8
     Industrial                                            12.0       11.9
     Other                                                  3.9        2.2
                                                       --------   --------
                                                           46.6       39.8
                                                       --------   --------

   Other revenues
     Revenue taxes                                         66.5       42.4
     Chicago Hub                                            2.8        1.3
     Weather insurance                                        -        6.9
     Other                                                 16.5        7.7
                                                       --------   --------
                                                           85.8       58.3
                                                       --------   --------
                                                       $1,344.0   $  572.4
                                                       ========   ========

Deliveries (Bcf)
   Sales
     Residential                                          102.4       90.2
     Commercial                                            19.3       17.2
     Industrial                                             3.1        2.6
                                                       --------   --------
                                                          124.8      110.0
                                                       --------   --------

   Transportation
     Residential                                            3.0         .9
     Commercial                                            40.9       36.7
     Industrial                                            39.7       44.2
                                                       --------   --------
                                                           83.6       81.8
                                                       --------   --------
                                                          208.4      191.8
                                                       ========   ========

Customers at end of period (thousands)
   Sales
     Residential                                        1,756.7    1,763.7
     Commercial                                           101.1      111.1
     Industrial                                             6.7        7.5
                                                       --------   --------
                                                        1,864.5    1,882.3
                                                       --------   --------

   Transportation
     Residential                                           51.3       16.0
     Commercial                                            67.2       56.0
     Industrial                                             7.3        6.5
                                                       --------   --------
                                                          125.8       78.5
                                                       --------   --------
                                                        1,990.3    1,960.8
                                                       ========   ========

Other statistics
   Degree days                                            3,104      2,585
   Colder (warmer) than normal *                           (2)%      (18)%
   Average gas cost per Mcf sold                         $ 8.88     $ 3.32



* The company holds weather derivitive instruments to limit the earnings impact of weather fluctuations. See Weather hedging on page 9.

Nicor Gas Company                                                      Page 11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 5, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   See Exhibit Index on page 13 filed herewith.

   (b) The company did not file a report on Form 8-K during the first quarter of 2001.

Nicor Gas Company                                                      Page 12

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Nicor Gas Company




Date   May 9, 2001                  By  /s/  KATHLEEN L. HALLORAN

                                             Kathleen L. Halloran
                                             Executive Vice President
                                             Finance and Administration

Nicor Gas Company                                                      Page 13

Exhibit Index

  Exhibit
  Number                          Description of Document

   10.01    2001 Incentive Compensation Plan.

   12.01    Computation of Consolidated Ratio of Earnings to Fixed Charges.






                                                             Nicor Gas Company
                                                             Form 10-Q
                                                             Exhibit 10.01



                                      2001
                      NICOR GAS INCENTIVE COMPENSATION PLAN


A. The 2001 Nicor Gas Incentive Compensation Plan is designed to link participant incentive compensation to the accomplishment of important objectives-both financial goals and defined strategic plans. It ties the pay an individual receives to his performance and that of the company. This plan is intended to provide a flexible framework for a performance bonus program for Nicor Gas.

B.  Purpose

    The purpose of this Plan is to provide an annual incentive plan which supports the longer-term strategic planning process. This is done by linking pay to the performance of tasks which focus on objectives of strategic importance. The Plan also encourages teamwork among officer areas and among line and staff groups.

C.  Eligible Group

    Officers of Nicor Gas in Salary Bands EX-1 or higher are eligible for participation. Participation should be limited to those employees in positions which enable them to make significant contributions to the performance and growth of the company.

D.  Components of Plan

    Compensation Objective
    Bonus Targets
    Performance Targets
    Goal Setting Guidelines
    Program Schedule
    Form of Payment

    Compensation Objective

    Base Salary + Bonus Target = Short-Term Compensation Objective

    An individual's short-term compensation objective will be based on salary plus a bonus, expected to be earned if agreed-upon performance targets are met. Under certain conditions, short-term compensation above or below targets may be paid.

    Standards for base salaries will be managed at the appropriate blend of general and industry quartile which will be determined by survey data. Bonus targets will be set based on the individual's job responsibilities and compensation objective, such that total compensation objectives are managed at the level as determined by the Compensation Committee to remain competitive.

    Bonus Target

    The bonus target amount varies according to pay, job responsibilities and ability to impact the organization. Higher responsibility and impact levels result in greater dollars at risk.

    Performance Targets

    Performance criteria focus on the achievement of agreed-upon and documented strategic goals. Performance targets may include measures of financial performance, defined group objectives or individual performance objectives. Each particular performance target will be assigned weighting reflected as a percentage of bonus target.

    Goal Setting Guidelines

    The most important aspect of this Plan will be in establishing effective goals. In addition to the goals which will be measured by company financial performance, realistic, operational management goals may be established. As well as being realistic, the goals should be measurable wherever possible by quantifiable performance criteria. It is recognized that measurement of some goals will require subjective assessments of performance. Goals must be consistent with the longer-term strategic plan.

    Amount of bonus payment for financial/budget related goals can vary above and below target based upon results achieved. For targets met, bonus amount will be 100% of bonus target. When targets are exceeded or are not reached, bonus will be proportionately more or less than the target.

    Project goals which are not quantifiable will be evaluated by the Nicor Gas CEO based on performance and will fall into one of six categories of achievement: unsatisfactory; less than expected, but more than unsatisfactory; less than expected, but satisfactory given facts and circumstances; expected; more than expected, but less than outstanding; and outstanding performance. Accordingly, performance at, below or above expected performance will result in awards relative to performance.

    The Compensation Committee may make appropriate upward or downward adjustments if, after taking into consideration all of the facts and circumstances of the performance period, it determines that adjustments are warranted.

    Plan Schedule

    The 2001 Nicor Gas Incentive Compensation Plan runs on a calendar year basis, with the strategic planning cycle and budgeting process the primary link to performance and bonus targets. Responsibility for determination of financial results will be with the Accounting Department. A program for review will be established and project or company goal performance will be reviewed at least twice each performance year.

    Year-end results should be available and evaluated in January of the following year. Following approval of the Compensation Committee and Board at the January meeting, bonuses will be payable to participants.

    Form of Payment

    All awards will be paid in cash, except that a participant in the Stock Deferral Plan may elect to defer up to 50% of their award into that plan. Deferral elections must meet the guidelines and timing of the Stock Deferral Plan to be effective. Appropriate taxes for the entire award amount will be withheld from the portion of the award being paid in cash.

E.  Integration with Existing Programs

    Base salaries will be managed with range bands at the appropriate blend of general and industry quartile for comparable positions, with total compensation objectives to be managed at a level appropriate with the performance of the company, as determined by the Compensation Committee. Salaries will be monitored each year and increases granted based on merit and range bands. Bonus targets will be set as a percentage of base salary. A change, other than the annual salary review, in the compensation objective will customarily occur during the year only through promotion to various levels, at which time the base salary and bonus target are also likely to change.

    Promotion of an employee during the year or reassignment to responsibilities in which new performance objectives apply will result in proration of the existing performance objectives and bonus target and assignment of new performance objectives and if appropriate, a new bonus target as the Compensation Committee shall determine.

    Promotion into an Executive Salary Band would create eligibility for bonus at an amount prorated, based on the effective date of the promotion.

    If a participant voluntarily terminates or is terminated for cause prior to the end of the performance period, then the participant will be entitled to no award. In the event a participant shall die, become disabled, or retire before the end of the performance period, an award is payable prorated or the Compensation Committee may authorize payment of an award to the participant, or beneficiary, in such other amount as the Committee deems appropriate.

F.  Responsibility

    Acceptance and success of this Plan will depend on documented, realistic goals that are fair, understandable and measurable. Considerable management focus and involvement will be required for goals to be established, communicated and monitored.

    The Human Resources Department will be responsible for the administration of the system for the company. This will include:

    1)  monitoring market salary and total compensation levels,

    2) recommending structural changes in base salary and compensation objective adjustments, and,

    3) assisting the Nicor Gas CEO in progress and exception reporting to the Compensation Committee.

    The Nicor Gas CEO shall be responsible for:

    1) reviewing market salary and compensation levels and approving recommendations before presentation to the Compensation Committee,

    2) approving structural changes in base salary and compensation objective adjustments before presentation to the Compensation Committee,

    3) recommending eligibility, performance targets and goals to the Compensation Committee,

    4) monitoring performance targets through the Accounting Department and other sources of necessary documentation,

    5)  communicating progress reports to the participants, and,

    6) reporting performance results and making award recommendations to the Compensation Committee.

    The company's 2001 Nicor Gas Incentive Compensation Plan and changes to its performance targets and measurement criteria will be reviewed and approved by the Compensation Committee.

    In establishing the actual bonus awards to be made, the Compensation Committee may take into account all of the facts and circumstances which exist during the year and may make appropriate upward or downward revisions in performance criteria, add or delete objectives, or change the relative percentages assigned to the various performance objectives.

G.  Amendment and Termination

    The Board of Directors may amend or terminate the Plan at any time without the consent of the participants. No such amendment or termination shall negatively impact any participant's amount which accrued under the Plan prior to the calendar year in which the amendment is made.
                                                NICOR Human Resources
                                                         March 2001










                                                                                   Nicor Gas Company
                                                                                   Form 10-Q
                                                                                   Exhibit 12.01


                                                Nicor Gas Company
                           Computation of Consolidated Ratio of Earnings to Fixed Charges
                                                   (thousands)




                                     Twelve
                                   months ended                   Year ended December 31
                                     March 31,    ----------------------------------------------------

                                       2001         2000       1999       1998       1997       1996
                                   ------------   --------   --------   --------   --------   --------
Earnings available to
   cover fixed charges:


   Net income                       $ 21,317      $ 22,184   $ 96,142   $ 94,119   $106,922   $107,106

   Add:  Income taxes                  6,133         6,832     55,896     55,299     64,714     63,579

         Fixed charges                46,531        44,281     38,914     44,870     46,886     46,747

         Allowance for funds used
          during construction           (357)         (363)      (118)      (269)       (11)        (5)
                                    --------      --------   --------   --------   --------   --------

                                    $ 73,624      $ 72,934   $190,834   $194,019   $218,511   $217,427
                                    ========      ========   ========   ========   ========   ========

Fixed charges:

   Interest on debt                 $ 44,620      $ 42,365   $ 39,245   $ 42,624   $ 45,246   $ 43,762

   Other interest charges and
    amortization of debt discount,
    premium, and expense, net          1,911         1,916       (331)     2,246      1,640      2,985
                                    --------      --------   --------   --------   --------   --------

                                    $ 46,531      $ 44,281   $ 38,914   $ 44,870   $ 46,886   $ 46,747
                                    ========      ========   ========   ========   ========   ========

Ratio of earnings to fixed charges      1.58          1.65       4.90       4.32       4.66       4.65
                                    ========      ========   ========   ========   ========   ========


