Form 10-Q
period 2001-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2001-08-01
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at June 30, 2001, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                                       Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statements of Operations:
            Three and six months ended
            June 30, 2001 and 2000 ........................................  2

           Consolidated Statements of Cash Flows:
            Six months ended
            June 30, 2001 and 2000 ........................................  3

           Consolidated Balance Sheets:
            June 30, 2001 and 2000, and
            December 31, 2000 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................  9


Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K ............................... 12

           Signature ...................................................... 13

           Exhibit Index .................................................. 14





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

Nicor Gas Company                                                       Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions)

                                     Three months ended      Six months ended
                                           June 30                June 30
                                     ------------------     ------------------
                                       2001      2000         2001      2000
                                     --------  --------     --------  --------

Operating revenues                   $  271.8  $  262.1     $1,615.9  $  834.5
                                     --------  --------     --------  --------

Operating expenses
   Cost of gas                          143.5     133.7      1,255.0     502.2
   Operating and maintenance             37.5      38.4         83.4      78.9
   Depreciation                          21.7      21.1         76.3      74.0
   Taxes, other than income taxes        23.9      22.4         93.9      69.1
   Income taxes                          13.4      14.0         31.3      33.6
   Other                                 (2.1)        -         (2.1)        -
                                     --------  --------     --------  --------
                                        237.9     229.6      1,537.8     757.8
                                     --------  --------     --------  --------

Operating income                         33.9      32.5         78.1      76.7
                                     --------  --------     --------  --------

Other income (expense)
   Other, net                             2.9       1.2          6.7       2.7
   Income taxes on other income          (1.1)      (.4)        (2.6)     (1.0)
                                     --------  --------     --------  --------
                                          1.8        .8          4.1       1.7
                                     --------  --------     --------  --------

Interest expense
   Interest on debt, net of amounts
     capitalized                         11.4       8.5         24.6      19.4
   Other                                   .2        .1           .3        .3
                                     --------  --------     --------  --------
                                         11.6       8.6         24.9      19.7
                                     --------  --------     --------  --------

Net income                               24.1      24.7         57.3      58.7

Dividends on preferred stock               .1        .1           .2        .2
                                     --------  --------     --------  --------

Earnings applicable to common stock  $   24.0  $   24.6     $   57.1  $   58.5
                                     ========  ========     ========  ========


The accompanying notes are an integral part of these statements.





Nicor Gas Company                                                       Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                            Six months ended
                                                                 June 30
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
Operating activities
   Net income                                             $   57.3    $   58.7
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
       Depreciation                                           76.3        74.0
       Deferred income tax expense                             9.9         (.4)
       Change in assets and liabilities:
         Receivables, less allowances                        220.1       124.8
         Gas in storage                                        4.8        10.7
         Deferred/accrued gas costs                          191.9       (25.6)
         Accounts payable                                   (323.9)       23.5
         Temporary LIFO liquidation                           29.1       105.7
         Postretirement benefits                             (16.7)      (14.4)
         Other                                                21.1        18.0
                                                          --------    --------
   Net cash flow provided from operating activities          269.9       375.0
                                                          --------    --------

Investing activities
   Capital expenditures                                      (62.4)      (56.0)
   Other                                                       (.1)         .3
                                                          ---------   --------
   Net cash flow used for investing activities               (62.5)      (55.7)
                                                          ---------   --------

Financing activities
   Net proceeds from issuing long-term debt                  123.5        49.9
   Disbursements to retire long-term debt                    (50.0)      (50.0)
   Short-term borrowings (repayments), net                  (265.6)     (277.8)
   Dividends paid                                            (49.2)      (51.2)
   Other                                                       (.5)        (.5)
                                                          --------    --------
   Net cash flow used for financing activities              (241.8)     (329.6)
                                                          --------    --------

Net decrease in cash and cash equivalents                    (34.4)      (10.3)

Cash and cash equivalents, beginning of period                39.7        10.3
                                                          --------    --------

Cash and cash equivalents, end of period                  $    5.3    $      -
                                                          ========    ========



The accompanying notes are an integral part of these statements.





Nicor Gas Company                                                       Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                            June 30    December 31    June 30
                                             2001         2000          2000
                                           ---------   -----------   ---------
                Assets

Gas distribution plant, at cost            $ 3,340.6    $ 3,292.8    $ 3,240.3
   Less accumulated depreciation             1,760.3      1,692.0      1,649.7
                                           ---------    ---------    ---------
                                             1,580.3      1,600.8      1,590.6
                                           ---------    ---------    ---------

Current assets
   Cash and cash equivalents                     5.3         39.7            -
   Receivables, less allowances of $17.8,
     $13.4 and $8.6, respectively              350.7        570.8        191.7
   Gas in storage,
     at last-in, first-out (LIFO)               14.5         19.3         11.4
   Deferred income taxes                        44.5         60.8         15.9
   Deferred gas costs                              -         49.2         41.5
   Other                                         8.9          9.7          8.2
                                           ---------    ---------    ---------
                                               423.9        749.5        268.7
                                           ---------    ---------    ---------
Other assets                                   181.8        170.3        148.1
                                           ---------    ---------    ---------
                                           $ 2,186.0    $ 2,520.6    $ 2,007.4
                                           =========    =========    =========


    Capitalization and Liabilities

Capitalization
   Long-term debt                          $   421.1    $   347.1    $   421.9
   Preferred stock                               7.5          8.0          8.0
   Common equity
     Common stock                               76.1         76.1         76.1
     Paid-in capital                           108.0        108.0        108.0
     Retained earnings                         437.2        402.0        520.8
                                           ---------    ---------    ---------
                                             1,049.9        941.2      1,134.8
                                           ---------    ---------    ---------

Current liabilities
   Long-term obligations
     due within one year                       125.5        125.5         50.5
   Short-term borrowing- Affiliates             40.0         40.6         25.0
                       - Other                  50.0        315.0            -
   Accounts payable                            222.8        546.7        266.6
   Accrued gas costs                           142.7            -            -
   Accrued mercury-related costs                54.2         78.0            -
   Temporary LIFO liquidation                   29.1            -        105.7
   Dividends payable                               -         27.1            -
   Other                                        68.0         47.9         28.7
                                           ---------    ---------    ---------
                                               732.3      1,180.8        476.5
                                           ---------    ---------    ---------

Deferred credits and other liabilities
   Deferred income taxes                       220.5        210.2        205.1
   Regulatory income tax liability              68.4         70.4         72.8
   Unamortized investment tax credits           40.1         41.1         41.9
   Other                                        74.8         76.9         76.3
                                           ---------    ---------    ---------
                                               403.8        398.6        396.1
                                           ---------    ---------    ---------
                                           $ 2,186.0    $ 2,520.6    $ 2,007.4
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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. FAS 141 is effective for business combinations completed after June 30, 2001 and FAS 142 is effective for fiscal year 2002. Implementation of these standards is not expected to have a material impact on the company's financial position or results of operations.

REGULATORY MATTERS

Performance-based rate plan. Under Nicor Gas' performance-based rate (PBR) plan, the company's total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are shared equally with customers. After 2001, the plan will be subject to Illinois Commerce Commission
(ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. Nicor Gas recorded $1.7 million and $4.2 million of estimated PBR results as pretax other income for the three- and six-month periods, respectively, compared to $1.0 million and $2.2 million in the prior year periods.

Customer choice of commodity supplier. In July 2001, the company received approval from the ICC to permanently expand the Customer Select(R) program to include all of its customers. The order is subject to rehearing by the ICC and possible appeal. The program is currently available to all industrial and commercial customers and about 14 percent of Nicor Gas' residential customers. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' distribution margin because natural gas costs are passed directly through to customers without a markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.






Nicor Gas Company                                                       Page 6

Notes to the Consolidated Financial Statements (Unaudited) (continued)

LONG-TERM DEBT

Nicor Gas has $350 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing.

In May 2001, Nicor Gas issued $50 million of First Mortgage Bonds due in 2016 at 7.2%. A portion of the net proceeds replenished corporate funds used previously to redeem $25 million of 6.25% First Mortgage Bonds due in 1999. The remainder of the net proceeds replenished a portion of corporate funds used previously to redeem $50 million of 8.25% First Mortgage Bonds due in 2024.

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

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit brought by the Illinois Attorney General and the State's Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of Cook County hearing this action has entered two preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. It is not possible to determine the likelihood that the plaintiffs will seek and obtain fines or penalties.

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

Pursuant to the injunctions and the EPA Administrative Order, Nicor Gas has completed the work described above for all affected recycling centers, commercial/industrial sites and company facilities. On July 12, 2001, Nicor Gas received a Notice of Completion letter from the EPA regarding this work

Nicor Gas Company                                                       Page 7

Notes to the Consolidated Financial Statements (Unaudited) (continued)

performed under the Section 106 Administrative Order. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas had called on every such home by December 31, 2000, although it still has been unable to gain access to some homes. Approximately 1,050 homes have been found to have traces of mercury requiring cleanup.

Nicor Gas charged $148 million to other operating expense in the third quarter of 2000 for estimated obligations related to the previously described work and for legal defense costs. Through June 30, 2001, the company has incurred $94 million in associated costs, leaving a $54 million current liability. The remaining liability represents management's best estimate of future costs based on an evaluation of currently available information, and actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Court of Cook County, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits involves five previous class actions that have been consolidated before a single judge. At this stage in the litigation, it is not possible to estimate what liability, if any, may result to the company from these lawsuits. While no amount has been recorded for this potential liability, a loss contingency for an unfavorable outcome of these lawsuits will be accrued if it becomes probable and can be reasonably estimated. Any such accrual could be material to operating results in the period in which it is recorded.

The company has certain insurance policies, has notified its insurers, and will vigorously pursue recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors. In the second quarter of 2001, Nicor Gas recovered, net of related expenses, $2.1 million from certain insurance carriers of the company and its independent contractors. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and therefore Nicor Gas has not recorded any such amounts as assets in its financial statements.

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

Manufactured gas plant sites. Current environmental laws may require cleanup of certain former manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. The majority of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental

Nicor Gas Company                                                       Page 8

Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company's case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In the second quarter of 2001, Nicor Gas reached a settlement with certain insurance carriers who were involved in this appeal. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Recoveries are refunded to the company's customers.

Since costs and recoveries relating to the cleanup of these manufactured gas plant sites are passed directly through to customers, the final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

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

RESULTS OF OPERATIONS

Net income for the three and six months ended June 30, 2001, was $24.1 million and $57.3 million, respectively, compared with $24.7 million and $58.7 million, respectively, for the same periods in 2000. Second quarter results for 2001 include a slight decrease in margin and higher interest expense compared to last year, which were somewhat offset by a net $2.1 million pretax credit for partial insurance recovery related to the company's mercury inspection and repair program. While margin increased for the year-to-date period, the improvement was more than offset by higher interest on debt and operating and maintenance expenses.

Operating revenues. Operating revenues increased $9.7 million to $271.8 million and $781.4 million to $1,615.9 million for the three- and six-month periods, respectively, due primarily to higher natural gas prices, which are passed directly through to customers without markup. For the quarter, the impact of higher natural gas prices was partially offset by the effect of warmer weather than in 2000.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, decreased in the second quarter to $108.6 million compared to $110.3 million a year ago. For the six months ended June 30, 2001, gas distribution margin increased to $275.8 million compared to $272.3 million in 2000. Positively affecting margin for both periods were higher customer financing charges and larger contributions from gas supply-related services. Both the three- and six-month comparisons were adversely affected by the higher cost of natural gas used to operate company equipment and facilities, customer conservation and the absence of income relating to a large construction project recorded in the second quarter of last year. The three-month comparison was also negatively impacted by lower deliveries due to warmer weather than a year ago, while the six-month comparison benefited from colder weather.

Operating and maintenance. Operating and maintenance expense for the six-month period increased $4.5 million to $83.4 million. The increase reflects higher bad debt and customer service expenses, resulting indirectly from higher natural gas prices, partially offset by lower retirement benefit costs this year.

Other income. Other income increased by $1.0 million to $1.8 million and $2.4 million to $4.1 million in the three- and six-month periods, respectively, due to improved results from the performance-based rate (PBR) plan and increased interest income from higher short-term investment balances.

Interest on debt. Interest expense for the three- and six-month periods increased due to higher average borrowing levels. Higher gas procurement costs, costs associated with the mercury inspection and repair program and a new customer deferred payment plan contributed to the higher borrowing levels.

Nicor Gas Company                                                 Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow from operating activities decreased $105.1 million to $269.9 million for the six months ended June 30, 2001, due primarily to changes in working capital items. Working capital can swing sharply due to certain factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities. The company maintains short-term line of credit agreements with major domestic and foreign banks. At June 30, 2001, these agreements, which serve as backup for the issuance of commercial paper, totaled $355 million and the company had $50 million of commercial paper outstanding.

Nicor Gas has $350 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing.

In May 2001, Nicor Gas issued $50 million of First Mortgage Bonds due in 2016 at 7.2%. A portion of the net proceeds replenished corporate funds used previously to redeem $25 million of 6.25% First Mortgage Bonds due in 1999. The remainder of the net proceeds replenished a portion of corporate funds used previously to redeem $50 million of 8.25% First Mortgage Bonds due in 2024.

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

OTHER

Weather hedging. Beginning in 2000, Nicor Gas began hedging the impact of significant weather fluctuations. For 2001 Nicor Gas entered into an agreement with a third party to protect the company's earnings if weather is warmer than 5,700 degree days, which is about 7 percent warmer than normal. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay this party if weather for 2001 is colder than 6,100 degree days, which is approximately normal. Under the terms of these agreements the maximum payout or receipt is limited to $17.5 million which is equivalent to approximately 900 degree days, or about 15 percent of normal.

Customer choice of commodity supplier. In July 2001, the company received approval from the ICC to permanently expand the Customer Select(R) program to include all of its customers. The order is subject to rehearing by the ICC and possible appeal. The program is currently available to all industrial and commercial customers and about 14 percent of Nicor Gas' residential customers. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' distribution margin because natural gas costs are passed directly through to customers without a markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Nicor Gas Company                                                   Page 11
----------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                  Three months ended         Six months ended
                                       June 30                   June 30
                                 --------------------      --------------------
                                   2001        2000          2001        2000
                                 --------    --------      --------    --------
Operating revenues (millions):
   Sales
     Residential                 $  171.3    $  171.1      $1,164.5    $  558.4
     Commercial                      33.5        30.1         222.0       106.0
     Industrial                       4.0         4.3          33.9        15.4
                                 --------    --------      --------    --------
                                    208.8       205.5       1,420.4       679.8
                                 --------    --------      --------    --------
   Transportation
     Residential                      2.0         1.3           4.9         2.2
     Commercial                      14.6        15.6          42.4        40.4
     Industrial                      11.0        10.9          23.0        22.8
     Other                            2.0         1.4           6.0         3.7
                                 --------    --------      --------    --------
                                     29.6        29.2          76.3        69.1
                                 --------    --------      --------    --------

   Other revenues
     Revenue taxes                   20.6        18.5          87.1        60.8
     Chicago Hub                      2.8         1.0           5.5         2.3
     Weather insurance                  -          .4             -         7.3
     Other                           10.0         7.5          26.6        15.2
                                 --------    --------      --------    --------
                                     33.4        27.4         119.2        85.6
                                 --------    --------      --------    --------
                                 $  271.8    $  262.1      $1,615.9    $  834.5
                                 ========    ========      ========    ========

Deliveries (Bcf):
   Sales
     Residential                     23.5        28.7         125.9       118.9
     Commercial                       5.0         5.2          24.3        22.3
     Industrial                        .7          .7           3.8         3.4
                                 --------    --------      --------    --------
                                     29.2        34.6         154.0       144.6
                                 --------    --------      --------    --------
   Transportation
     Residential                       .7          .5           3.8         1.4
     Commercial                      11.8        13.5          52.7        50.2
     Industrial                      31.5        37.2          71.1        81.4
                                 --------    --------      --------    --------
                                     44.0        51.2         127.6       133.0
                                 --------    --------      --------    --------
                                     73.2        85.8         281.6       277.6
                                 ========    ========      ========    ========

Customers at end of period (thousands):
   Sales
     Residential                  1,746.2     1,722.9
     Commercial                      97.5        93.0
     Industrial                       6.4         6.2
                                 --------    --------
                                  1,850.1     1,822.1
                                 --------    --------
   Transportation
     Residential                     63.3        55.9
     Commercial                      69.4        72.5
     Industrial                       7.4         7.7
                                 --------    --------
                                    140.1       136.1
                                 --------    --------
                                  1,990.2     1,958.2
                                 ========    ========

Other statistics:
   Degree days                        535         619         3,639       3,204
   Colder (warmer) than normal *    (22)%       (10)%          (5)%       (17)%
   Average gas cost per Mcf sold   $ 4.84      $ 3.80        $ 8.11      $ 3.44

* The company holds weather derivitive instruments to limit the earnings impact of weather fluctuations. See Weather hedging on page 10.




Nicor Gas Company                                                 Page 12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   See Exhibit Index on page 14 filed herewith.

   (b) The company did not file a report on Form 8-K during the second quarter of 2001.

Nicor Gas Company                                                      Page 13

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Nicor Gas Company




Date  August 1, 2001                   BY  /s/ KATHLEEN L. HALLORAN

                                          Kathleen L. Halloran
                                          Executive Vice President
                                          Finance and Administration

Nicor Gas Company                                                      Page 14

Exhibit Index

  Exhibit
  Number                          Description of Document
  -------   ------------------------------------------------------------------

   1.01 Underwriting agreement, dated May 17, 2001, between Nicor Gas and Wachovia Securities, Inc.

   4.01 * Supplemental Indenture, dated May 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 333-65486, Form S-3, Exhibit 4.18.)

   12.01    Computation of Consolidated Ratio of Earnings to Fixed Charges.


   * This exhibit has been previously filed with the Securities and Exchange Commission as an exhibit to registration statements or to other filings with the Commission and is incorporated herein as an exhibit by reference. The file number and exhibit number of the exhibit is stated, in parentheses, in the description of the exhibit.





                                                                    EXHIBIT 1.01

                          NORTHERN ILLINOIS GAS COMPANY
                                   $50,000,000
                              FIRST MORTGAGE BONDS
                          7.2% SERIES DUE MAY 15, 2016
                             UNDERWRITING AGREEMENT
                                                                  May 17, 2001
Wachovia Securities, Inc.
191 Peachtree Street, N.E.
Atlanta, GA  30303

Dear Sirs:

   Northern Illinois Gas Company, doing business as Nicor Gas Company (the "Company") proposes, subject to the terms and conditions stated herein and in the General Terms and Conditions of Underwriting Agreement in the form of Annex A hereto, a copy of which you have previously received, to issue and sell to you (the "Underwriter"), $50,000,000 aggregate principal amount of the Company's First Mortgage Bonds (the "Bonds"). All of the provisions of such General Terms and Conditions of Underwriting Agreement are incorporated herein by reference in their entirety, and shall be deemed to be a part of this Underwriting Agreement to the same extent as if such provisions had been set forth in full herein. Unless otherwise defined herein, terms defined in the General Terms and Conditions of Underwriting Agreement are used herein as therein defined.

   An amendment to the Registration Statement, or a supplement to the Prospectus, as the case may be, relating to the Bonds in the form heretofore delivered to you is now proposed to be filed or mailed for filing with the Commission. Such amendment or supplement sets forth the terms of the Bonds.

   Subject to the terms and conditions set forth herein, the Company agrees to issue and sell to the Underwriter, and the Underwriter agrees to purchase from the Company, all of the Bonds on the following terms and conditions:


   Aggregate principal amount of Bonds to
          be purchased: .................... $50,000,000

   Rate of interest per annum to be borne by
     the Bonds (payable semiannually): ..... 7.2% (such rate to be a multiple of .001%)

   Maturity date of the Bonds: ............. May 15, 2016

   Price to be paid to the Company for the
         Bonds: ............................ 99.005% of the principal amount of the Bonds plus accrued interest
                                             from date of Supplemental Indenture
                                             to the date of delivery of the
                                             Bonds.

   Initial public offering price
         of the Bonds: ..................... 99.755% of the
                                             principal amount of the Bonds plus
                                             accrued interest from date of
                                             Supplemental Indenture to the date
                                             of delivery of the Bonds. (If
                                             other, give details.)

   Place for delivery of Bonds: ............ The Depository Trust Company
                                             55 Water Street
                                             New York, New York  10004

   Date and time of Time of Delivery: ...... May 29, 2001 at 9:00 a.m.
                                             Chicago Time

   Place for checking Bonds on the business
         day prior to Time of Delivery: .... The Depository Trust Company
                                             55 Water Street
                                             New York, New York  10004


   Redemption and Sinking Fund: ............ The Bonds will be redeemable in whole at any time or
                                             in part from time to time, at a
                                             redemption price equal to the
                                             greater of (i) 100% of the
                                             principal amount of the Bonds to be
                                             redeemed or (ii) the sum of the
                                             present values of the remaining
                                             scheduled payments of principal and
                                             interest thereon (exclusive of
                                             interest accrued to the date of
                                             redemption) discounted, at the then
                                             current Treasury Rate (as defined
                                             in the Supplemental Indenture) plus
                                             25 basis points, to the date of
                                             redemption on a semiannual basis
                                             (assuming a 360-day year consisting
                                             of twelve 30-day months), plus in
                                             each case, accrued and unpaid
                                             interest on the principal amount
                                             being redeemed to the date of
                                             redemption.  No sinking fund will
                                             be provided.


   Address for notices per Section 12 of the
     General Terms and Conditions of
         Underwriting Agreement: ........... Wachovia Securities, Inc.
                                             191 Peachtree Street, N.E.
                                             Atlanta, GA  30303


      If the foregoing is in accordance with your understanding, please sign and return to us the enclosed counterparts hereof, whereupon it will become a binding agreement between the Underwriter and the Company in accordance with its terms.

                                          Very truly yours,

                                          NORTHERN ILLINOIS GAS COMPANY


                                          BY_________________________________

                                          TITLE: Vice President and Treasurer




The foregoing Underwriting Agreement is hereby confirmed and accepted as of the date first above written.


WACHOVIA SECURITIES, INC.


BY ___________________________________
TITLE:












                                                                         ANNEX A


                          NORTHERN ILLINOIS GAS COMPANY

                                   $50,000,000

                              FIRST MORTGAGE BONDS


            GENERAL TERMS AND CONDITIONS OF UNDERWRITING AGREEMENT


   Northern Illinois Gas Company, an Illinois corporation (the "Company"), proposes to enter into an Underwriting Agreement into which these General Terms and Conditions are incorporated by reference ( the "Underwriting Agreement") and, subject to the terms and conditions stated therein, to issue and sell to the underwriter or underwriters named in Schedule I to the Underwriting Agreement up to $50,000,000 aggregate principal amount of its First Mortgage Bonds (hereinafter called the "Bonds") under the registration statement referred to in Section 2(a) hereof. Such Bonds will be issued under the Company's Indenture dated as of January 1, 1954, to Continental Bank, National Association, Trustee (the "Trustee"), as supplemented by supplemental indentures dated February 9, 1954, April 1, 1956, June 1, 1959, July 1, 1960, June 1, 1963,
July 1, 1963, August 1, 1964, August 1, 1965, May 1, 1966, August 1, 1966, July
1, 1967, June 1, 1968, December 1, 1969, August 1, 1970, June 1, 1971, July 1,
1972, July 1, 1973, April 1, 1975, April 30, 1976, April 30, 1976, July 1, 1976,
August 1, 1976, December 1, 1977, January 15, 1979, December 1, 1981, March 1, 1983, October 1, 1984, December 1, 1986, March 15, 1988, July 1, 1988, July 1,
1989, July 15, 1990, August 15, 1991, July 15, 1992, February 1, 1993, March 15,
1993, May 1, 1993, July 1, 1993, August 15, 1994, October 15, 1995, May 10,
1996, August 1, 1996, June 1, 1997, October 15, 1997, February 15, 1998, June 1,
1998, February 1, 1999 and February 1, 2001, respectively, and as to be further supplemented by a Supplemental Indenture (the "Supplemental Indenture") which will be dated the first or fifteenth day of the calendar month in which the "Time of Delivery" (as hereinafter defined) falls, creating the series in which the Bonds are to be issued. Said Indenture as so supplemented is hereinafter called the "Indenture." The term "Underwriters" herein shall refer to the several persons, firms and corporations named in Schedule I to the Underwriting Agreement and the term "Representatives" herein shall refer to the Underwriters identified as the Representatives who are acting on behalf of the Underwriters (including themselves) in the Underwriting Agreement. All obligations of the Underwriters under the Underwriting Agreement are several and not joint. The terms "Underwriters", "Representatives", "persons", "firms" and "corporations" shall include the singular as well as the plural.

   The terms of the issuance of the Bonds shall be as specified in the Underwriting Agreement. The Underwriting Agreement shall constitute an agreement by the Company and the Underwriters to be bound by all of the provisions of these General Terms and Conditions of Underwriting Agreement, as follows:

   SECTION 1. Sale of Bonds. Sales of the Bonds will be made to the Underwriters, for whom the Representatives will act as such. The obligation of the Company to issue and sell any of the Bonds and the obligation of any of the Underwriters to purchase any of the Bonds shall be evidenced by the Underwriting Agreement. The Underwriting Agreement shall specify the aggregate principal amount of Bonds to be purchased, the rate and time of payment of interest to be borne by the Bonds, the maturity date of the Bonds, the price to be paid to the Company for the Bonds, the initial public offering price or other offering terms of such Bonds and the redemption prices and other special terms, if any, relating to the Bonds, the names of the Underwriters of such Bonds, the names of the Representatives of such Underwriters and the amount of Bonds to be purchased by each Underwriter, and, subject to the provisions of Section 3 hereof, shall set forth the date, time and manner of the delivery of such Bonds. The terms of the Bonds will be set forth in the Prospectus Supplement (as hereinafter defined). The Underwriting Agreement shall be in the form of an executed writing (which may be in counterparts) and may be evidenced by an exchange of telecopied communications or any other rapid transmission device to produce a written record of communications transmitted.

   SECTION 2. Representations and Warranties of the Company. The Company represents and warrants to, and agrees with, the several Underwriters that:


      (a) A registration statement on Form S-3 with respect to the Bonds, including a related preliminary prospectus, has been prepared by the Company in conformity with the requirements of the Securities Act of 1933, as amended (the "Act"), and the rules and regulations of the Securities and Exchange Commission (the "Commission") under the Act (the "Regulations"), and has been filed with the Commission on December 17, 1998 and, if one or more amendments to such registration statement, which may include an amended preliminary prospectus, have been filed with the Commission, such amendments have been similarly prepared; and such registration statement has become effective. Such registration statement, as amended to the date of the Underwriting Agreement, together with the prospectus supplement referred to below is hereinafter referred to as the "Registration Statement". Such prospectus as supplemented specifically relating to the Bonds and filed with the Commission under Rule 424(b) of the Act is hereinafter referred to as the "Prospectus". The Prospectus has been prepared by the Company in conformity with the requirements of the Act and the Regulations. Copies of the Registration Statement and any related prospectus have been delivered to the Representatives. As used herein, Registration Statement, Prospectus and preliminary prospectus shall include, in each case, the material incorporated therein pursuant to Item 12 of Form S-3 filed under the Securities Exchange Act of 1934 (the "1934 Act") on or prior to the date of the Underwriting Agreement, and "amended", "amendment" or "supplement" with respect to the Registration Statement or the Prospectus shall be deemed to include the filing by the Company of any document pursuant to Sections 13(a), 13(c), 14 or 15(d) of the 1934 Act after the date of the Underwriting Agreement.

      (b) The registration statement at the time it became effective, and the related Prospectus and any amendments and supplements thereto filed prior to the date of the Underwriting Agreement, conformed in all material respects to the provisions of the Act and the Trust Indenture Act of 1939, as amended (the "Trust Indenture Act") and the rules and regulations of the Commission thereunder, on the date of the Underwriting Agreement and at the Time of Delivery (referred to in Section 3) the Registration Statement, the Prospectus, and any amendments and supplements thereto, and the Indenture, will conform in all material respects to the Act, the Trust Indenture Act and the respective rules and regulations of the Commission thereunder; and at the time the registration statement became effective, the registration statement and related prospectus did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading; and at the date of this Underwriting Agreement and at the Time of Delivery, the Registration Statement and the Prospectus and any amendments and supplements thereto do not and will not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein not misleading; provided, however, that none of the representations and warranties in this subsection shall apply to statements in or omissions from the Registration Statement or Prospectus or any amendment or supplement thereto made in reliance upon and in conformity with information respecting the Underwriters furnished to the Company in writing by or on behalf of any Underwriter through the Representatives expressly for use in the Registration Statement or Prospectus.

      (c) The documents incorporated by reference into the Prospectus, at the time they were filed with the Commission, complied in all material respects with the requirements of the 1934 Act and the rules and regulations of the Commission thereunder (the "1934 Regulations"), and, at the date of this Underwriting Agreement and at the Time of Delivery, when read together with the Prospectus and any supplement thereto will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading, and any documents filed after the date of the Underwriting Agreement and so incorporated by reference in the Prospectus will, when they are filed with the Commission, comply in all material respects with the requirements of the 1934 Act and the 1934 Regulations, and when read together with the Prospectus and any supplement thereto will not contain an untrue statement of material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

      (d) Arthur Andersen LLP are independent public accountants with respect to the Company and its subsidiaries as required by the Act and the Regulations.

      (e) The financial statements included in the Registration Statement present fairly the financial position of the Company and its consolidated subsidiaries as of the dates indicated and the results of their operations for the periods specified, and said financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis during the periods involved.

      (f) The Company is a corporation in good standing, duly organized and validly existing under the laws of Illinois, and has due corporate authority to carry on the business in which it is engaged and to own and operate the properties used by it in such business as described in the Prospectus. The Company's subsidiary constitutes less than 5% of its consolidated assets and during the year ended December 31, 2000 contributed less than 5% of its consolidated annual operating revenues and net income, and the Company does not consider its subsidiary to be material.

      (g) The execution and delivery of the Underwriting Agreement have been duly authorized by the Company and the Underwriting Agreement constitutes a valid and legally binding obligation of the Company; the Bonds have been duly authorized, and when issued and delivered pursuant to the Underwriting Agreement and the Indenture, will have been duly executed, authenticated, issued and delivered and will constitute valid and legally binding obligations of the Company in accordance with their respective terms, entitled to the benefits provided by the Indenture; the Supplemental Indenture has been duly authorized in substantially the form filed as an exhibit to the Registration Statement and, when executed and delivered by the Company and the Trustee, will constitute a valid and legally binding instrument enforceable in accordance with its terms, except to the extent the enforceability of the Bonds and the Indenture may be limited by bankruptcy, insolvency, reorganization or other laws of general application relating to or affecting the enforcement of creditors' rights or general equity principles; and the Indenture and the Bonds as executed and delivered will conform in all material respects to the descriptions thereof in the Prospectus.

      (h) The issue and sale of the Bonds and the compliance by the Company with all of the provisions of the Bonds, the Indenture, and the Underwriting Agreement and the transactions contemplated thereby will not conflict with or result in any breach or violation of any of the provisions of, or constitute (disregarding any grace or notice period) a default under, or result in the imposition of any lien, charge or encumbrance upon any property or assets of the Company pursuant to the terms of, any other indenture, or any mortgage, loan agreement, contract, note, lease or other agreement or instrument to which the Company is a party or by which the Company may be bound or to which any of the property or assets of the Company is subject, nor will such action result in any violation of the provisions of the charter or by- laws of the Company or any statute or any order, rule or regulation applicable to the Company of any court or any federal, state or other regulatory authority or other governmental body having jurisdiction over the Company or any of its properties.

      (i) Since the respective dates as of which information is given in the Registration Statement and Prospectus and except as may otherwise be stated or contemplated therein; (i) there has not been any material adverse change in the condition, financial or otherwise, of the Company and its subsidiaries considered as one enterprise, or in the earnings, affairs, business prospects or properties of the Company and its subsidiaries considered as one enterprise, whether or not arising in the ordinary course of business or arising from any court or governmental action, order or decree, and (ii) there has been no transaction entered into by the Company or any subsidiary which is material to the Company and its subsidiaries considered as one enterprise, other than transactions in the ordinary course of business.

      (j) Except as set forth in the Prospectus, the Company, with minor exceptions, and subject to noncompliance with certain procedural and other requirements in the procurement and granting of gas franchises in a number of smaller municipalities formerly served by Mid-Illinois Gas Company, has statutory authority, franchises, licenses, rights-of-way, easements and consents, free from unduly burdensome restrictions and adequate for the conduct of the business in which it is engaged.

      (k) The Illinois Commerce Commission has entered an order authorizing the issue and sale of the Bonds by the Company upon terms consistent with the Underwriting Agreement, and no other consent, approval, authorization or other order or filing with any regulatory or governmental body is required for the issuance and sale of the Bonds and consummation of the transactions contemplated hereby, except such consents, approvals, authorizations, registrations or qualifications as may be required under state securities or Blue Sky laws in connection with the purchase and distribution of the Bonds by the Underwriters.

      (l) The Company is not in violation of its charter or, except as disclosed in the Prospectus, in default in the performance or observance of any obligation, agreement, covenant or condition contained in any contract, indenture, mortgage, loan agreement, note, lease or other instrument to which it is a party or by which it or its property is bound or affected which is material to the Company and its subsidiary considered as one enterprise.

      (m) Except as set forth in the Registration Statement and Prospectus, there are no legal or governmental proceedings pending to which the Company or its subsidiary is a party or of which any property of the Company or its subsidiary is the subject, and, to the best of the Company's knowledge, no such proceedings are threatened or contemplated by governmental authorities or threatened by others, other than proceedings which, if determined adversely to the Company and its subsidiary, would not individually or in the aggregate have a material adverse effect on the business, properties, financial position, net worth or results of operations of the Company and its subsidiary considered as a whole.

      (n) The Company has good and sufficient title to all property described or referred to in the Indenture and purported to be conveyed thereby (except property released from the lien of the Indenture in connection with the sale or other disposition thereof), subject only to the lien of the Indenture and to permitted liens as defined therein; the Indenture has been duly filed for recordation in such manner and in such places as is required by law in order to give constructive notice of, establish, preserve and protect the lien of the Indenture; the Indenture constitutes a valid, direct first mortgage lien, subject only to permitted liens, on substantially all property of the Company, except property expressly excepted by the terms of the Indenture; the Indenture will, when recorded or registered by the Company in accordance with its covenants under the Indenture, constitute a valid, direct first mortgage lien on all property of the character of that now subject to the lien of the Indenture hereafter acquired by the Company, subject only to permitted liens and to liens, if any, existing or placed on such after-acquired property at the time of the acquisition thereof;

   Any certificate signed by any officer of the Company and delivered to you or to Underwriters' counsel shall be deemed a representation and warranty by the Company to each Underwriter as to the statements made therein.

   SECTION 3. Purchase, Sale and Delivery of Bonds. Following the execution of the Underwriting Agreement, the several Underwriters propose to make a public offering of their respective portions of the Bonds as soon as in the Representatives' judgment it is advisable upon the terms and conditions set forth in the Prospectus Supplement.

   The Bonds to be purchased by each Underwriter pursuant to the Underwriting Agreement, in definitive form and registered in such names as the Representatives may request upon at least forty-eight hours' prior notice to the Company, shall be delivered by or on behalf of the Company to the Representatives for the respective accounts of the several Underwriters, against payment therefor as specified in the Underwriting Agreement in immediately available funds, at the office of Mayer, Brown & Platt, 190 South LaSalle Street, Chicago, Illinois 60603 (except as hereinafter provided with respect to delivery of such Bonds), at the time and date specified in the Underwriting Agreement or at such other place and time and date as the Representatives and the Company may agree upon in writing, such time and date being herein called the "Time of Delivery". If specified by the Representatives in the Underwriting Agreement, delivery of the Bonds will be made at the Time of Delivery at such place in New York, New York as shall have been so specified against payment therefor in Chicago as aforesaid.


   SECTION 4. Covenants of the Company. The Company covenants with each Underwriter that:

      (a) The Company will notify the Representatives immediately and confirm the notice in writing (i) of the receipt of any request by the Commission for any amendment or supplement to the Registration Statement or the Prospectus or any amendment or supplement thereto or for additional information, and
   (ii) of the issuance by the Commission of any stop order suspending the effectiveness of the Registration Statement or of the initiation or threatened initiation of any proceedings for that purpose or of the suspension or threatened suspension of the qualification of the Bonds for offering or sale in any jurisdiction. The Company will make every reasonable effort to prevent the issuance by the Commission of any stop order and, if any such stop order shall at any time be issued, to obtain the lifting thereof at the earliest moment.

      (b) The Company will not file any amendment to the Registration Statement or any amendment or supplement to the Prospectus (including a prospectus filed pursuant to Rule 424 and including documents deemed to be incorporated by reference into the Prospectus) without first having furnished the Representatives with a copy of the proposed form thereof and given the Representatives a reasonable opportunity to review and comment respecting the same and having given reasonable consideration to any comments or objections made by the Representatives.

      (c) The Company will deliver to each of the Representatives, as soon as available, one signed copy of the Registration Statement as originally filed and of each amendment thereto, including, in each case, documents incorporated by reference into the Registration Statement and one set of exhibits thereto (other than exhibits incorporated by reference which will be furnished upon specific request), and will also deliver to the Representatives a reasonable number of conformed copies of the Registration Statement as originally filed and of each amendment and post-effective amendment thereto including such incorporated documents (without exhibits) for each of the Underwriters.

      (d) The Company will deliver to each Underwriter from time to time during the period when a prospectus is required to be delivered under the Act such number of copies of the Prospectus (as amended or supplemented and including incorporated documents) as the Representatives may reasonably request for the purposes contemplated by the Act or the Regulations; provided, however, that the delivery of copies of the Prospectus (as amended or supplemented and including incorporated documents) more than nine months after the date of the Underwriting Agreement shall be at the expense of the Underwriter requesting such delivery.

       (e) During the period when a prospectus is required to be delivered under the Act, the Company will comply so far as it is able, and at its own expense (for a period not to exceed nine months), with all requirements imposed upon it by the Act, and by Sections 13 and 14 of the 1934 Act, as now or hereafter amended, and by the Regulations, as from time to time in force, so far as necessary to permit the continuance of sales of or dealing in the Bonds during such period in accordance with the provisions hereof and of the Prospectus.

      (f) If any event shall occur as a result of which it is necessary, in the opinion of counsel for the Company and of Underwriters' counsel, to amend or supplement the Prospectus in order to make the Prospectus not misleading in the light of the circumstances existing at the time it is delivered to a purchaser, or if it is necessary to amend or supplement the Prospectus to comply with law, the Company will forthwith prepare and furnish to the Underwriters, without expense to them except as otherwise provided in subsection (d) of this Section 4, a reasonable number of copies of an amendment or amendments or a supplement or supplements to the Prospectus (in the form referred to in subsection (b) of this Section 4) which will amend or supplement the Prospectus so that as amended or supplemented it will not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements therein not misleading, or so that the Prospectus will comply with law. For the purposes of this subsection, the Company will furnish such information as the Representatives may from time to time reasonably request.

      (g) The Company will endeavor in good faith, in cooperation with the Underwriters, to qualify the Bonds for offering and sale under the applicable securities laws of such jurisdictions as the Representatives may designate; provided, however, that the Company shall not be obligated to file any general consent to service or to qualify as a foreign corporation or as a dealer in securities in any jurisdiction in which it is not so qualified. In each jurisdiction where any of the Bonds shall be qualified as above provided, the Company will make and file such statements and reports in each year as are or may be reasonably required by the laws thereof.

      (h) The Company will make generally available to its security holders as soon as practicable, but not later than 75 days after the close of the period covered thereby, an earnings statement (in form complying with the provisions of Section 11 (a) of the Act and the Regulations thereunder (including, at the option of the Company, Rule 158), which need not be certified by independent public accountants unless required by the Act or the Regulations), covering a twelve-month period beginning on the first day of the calendar quarter following the Time of Delivery.

      (i) The Company agrees that it will not publicly offer or sell any intermediate or long-term debt between the date of the Underwriting Agreement and Time of Delivery without the prior written consent of the Representatives.


   SECTION 5. Payment of Expenses. The Company will pay all expenses incident to the performance of its obligations under the Underwriting Agreement, including
(i) the printing and filing by the Company of the registration statement and the printing of the Underwriting Agreement, any Agreement Among Underwriters, any Selling Agreement, the Supplemental Indenture and the Underwriters' Questionnaire, (ii) the authorization, issuance and delivery of the Bonds to the Underwriters, including the printing and engraving of the Bonds, and all taxes, if any, upon the issuance and sale of the Bonds to the Underwriters, (iii) the qualification of the Bonds under the securities laws of the various jurisdictions in accordance with the provisions of subsection (g) of Section 4, including filing fees and fees and disbursements of Underwriters' counsel in connection with such qualification and in connection with the preparation of the Blue Sky Survey (such fees of Underwriters' counsel not to exceed $5,000 in the aggregate), (iv) any fees charged by securities rating services for rating the Bonds, (v) the fees and expenses of the Trustee and its counsel in connection with the Bonds and the Supplemental Indenture, (vi) the printing and delivery to the Underwriters and dealers in quantities as hereinbefore stated of copies of the registration statement and all amendments thereto, of any preliminary prospectuses and amended preliminary prospectuses, of the Registration Statement and any amendments thereto, and of the Prospectus and any amendments or supplements thereto, and (vii) the cost of printing and delivery to the Underwriters of copies of the Blue Sky Survey.

   If this Agreement is terminated by the Representatives in accordance with the provisions of Section 6 or Section l0(b), or is prevented by the Company from becoming effective in accordance with the provisions of Section l0(a), the Company shall reimburse the Underwriters severally for their out-of-pocket expenses, including the reasonable fees and disbursements of counsel for the Underwriters incurred in connection with the offering.

   SECTION 6. Conditions of Underwriters' Obligations. The several obligations of the Underwriters hereunder are subject to the accuracy of and compliance with the representations and warranties of the Company herein contained, to the performance by the Company of its obligations hereunder and to the following further conditions:

      (a) At the Time of Delivery no stop order suspending the effectiveness of the Registration Statement shall have been issued under the Act or proceedings therefor initiated or threatened by the Commission.

(b)    At the Time of Delivery the Representatives shall have received:

(1) The favorable opinion, dated as of the Time of Delivery, of Mayer, Brown & Platt, counsel for the Company (or, with respect to the matters in subdivision (vi) below, other counsel reasonably satisfactory to the Underwriters), in form and substance satisfactory to counsel for the Underwriters, to the effect that:


            (i) the Company is a corporation in good standing, duly organized and validly existing under the laws of the State of Illinois and has due corporate authority to carry on the business in which it is engaged and to own and operate the properties used by it in such business;

            (ii) the Indenture is in due and proper form, has been duly and validly authorized by the necessary corporate action and by orders duly entered by the Illinois Commerce Commission; no authorization, approval, consent, certificate or order of any other state commission or regulatory authority or of any federal commission or regulatory authority not already obtained is required in respect of the execution and delivery of the Indenture; and the Indenture has been duly and validly executed and delivered and is a valid and enforceable instrument in accordance with its terms, except as enforcement of provisions of the Indenture may be limited by bankruptcy or other laws of general application affecting the enforcement of creditors' rights and by general equity principles;


            (iii) the Bonds are in due and proper form; the issue and sale of the Bonds by the Company in accordance with the terms of the Underwriting Agreement have been duly and validly authorized by the necessary corporate action and by order duly entered by the Illinois Commerce Commission; no authorization, approval, consent, certificate or order of any other state commission or regulatory authority or of any federal commission or regulatory authority not already obtained is required in respect of such issue and sale (except such consents, approvals, authorizations, registrations or qualifications as may be required under state securities or Blue Sky laws in connection with the purchase and distribution of the Bonds by the Underwriters); the Bonds have been duly executed and delivered to the Underwriters against payment of the agreed consideration therefor and, assuming due authentication thereof by the Trustee, constitute valid and enforceable obligations of the Company in accordance with their terms, secured by the lien of and, with like exception as noted in the foregoing subdivision (ii), entitled to the benefits provided by the Indenture, and the registered owners of the Bonds will be entitled to the payment of principal and interest, and premium in case of redemption, as therein provided; the Bonds and the Indenture conform as to legal matters in all material respects with the statements concerning them made in the Prospectus, and such statements accurately set forth the matters respecting the Bonds and the Indenture required to be set forth in the Prospectus;

            (iv) the Registration Statement is effective under the Act and the Indenture has been duly qualified under the Trust Indenture Act, and to the best of the knowledge of said counsel no proceedings for a stop order are pending or threatened under Section 8(d) of the Act;

            (v) the execution and delivery of the Underwriting Agreement by the Company has been duly authorized by the necessary corporate action, and the Underwriting Agreement has been duly executed and delivered by the Company;

            (vi) the Company has good and sufficient title to all property described or referred to in the Indenture and purported to be conveyed thereby (except property released from the lien of the Indenture in connection with the sale or other disposition thereof), subject only to the lien of the Indenture and to permitted liens as defined therein; the Indenture has been duly filed for recordation in such manner and in such places as is required by law in order to give constructive notice of, establish, preserve and protect the lien of the Indenture; the Indenture constitutes a valid, direct first mortgage lien, subject only to permitted liens, on substantially all property of the Company, except property expressly excepted by the terms of the Indenture; the Indenture will, when recorded or registered by the Company in accordance with its covenants under the Indenture, constitute a valid, direct first mortgage lien on all property of the character of that now subject to the lien of the Indenture hereafter acquired by the Company, subject only to permitted liens and to liens, if any, existing or placed on such after-acquired property at the time of the acquisition thereof;

             (vii) the issue and sale of the Bonds and the compliance by the Company with all of the provisions of the Bonds, the Indenture and the Underwriting Agreement will not conflict with or result in a breach or violation of any of the provisions of, or constitute (disregarding any grace or notice period) a default under, any indenture, mortgage, loan agreement, contract, note, lease or other agreement or instrument, known to such counsel, to which the Company is party or by which the Company is bound or to which any of the property or assets of the Company is subject (with such exceptions as are in the aggregate not material to the business or financial condition of the Company or the validity of the Bonds), nor will such action result in any violation of the provisions of the Charter or By-Laws of the Company, or, to the best of their knowledge, any statute or any order, rule or regulation applicable to the Company of any court or governmental agency or body having jurisdiction over the Company or any of its properties (except such consents, approvals, authorizations, registrations or qualifications as may be required under state securities or Blue Sky laws in connection with the purchase and distribution of the Bonds by the Underwriters);

             (viii) at the time the registration statement became effective, the registration statement and the related prospectus (other than the financial statements and notices thereto and supporting schedules and other financial information included therein, as to which no opinion need be rendered) complied as to form in all material respects with the requirements of the Act and the Trust Indenture Act and the Regulations;

            (ix) with minor exceptions, and subject to noncompliance with certain procedural and other requirements in the procurement and granting of gas franchises in a number of smaller municipalities formerly served by Mid-Illinois Gas Company, the Company holds franchises from all of the incorporated cities and villages included in the communities in which the Company renders gas service; all of the franchises so held by the Company are valid and subsisting and authorize it to engage in the business conducted by it in the respective municipalities granting such franchises; the Company also holds certificates of public convenience and necessity issued by the Illinois Commerce Commission, which are valid and subsisting and constitute due authorization by such commission for the conduct by the Company of its operations in all areas served;

            (x) to the best of their knowledge and information, there are no contracts, indentures, mortgages, loan agreements, notes, leases or other instruments of a character required to be described in the Registration Statement or Prospectus or to be filed as exhibits to the Registration Statement other than those described therein or filed or incorporated by reference as exhibits thereto and the descriptions thereof or reference thereto are correct; and

            (xi) except as disclosed in the Prospectus, there are no material pending or threatened legal proceedings, considering the Company and the subsidiaries as a single enterprise, known to said counsel, to which the Company or any subsidiary is a party or of which property of the Company or any subsidiary is the subject, and to the best of the knowledge of said counsel there are no such proceedings contemplated by governmental authorities.


      Such counsel shall further state that, based upon their participation in the preparation of the Registration Statement and the Prospectus, and any amendment or supplement thereto, and upon their review and discussions of the contents thereof, but without independent check or verification except as specified, nothing has come to their attention that has caused them to believe that the Registration Statement, at the time it became effective, contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading or that the Prospectus, and any amendment or supplement thereto, at the date the Registration Statement became effective, the date of this Agreement or at the Time of Delivery, contained an untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

         (2) The favorable opinion of Wildman, Harrold, Allen & Dixon, counsel for the Underwriters, with respect to the incorporation of the Company, the validity of the Bonds and the Indenture, the Registration Statement, the Prospectus and other related matters as the Representatives may reasonably request; provided that any opinion requested with respect to the jurisdiction of regulatory authorities (other than the Illinois Commerce Commission, the Securities and Exchange Commission and state securities or Blue Sky authorities) and the matters in subdivisions (vi) and (ix) above will rely upon the opinion of Mayer, Brown & Platt.

      (c) At the effective date of the Registration Statement and at the Time of Delivery the Representatives shall have received a letter from Arthur Andersen LLP, dated the effective date or Time of Delivery, respectively, in form and substance satisfactory to the Representatives, advising that (i) they are independent public accountants with respect to the Company and its subsidiaries as required by the Act and the 1934 Act and the applicable Regulations, (ii) in their opinion, the audited consolidated financial statements and any supplemental financial information and schedules of the Company examined by them and incorporated by reference in the Registration Statement and Prospectus comply as to form in all material respects with the applicable accounting requirements of the Act, the 1934 Act and the applicable Regulations, (iii) on the basis of a reading of the latest available unaudited interim consolidated financial statements prepared by the Company, a reading of the minutes of meetings of the shareholder and the board of directors and executive committee of the Company and its subsidiaries, consultation with officers of the Company responsible for financial and accounting matters and other specified procedures, nothing has come to their attention which caused them to believe that (A) the unaudited interim condensed consolidated financial statements included or incorporated by reference in the Prospectus do not comply as to form in all material respects with the applicable accounting requirements of the Act, the 1934 Act and the applicable Regulations or are not in conformity with generally accepted accounting principles applied on a basis substantially consistent with that of the audited financial statements incorporated as aforesaid, (B) the unaudited income statement data and balance sheet data (other than such data for the periods referred to in (A) above) included or incorporated by reference in the Prospectus do not agree with the corresponding items in the audited or unaudited, as the case may be, financial statements from which such data were derived or were not determined on a basis substantially consistent with that of the corresponding amounts included in the audited consolidated financial statements of the Company incorporated in the Registration Statement and Prospectus, or (C) at a specified date within five business days of the date of such letter with respect to (1) below, and during the period from the date of the latest audited consolidated financial statements or unaudited interim condensed consolidated financial statements, as the case may be, incorporated in the Prospectus to the date of the latest available unaudited interim consolidated financial statements (if any) prepared by the Company with respect to (2) below, except in all instances as set forth in or contemplated by the Prospectus or as set forth in such letter: (1) there was any increase in the consolidated long-term debt of the Company and its subsidiaries, as compared with the amounts set forth in the latest balance sheet included or incorporated by reference in the Prospectus, or (2) there were any decreases in consolidated operating income or net income as compared with the corresponding period in the preceding year; and
   (iv) they have carried out specified procedures performed for the purpose of comparing certain financial information and percentages (which is limited to financial information derived from general accounting records of the Company) specified by the Representatives and appearing in the Registration Statement or in schedules or exhibits to the Registration Statement or in the Prospectus or in documents incorporated by reference in the Prospectus with indicated amounts in the financial statements or accounting records of the Company and (excluding any questions of legal interpretation and, in the case of the letter delivered at the Time of Delivery, any exceptions disclosed in the letter delivered at the Effective Date) have found such information and percentages to be in agreement with the relevant accounting and financial information of the Company referred to in such letter in the description of the procedures performed by them. If such letter discloses any material adverse decreases or increases, as the case may be, in the items specified in item (iii) (C) above which are not set forth in or contemplated by the Prospectus which, in the judgment of the Representatives, makes it impracticable or inadvisable to proceed with the public offering or the delivery of the Bonds on the terms and in the manner contemplated by the Prospectus, this Agreement and all obligations of the Underwriters hereunder may be cancelled by the Representatives by notifying the Company in the manner and with the effect provided below in the last sentence of this
   Section 6.

        (d) At the Time of Delivery the Representatives shall have received a certificate of the Chairman, President, Vice President and principal financial officer, Vice President and principal accounting officer or Treasurer of the Company, dated as of the Time of Delivery, to the effect that the signer of such certificate has carefully examined the Registration Statement, the Prospectus and any amendment or supplement thereto and the Underwriting Agreement and that, in his opinion, at the time the Registration Statement became effective, the Registration Statement did not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading, and at the date of the Underwriting Agreement the Prospectus did not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading, and since the date of the Underwriting Agreement, no event has occurred which should have been set forth in an amendment of or supplement to the Prospectus which has not been so set forth; and no stop order suspending the effectiveness of the Registration Statement has been issued and no proceedings therefor have been instituted or threatened by the Commission; and to the further effect that all the representations and warranties contained in Section 2 hereof are true and correct, with the same force and effect as though expressly made at the Time of Delivery.

        (e) At the Time of Delivery the rating assigned by any nationally recognized securities rating agency to any debt securities of the Company as of the date of the Underwriting Agreement shall not have been lowered since the date of the Underwriting Agreement and no such agency shall have publicly announced that it has placed any of such debt securities on what is commonly termed a "watch list" for possible downgrading.

        (f) At the Time of Delivery counsel for the Underwriters shall have been furnished with such documents and opinions as they may reasonably require for the purpose of enabling them to pass upon the sale of the Bonds as herein contemplated and related proceedings, or in order to evidence the accuracy or completeness of any of the representations or warranties, or the fulfillment of any of the conditions, herein contained; and all proceedings taken by the Company in connection with the sale of the Bonds as herein contemplated shall be satisfactory in form and substance to the Representatives and counsel for the Underwriters.

   If any of the conditions specified in this Section shall not have been fulfilled when and as required by this Agreement to be fulfilled, this Agreement and all obligations of the Underwriters hereunder may be cancelled by the Representatives by notifying the Company of such cancellation in writing or by telecopy at any time at or prior to the Time of Delivery and any such cancellation shall be without liability of any party to any other party except as otherwise provided in this Agreement.

   SECTION 7. Condition of Company's Obligations. The obligations of the Company to sell and deliver the Bonds are subject to the following conditions: that at the Time of Delivery no stop order suspending the effectiveness of the Registration Statement shall have been issued or proceedings therefor initiated or threatened; that the order of the Illinois Commerce Commission, referred to in Section 2(k), shall be in full force and effect substantially in the form in which such order shall originally have been entered; and that the Indenture shall be qualified under the Trust Indenture Act.

   SECTION 8. Indemnification. (a) The Company agrees to indemnify and hold harmless each Under-writer and each person, if any, who controls any Underwriter within the meaning of the Act or the 1934 Act, as follows:

      (i) against any and all loss, liability, claim, damage and expense, whatsoever, arising out of any untrue statement or alleged untrue statement of a material fact contained in the registration statement as it became effective, or in any amendment thereto, or in the Registration Statement (or any amendment thereto), or the omission or alleged omission therefrom of a material fact required to be stated therein or necessary to make the statements therein not misleading, or arising out of any untrue statement or alleged untrue statement of a material fact contained in any preliminary prospectus or the Prospectus (or any amendment or supplement thereto) or the omission or alleged omission therefrom of a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, unless such untrue statement or omission or such alleged untrue statement or omission was made in reliance upon and in conformity with written information respecting the Underwriters furnished to the Company by or on behalf of any Underwriter through the Representatives expressly for use in the Registration Statement (or any amendment thereto) or the Prospectus (or any amendment or supplement thereto);

      (ii) against any and all loss, liability, claim, damage and expense whatsoever to the extent of the aggregate amount paid in settlement of any litigation, commenced or threatened, or of any claim whatsoever based upon any such untrue statement or omission or any such alleged untrue statement or omission, if such settlement is effected with the written consent of the Company; and


      (iii) against any and all expenses whatsoever reasonably incurred in investigating, preparing or defending against any litigation, commenced or threatened, or any claim whatsoever based upon any such untrue statement or omission, or any such alleged untrue statement or omission, to the extent that any such expense is not paid under (i) or (ii) above, and, in the case of (i) above, unless such untrue statement or omission or such alleged untrue statement or omission was made in reliance upon and in conformity with written information respecting the Underwriters furnished to the Company by or on behalf of any Underwriter through the Representatives expressly for use in the Registration Statement (or any amendment thereto) or the Prospectus (or any amendment or supplement thereto), or, in the case of (ii) above, provided such settlement is effected with the written consent of the Company.

   This indemnity agreement is subject to the condition that, insofar as it relates to any untrue statement, alleged untrue statement, omission or alleged omission made in a preliminary prospectus or preliminary prospectus supplement, but eliminated or remedied in the Prospectus, such indemnity agreement shall not inure to the benefit of any Underwriter from whom the person asserting any loss, liability, claim or damage purchases the Bonds which are the subject thereof (or to the benefit of any person who controls such Underwriter) if such Underwriter fails to send or give a copy of the Prospectus (excluding documents incorporated by reference) to such person prior to or together with written confirmation of the sale of such Bonds to such person and the delivery thereof would have constituted a defense to the claim by such person.

   In no case shall the Company be liable under this indemnity agreement with respect to any claim made against any Underwriter or any such controlling person unless the Company shall be notified in writing of the nature of the claim within a reasonable time after the assertion thereof, but failure to so notify the Company shall not relieve it from any liability which it may have otherwise than on account of this indemnity agreement. The Company shall be entitled to participate at its own expense in the defense, or, if it so elects, within a reasonable time after receipt of such notice, to assume the defense of any suit brought to enforce any such claim, but if it so elects to assume the defense, such defense shall be conducted by counsel chosen by it and approved by the Underwriter or Underwriters or controlling person or persons, defendant or defendants in any suit so brought, which approval shall not be unreasonably withheld. In the event that the Company elects to assume the defense of any such suit and retains such counsel, the Underwriter or Underwriters or controlling person or persons, defendant or defendants in the suit shall thereafter bear the fees and expenses of any additional counsel retained by them. In the event that the parties to any such action (including impleaded parties) include both the Company and one or more Underwriters and any such Underwriter shall have been advised by counsel chosen by it and satisfactory to the Company that there may be one or more legal defenses available to it which are different from or additional to those available to the Company, the Company shall not have the right to assume the defense of such action on behalf of such Underwriter and will reimburse such Underwriter and any person controlling such Underwriter as aforesaid for the reasonable fees and expenses of any counsel retained by them, it being understood that the Company shall not, in connection with any one action or separate but similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the reasonable fees and expense of more than one separate firm of attorneys for all such Underwriters and controlling persons, which firm shall be designated in writing by the Representatives. The Company agrees to notify the Representatives within a reasonable time of the assertion of any claim against it, any of its officers or directors or any person who controls the Company within the meaning of the Act or the 1934 Act, in connection with the sale of the Bonds.

   (b) Each Underwriter severally agrees that it will indemnify and hold harmless the Company, its directors, and each of its officers who signed the Registration Statement and each person, if any, who controls the Company within the meaning of the Act or the 1934 Act, to the same extent as the indemnity contained in subsection (a) of this Section, but only with respect to statements or omissions made in the registration statement as it became effective, or in any amendment thereto, or in the Registration Statement (or any amendment thereto) or the Prospectus (or any amendment or supplement thereto) in reliance upon and in conformity with written information respecting the Underwriters furnished to the Company by or on behalf of such Underwriter through the Representatives expressly for use in the Registration Statement (or any amendment thereto) or the Prospectus (or any amendment or supplement thereto). In case any action shall be brought against the Company or any person so indemnified based on the Registration Statement (or any amendment thereto) or the Prospectus (or any amendment or supplement thereto) and in respect of which indemnity may be sought against any Underwriter, such Underwriter shall have the rights and duties given to the Company, and the Company and each person so indemnified shall have the rights and duties given to the Underwriters, by the provisions of subsection (a) of this Section.


     (c) If the indemnification provided for in this Section is unavailable or insufficient to hold harmless an indemnified party under subsection (a) or (b) above, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party as a result of the losses, claims, damages or liabilities referred to in subsection (a) or (b) above (i) in such proportion as is appropriate to reflect the relative benefits received by the Company on the one hand and the Underwriters on the other from the offering of the Bonds and also the relative fault of the Company on the one hand and the Underwriters on the other in connection with the statements or omissions which resulted in such losses, claims, damages or liabilities as well as any other relevant equitable considerations. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact, or the omission or alleged omission to state a material fact relates to information supplied by the Company or the Underwriters and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such untrue statement or omission. The amount paid by an indemnified party as a result of the losses, claims, damages or liabilities referred to in the first sentence of this subsection (c) shall be deemed to include any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any action or claim which is the subject of this subsection (c). Notwithstanding the provisions of this subsection (c), no Underwriter shall be required to contribute any amount in excess of the amount by which the total price at which the Bonds underwritten by it and distributed to the public were offered to the public exceeds the amount of any damages which such Underwriter has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. The Underwriters' obligations in this subsection
(c) to contribute are several in proportion to their respective underwriting obligations and not joint.

    (d) The obligations of the Company under this Section 8 shall be in addition to any liability which the Company may otherwise have and shall extend, upon the same terms and conditions, to each person, if any, who controls any Underwriter within the meaning of the Act or the 1934 Act; and the obligations of the Underwriters under this Section 8 shall be in addition to any liability which the respective Underwriters may otherwise have and shall extend, upon the same terms and conditions, to each officer and director of the Company and to each person, if any, who controls the Company within the meaning of the Act or the 1934 Act.

    SECTION 9. Representations, Warranties and Agreements to Survive Delivery. All representations, warranties and agreements contained in the Underwriting Agreement and/or contained in certificates of officers of the Company submitted pursuant hereto, shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of any Underwriter or any controlling person of any Underwriter, or by or on behalf of the Company, and shall survive payment for and delivery of the Bonds.

   SECTION 10. Effective Date of the Underwriting Agreement and Termination Thereof. (a) The Underwriting Agreement shall become effective at the time of the initial public offering by the Underwriters of any of the Bonds. The time of the initial public offering shall mean 12:00 noon, New York City time, on the first full business day after the Underwriting Agreement is executed or at such time as the Representatives may authorize the sale of the Bonds to the public by the Underwriters or other securities dealers, whichever shall first occur. The Representatives or the Company may prevent the Underwriting Agreement from becoming effective without liability of any party to any other party, except as otherwise provided in the Underwriting Agreement, by giving the notice indicated below in this Section prior to the time the Underwriting Agreement would otherwise become effective as herein provided.

   (b) The Representatives shall have the right to terminate the Underwriting Agreement by giving the notice indicated below in this Section at any time at or prior to the Time of Delivery if (i) the Company shall have sustained since the respective dates as of which information is given in the Prospectus any material loss or interference with its business from fire, explosion, flood or other calamity, whether or not covered by insurance, or from any labor dispute or court or governmental action, order or decree; or (ii) since the respective dates as of which information is given in the Prospectus there shall have been any material increase in the long-term debt, or any material adverse change, or any development involving a prospective material adverse change, in or affecting the general business affairs, management, financial position, results of operations, or business prospects of the Company and its subsidiaries considered as one enterprise, otherwise than as set forth or contemplated in the Prospectus, the effect of which, in any such case described in clause (i) or
(ii), in the judgment of the Representatives makes it impracticable or inadvisable to proceed with the public offering or the delivery of the Bonds on the terms and in the manner contemplated in the Prospectus; or (iii) there shall have occurred the outbreak or escalation of hostilities involving in a significant way the armed forces of the United States, or the declaration by the United States, on or after the date of the Underwriting Agreement, of a national emergency or war, or there shall have occurred a general suspension or limitation of trading in securities on the New York or American Stock Exchanges, or the establishment of minimum prices on either such Exchange, or a general moratorium on commercial banking activities in New York is declared by either federal or New York state authorities, the effect of which in the judgment of the Representatives makes it impracticable or inadvisable to proceed with the public offering or the delivery of the Bonds on the terms and in the manner contemplated in the Prospectus. If the Representatives shall so terminate the Underwriting Agreement, such termination shall be without liability of any party to any other party except as otherwise provided in the Underwriting Agreement.

   (c) If the Representatives elect to prevent the Underwriting Agreement from becoming effective or to terminate the Underwriting Agreement as provided in this Section, the Company and each other Underwriter shall be notified promptly by the Representatives, by telephone or telegram, confirmed by letter. If the Company elects to prevent the Underwriting Agreement from becoming effective as provided in this Section, the Representatives shall be notified promptly by the Company by telephone or telegram, confirmed by letter.

   SECTION 11. Default of Underwriters. If any one or more of the Underwriters shall fail at the Time of Delivery to purchase the amount of Bonds which it or they are obligated to purchase hereunder (the "Defaulted Bonds"), then the Representatives shall have the right, within 24 hours thereafter, to make arrangements for one or more of the non-defaulting Underwriters, or any other underwriters, to purchase all, but not less than all, of the Defaulted Bonds in such amounts as may be agreed upon and upon the terms herein set forth. If, however, during such 24 hours the Representatives shall not have completed such arrangements for the purchase of all of the Defaulted Bonds, then the Company shall be entitled to a further period of 24 hours within which to procure another party or parties satisfactory to the Representatives to purchase all of such Defaulted Bonds on such terms. If, after giving effect to any arrangements for the purchase of Defaulted Bonds by the Representatives and the Company as provided above, then:

       (a) if the amount of Defaulted Bonds does not exceed 10% of the aggregate principal amount of the Bonds being sold hereunder, the non-defaulting Underwriters shall be obligated to purchase severally the full amount thereof in the proportions that their respective underwriting obligations hereunder bear to the underwriting obligations of all non-defaulting Underwriters, or

       (b) if the amount of Defaulted Bonds exceeds 10% of the aggregate principal amount of the Bonds being sold hereunder, the Underwriting Agreement shall terminate without any liability on the part of the Company or any non-defaulting Underwriter.

   The termination of the Underwriting Agreement pursuant to this Section shall be without liability on the part of the Company or any of said non-defaulting Underwriters, except for the respective obligations of the Company and the Underwriters pursuant to Section 8 and except that the Company shall be obligated to reimburse the Underwriters for their out-of-pocket expenses (including reasonable fees and disbursements of counsel for the Underwriters) incurred in connection with the offering if the Underwriting Agreement could have been terminated by the Representatives pursuant to Sections 6 or 10(b).

   Nothing herein shall relieve any Underwriter so defaulting from liability, if any, for such default.

   In the event of a default by any one or more Underwriters as set forth in this Section, either the Representatives or the Company shall have the right to postpone the Time of Delivery for an additional period not exceeding 7 days in order that any required changes in the Registration Statement and Prospectus or in any other documents or arrangements may be effected.

   SECTION 12. Notices. Except as otherwise provided in the Underwriting Agreement, all communications under the Underwriting Agreement shall be in writing, and, if sent to the Underwriters, shall be mailed, delivered or telecopied and confirmed to the address of the Representatives, as set forth in the Underwriting Agreement (except that any notice to an Underwriter pursuant to Section 8 hereof shall be sent to it at its address set forth in the copies of the Underwriters' Questionnaires furnished to the Company), or, if sent to the Company shall be mailed or telecopied and confirmed to it at P.O. Box 190, Aurora, Illinois 60507-0190, or delivered to it at 1844 Ferry Road, Naperville, Illinois, 60563-9600 for the attention of George M. Behrens, Vice President and Treasurer.

   SECTION 13. Parties. The Underwriting Agreement shall inure to the benefit of and be binding upon the Underwriters and the Company and their respective successors. Nothing expressed or mentioned in the Underwriting Agreement is intended or shall be construed to give any person, firm or corporation, other than the parties hereto and their respective successors and the controlling persons and the directors and officers referred to in Section 8, any legal or equitable right, remedy or claim under or in respect of the Underwriting Agreement or any provision herein contained; the Underwriting Agreement and all conditions and provisions hereof being intended to be and being for the sole and exclusive benefit of the parties hereto and their respective successors and said controlling persons, directors and officers and for the benefit of no other person, firm or corporation. No purchaser of any Bonds from any Underwriter shall be deemed to be a successor by reason merely of such purchase.

   SECTION 14. Choice of Law. The Underwriting Agreement shall be construed in accordance with, and governed by, the laws of the State of Illinois.






                                                                                   Nicor Gas Company
                                                                                   Form 10-Q
                                                                                   Exhibit 12.01


                                             Nicor Gas Company
                       Computation of Consolidated Ratio of Earnings to Fixed Charges
                                                (thousands)


                                     Twelve
                                  months ended                 Year ended December 31
                                    June 31,    --------------------------------------------------------
                                      2001        2000        1999        1998        1997        1996
                                  ------------  --------    --------    --------    --------    --------
Earnings available to cover
     fixed charges:

 Net income                         $ 20,733    $ 22,184    $ 96,142    $ 94,119   $ 106,922   $ 107,106

 Add Income taxes                      6,165       6,832      55,896      55,299      64,714      63,579

   Fixed charges                      49,453      44,281      38,914      44,870      46,886      46,747

   Allowance for funds used
     during construction                (322)       (363)       (118)       (269)        (11)         (5)
                                    --------    --------    --------    --------    --------    --------
                                    $ 76,029    $ 72,934    $190,834    $194,019    $218,511    $217,427
                                    ========    ========    ========    ========    ========    ========
Fixed charges:

   Interest on debt                 $ 47,507    $ 42,365    $ 39,245    $ 42,624    $ 45,246    $ 43,762

   Other interest charges and
     amortization of debt discount,
     premium, and expense, net         1,946       1,916        (331)      2,246       1,640       2,985
                                    --------    --------    --------    --------    --------    --------
                                    $ 49,453    $ 44,281    $ 38,914    $ 44,870    $ 46,886    $ 46,747
                                    ========    ========    ========    ========    ========    ========

Ratio of earnings to fixed charges      1.54        1.65        4.90        4.32        4.66        4.65
                                    ========    ========    ========    ========    ========    ========

