Form 10-Q
period 2001-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2001-10-31
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2001


                                       or


      [   ] Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934





 Commission     Registrant, State of Incorporation,     I.R.S. Employer
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at September 30, 2001, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                                      Page i
------------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ...............................  1

           Consolidated Statements of Operations:
            Three and nine months ended
            September 30, 2001 and 2000 ...................................  2

           Consolidated Statements of Cash Flows:
            Nine months ended
            September 30, 2001 and 2000 ...................................  3

           Consolidated Balance Sheets:
            September 30, 2001 and 2000, and
            December 31, 2000 .............................................  4

           Notes to the Consolidated Financial Statements .................  5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................... 10


Part II - Other Information

   Item 1. Legal Proceedings .............................................. 14

   Item 6. Exhibits and Reports on Form 8-K ............................... 14

           Signature ...................................................... 15

           Exhibit Index .................................................. 16





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

Nicor Gas Company                                                       Page 1
------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

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

Nicor Gas Company                                                       Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions)

                                 Three months ended        Nine months ended
                                     September 30             September 30
                                 -------------------     ---------------------
                                   2001       2000          2001        2000
                                 --------   --------     ----------  ---------

Operating revenues               $  153.0   $  197.6     $ 1,768.9   $ 1,032.1
                                 --------   --------     ---------   ---------

Operating expenses
   Cost of gas                       51.5       95.8       1,306.5       598.1
   Operating and maintenance         39.1       36.8         122.5       115.7
   Depreciation                      15.5       15.6          91.8        89.6
   Taxes, other than income taxes    11.0       13.5         105.0        82.4
   Income tax expense (benefit)      13.0      (49.7)         44.4       (16.0)
   Other                             (9.2)     148.0         (11.4)      148.0
                                 --------   --------     ---------   ---------
                                    120.9      260.0       1,658.8     1,017.8
                                 --------   --------     ---------   ---------

Operating income (loss)              32.1      (62.4)        110.1        14.3
                                 --------   --------     ---------   ---------

Other income (expense), net
   Other, net                         8.8       10.2          15.6        13.0
   Income taxes on other income      (3.5)      (4.0)         (6.0)       (5.0)
                                 --------   --------     ---------   ---------
                                      5.3        6.2           9.6         8.0
                                 --------   --------     ---------   ---------

Interest expense, net
   Interest on debt, net of
     amounts capitalized             10.3       10.7          34.9        30.1
   Other                               .1         .1            .5          .4
                                 --------   --------     ---------   ---------
                                     10.4       10.8          35.4        30.5
                                 --------   --------     ---------   ---------

Net income (loss)                    27.0      (67.0)         84.3        (8.2)

Dividends on preferred stock            -         .1            .3          .3
                                 --------   --------     ---------   ---------

Earnings (loss) applicable
    to common stock                $ 27.0   $  (67.1)       $ 84.0      $ (8.5)
                                 ========   ========     =========   =========


The accompanying notes are an integral part of these statements.






Nicor Gas Company                                                       Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                           Nine months ended
                                                               September 30
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
Operating activities
   Net income (loss)                                      $   84.3    $   (8.2)
   Adjustments to reconcile net income (loss) to
     net cash flow provided from operating activities:
       Depreciation                                           91.8        89.6
       Deferred income tax expense (benefit)                   7.4       (14.4)
       Change in assets and liabilities:
         Receivables, less allowances                        315.6        95.3
         Gas in storage                                        3.9       (27.0)
         Deferred/accrued gas costs                          191.2       (65.0)
         Accounts payable                                   (314.5)       63.1
         Postretirement benefits                             (25.5)      (21.1)
         Other                                                26.9        96.0
                                                          --------    --------
   Net cash flow provided from operating activities          381.1       208.3
                                                          --------    --------

Investing activities
   Capital expenditures                                     (101.9)      (87.8)
   Other                                                       3.7         5.2
                                                          --------    --------
   Net cash flow used for investing activities               (98.2)      (82.6)
                                                          --------    --------

Financing activities
   Net proceeds from issuing long-term debt                  197.6        49.9
   Disbursements to retire long-term debt                   (227.1)      (50.0)
   Short-term borrowings (repayments), net                  (156.6)      (17.2)
   Dividends paid                                            (72.3)      (79.3)
   Other                                                       (.5)        (.6)
                                                          --------    --------
   Net cash flow used for financing activities              (258.9)      (97.2)
                                                          --------    --------

Net increase in cash and cash equivalents                     24.0        28.5

Cash and cash equivalents, beginning of period                39.7        10.3
                                                          --------    --------

Cash and cash equivalents, end of period                  $   63.7    $   38.8
                                                          ========    ========



The accompanying notes are an integral part of these statements.



Nicor Gas Company                                                      Page 4
------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                         September 30  December 31  September 30
                                             2001         2000          2000
                                         ------------  -----------  ------------
                Assets

Gas distribution plant, at cost          $    3,374.8  $   3,292.8  $    3,262.2
   Less accumulated depreciation              1,772.8      1,692.0       1,656.5
                                         ------------  -----------  ------------
                                              1,602.0      1,600.8       1,605.7
                                         ------------  -----------  ------------

Current assets
   Cash and cash equivalents- Affiliates         28.0            -             -
                            - Other              35.7         39.7          38.8
   Receivables, less allowances of $14.5,
     $13.4 and $7.0, respectively               255.2        570.8         221.2
   Gas in storage,
     at last-in, first-out cost                  15.4         19.3          49.1
   Deferred income taxes                         43.1         60.8          30.4
   Deferred gas costs                               -         49.2          80.9
   Other                                         11.8          9.7          46.3
                                         ------------  -----------  ------------
                                                389.2        749.5         466.7
                                         ------------  -----------  ------------
Other assets                                    193.6        170.3         154.5
                                         ------------  -----------  ------------
                                         $    2,184.8  $   2,520.6  $    2,226.9
                                         ============  ===========  ============

    Capitalization and Liabilities

Capitalization
   Long-term debt                        $      446.0  $     347.1  $      347.0
   Preferred stock                                7.5          8.0           8.0
   Common equity
     Common stock                                76.1         76.1          76.2
     Paid-in capital                            108.0        108.0         108.0
     Retained earnings                          441.1        402.0         398.6
     Accumulated other
       comprehensive income (loss)                (.1)           -             -
                                         ------------  -----------  ------------
                                              1,078.6        941.2         937.8
                                         ------------  -----------  ------------

Current liabilities
   Long-term obligations
     due within one year                           .5        125.5         125.5
   Short-term borrowings- Affiliates             40.0         40.6          40.0
                       - Other                  159.0        315.0         245.6
   Accounts payable                             232.2        546.7         306.2
   Accrued gas costs                            142.0            -             -
   Accrued mercury-related costs                 41.5         78.0         144.8
   Temporary LIFO liquidation                     5.9            -             -
   Dividends payable                                -         27.1          27.1
   Other                                         80.5         47.9          22.9
                                         ------------  -----------  ------------
                                                701.6      1,180.8         912.1
                                         ------------  -----------  ------------

Deferred credits and other liabilities
   Deferred income taxes                        217.5        210.2         206.6
   Regulatory income tax liability               67.5         70.4          71.9
   Unamortized investment tax credits            39.6         41.1          41.5
   Other                                         80.0         76.9          57.0
                                         ------------  -----------  ------------
                                                404.6        398.6         377.0
                                         ------------  -----------  ------------
                                         $    2,184.8  $   2,520.6  $    2,226.9
                                         ============  ===========  ============


The accompanying notes are an integral part of these statements.




Nicor Gas Company                                                       Page 5
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. FAS 141 is effective for business combinations completed after June 30, 2001 and FAS 142 is effective for fiscal year 2002. Implementation of these standards is not expected to have a material impact on the company's financial position or results of operations.

In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for 2003. The company is currently reviewing the requirements of this new standard and has not yet determined its impact on the company's financial position or results of operations.

In October 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for 2002 and generally is to be applied prospectively. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations.

REGULATORY MATTERS

Performance-based rate plan. Under Nicor Gas' performance-based rate (PBR) plan, the company's total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are shared equally with customers. In 2002, the plan will be subject to Illinois Commerce Commission
(ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. Nicor Gas recorded $3.3 million and $7.5 million of

Nicor Gas Company.                                                      Page 6
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

estimated PBR plan results as pretax other income for the three- and nine-month periods, respectively, compared to $5.4 million and $7.6 million in the prior year periods.

Customer choice of commodity supplier. In July 2001, the company received approval from the ICC to permanently expand the Customer Select(R) program to include all of its customers beginning in March 2002. The matter is before the ICC on rehearing with respect to certain program details, and a decision is expected in January 2002. The program is currently available to all industrial and commercial customers and about 14 percent of Nicor Gas' residential customers. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' distribution margin because natural gas costs are passed directly through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

Total comprehensive income (loss) consisted of the following (in millions):

                               Three months ended       Nine months ended
                                  September 30            September 30
                               ------------------       ------------------
                                 2001      2000           2001      2000
                               --------  --------       --------  --------
Net income (loss)              $   27.0  $  (67.0)      $   84.3  $   (8.2)
Other comprehensive loss,
  net of tax                        (.1)        -            (.1)        -
                               --------  --------       --------  --------
                               $   26.9  $  (67.0)      $   84.2  $   (8.2)
                               ========  ========       ========  ========

LONG-TERM DEBT

Nicor Gas has $275 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing.

In 2001, Nicor Gas issued the following First Mortgage Bonds: $75 million due in 2008 at 5.875%, $50 million due in 2016 at 7.2%, and $75 million due in 2011 at 6.625%. Retirements of First Mortgage Bonds in 2001 were as follows: $75 million due in 2001 at 6.45%, $50 million due in 2002 at 6.75%, and $50 million due in 2021 at 8.875%. Nicor Gas also retired $50 million of unsecured notes in 2001.

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

Nicor Gas Company                                                       Page 7
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit (the "Attorney General's Lawsuit") brought by the Illinois Attorney General and the State's Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of Cook County hearing this action entered two preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas had called on every such home by December 31, 2000, although it still has been unable to gain access to some homes. Approximately 1,060 homes have been found to have traces of mercury requiring cleanup.

On October 10, 2001 Nicor Gas entered into a settlement agreement with respect to the Attorney General's Lawsuit, and on the same date the Circuit Court of Cook County entered an order approving the settlement. Under the settlement, Nicor Gas will pay a total of approximately $2.25 million over a 5-year period. Of this amount, $.4 million will be used to reimburse the plaintiffs for their costs and the balance will be used to fund environmental programs. In addition, Nicor Gas will continue for a period of five years to provide medical screening to persons who may have been exposed to mercury from Nicor Gas equipment.

Nicor Gas is also the subject of an Administrative Order, and an amendment thereto, issued during the third quarter of 2000 by the U.S. Environmental Protection Agency (EPA) pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liabilities Act. The order requires the company, among other things, to develop and implement work plans to address mercury spills at recycling centers where mercury regulators may have been taken, at company facilities where regulators and mercury may have been temporarily stored and at commercial/industrial sites where mercury-containing equipment may have been used in metering facilities. Pursuant to the injunctions and the EPA Administrative Order, Nicor Gas has completed the work described above for all affected recycling centers, commercial/industrial sites and company facilities. On July 12, 2001, Nicor Gas received a Notice of Completion letter from the EPA regarding the work performed under the Section 106 Administrative Order.

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Court of Cook County, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits involves five previous class actions that have been consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas will pay a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement agreement requires court approval, which is currently being sought, and the agreement permits class members to "opt out" of the settlement and pursue their claims individually.

Nicor Gas charged $148 million to other operating expense in the third quarter of 2000 for estimated obligations related to the previously described work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced other operating expense in the third quarter of 2001. More recent experience indicates reductions in the overall assumed rate of homes estimated to be found with traces of mercury requiring cleanup and lower average cleanup and repair costs. Through September 30, 2001, the company has incurred $97.5 million in associated costs, leaving a $41.5 million current

Nicor Gas Company                                                       Page 8
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

liability. The remaining liability represents management's best estimate of future costs, including potential liabilities relating to lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing certain insurance recoveries through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors. Through September 30, 2001, Nicor Gas has recovered, net of related expenses, $2.4 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to other operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills and Nicor Gas has not recorded any such amounts as assets in its financial statements.

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

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company's case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In the second quarter of 2001, Nicor Gas reached a recovery settlement with certain insurance carriers who were involved in this appeal. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Recoveries are refunded to the company's customers.

Nicor Gas Company                                                      Page 9
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

Nicor Gas Company                                                  Page 10
---------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 2000 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income (loss) for the three- and nine-month periods ended September 30, 2001 was $27.0 million and $84.3 million, respectively, compared to $(67.0) million and $(8.2) million, respectively, a year ago.

An unusual charge of $148 million was recorded as operating expense in the third quarter of 2000 to establish a reserve related to the company's mercury inspection and repair program. A $9 million adjustment lowered the mercury-related reserve and reduced other operating expense in the third quarter of 2001. Operating income for both 2001 periods includes the positive effect of partial recoveries from insurers and contractors. For details of Nicor Gas' mercury inspection and repair program see page 6.

Excluding these unusual mercury-related impacts, 2001 net income decreased $.8 million to $21.5 million for the three-month period and $3.6 million to $77.5 million for the nine-month period compared to a year ago.

Operating revenues. Operating revenues for 2001 decreased $44.6 million to $153.0 million and increased $736.8 million to $1,768.9 million, in the three- and nine-month periods, respectively, compared to a year ago. The fluctuations in operating revenues were due primarily to significant volatility in natural gas costs, which are passed directly through to customers without markup.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, increased slightly in the third quarter to $94.4 million compared to $92.8 million a year ago. For the nine months ended September 30, 2001, margin increased to $370.2 million compared to $365.1 million in 2000. Positively affecting margin for both periods were higher customer financing charges and larger contributions from gas supply-related services. Both the three- and nine-month comparisons were adversely affected by lower customer demand unrelated to weather. The nine-month period was negatively impacted by the higher cost of natural gas used to operate company equipment and facilities and the absence of income relating to a large construction project recorded in the second quarter of last year.

Operating and maintenance. Operating and maintenance expense for 2001 increased $2.3 million to $39.1 million, and $6.8 million to $122.5 million, in the three- and nine-month periods, respectively. The increase for both periods reflects higher bad debt expenses resulting from last winter's higher natural gas prices, partially offset by lower retirement benefit costs this year.

Other operating expense. Other operating expense reflects estimated costs, credits and recoveries associated with the company's mercury inspection and repair program. Additional information about this program is presented under the heading Mercury Program on page 6.

Other income. Other income decreased $.9 million to $5.3 million for the quarter and increased by $1.6 million to $9.6 million for the nine-month period ended September 30, 2001. Current year results reflect


Nicor Gas Company                                                    Page 11
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

higher interest income in both periods due to higher short-term investment balances than last year. The 2001 three-month period reflects lower performance-based rate (PBR) plan results, which may vary from quarter-to-quarter, compared to a year ago.

Interest on debt. Interest expense for the quarter decreased from a year ago due to lower rates. For the nine-month period interest expense increased due to higher 2001 average borrowing levels. Higher gas procurement costs, costs associated with the mercury inspection and repair program, and a new customer deferred payment plan contributed to the higher year-to-date average borrowing levels.

Income taxes. During the 2000 periods, the effective tax rate varied from its customary level due to the effect of the mercury-related charge.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow from operating activities increased $172.8 million to $381.1 million for the nine months ended September 30, 2001, due primarily to changes in working capital items. Working capital can swing sharply due to factors such as weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities. The company maintains short-term line of credit agreements with major domestic and foreign banks. At September 30, 2001, these agreements, which serve as backup for the issuance of commercial paper, totaled $315 million and the company had $159 million of commercial paper outstanding.

Nicor Gas has $275 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing.

In 2001, Nicor Gas issued the following First Mortgage Bonds: $75 million due in 2008 at 5.875%, $50 million due in 2016 at 7.2%, and $75 million due in 2011 at 6.625%. Retirements of First Mortgage Bonds in 2001 were as follows: $75 million due in 2001 at 6.45%, $50 million due in 2002 at 6.75%, and $50 million due in 2021 at 8.875%. Nicor Gas also retired $50 million of unsecured notes in 2001.

OTHER

Weather hedging. Beginning in 2000, Nicor Gas began hedging the impact of significant weather fluctuations. For 2001 Nicor Gas entered into an agreement with a third party to protect the company's earnings if weather is warmer than 5,700 degree days, which is about 7 percent warmer than normal. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay this party if weather for 2001 is colder than 6,100 degree days, which is approximately normal. Under the terms of these agreements the maximum payout or receipt is limited to $17.5 million which is equivalent to approximately 900 degree days, or about 15 percent of normal. Nicor Gas has entered into similar agreements for 2002.




Nicor Gas Company                                                 Page 12
-----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Customer choice of commodity supplier. In July 2001, the company received approval from the ICC to permanently expand the Customer Select(R) program to include all of its customers beginning in March 2002. The matter is before the ICC on rehearing with respect to certain program details, and a decision is expected in January 2002. The program is currently available to all industrial and commercial customers and about 14 percent of Nicor Gas' residential customers. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' distribution margin because natural gas costs are passed directly through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Pension investment returns. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to January 1, 1998. For valuation purposes Nicor Gas utilizes a September 30 measurement date to determine the company's annual pension expense or credit. During the 12 months ended September 30, 2001 the pension plan experienced negative investment returns, which will negatively impact the company's pension credit and operating income beginning in 2002. The impact has not yet been quantified.



Nicor Gas Company                                                 Page 13
--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.


                                    Three months ended      Nine months ended
                                       September 30            September 30
                                    ------------------     -------------------
                                      2001      2000         2001       2000
                                    --------  --------     --------   --------
Operating revenues (millions):
   Sales
     Residential                    $   93.5  $  133.2     $1,258.0   $  691.6
     Commercial                         13.7      20.3        235.6      126.4
     Industrial                          1.8       2.8         35.8       18.1
                                    --------  --------     --------   --------
                                       109.0     156.3      1,529.4      836.1
                                    --------  --------     --------   --------
   Transportation
     Residential                         1.8       1.8          6.7        4.0
     Commercial                         12.1      13.7         54.5       54.2
     Industrial                         12.8      12.8         35.8       35.6
     Other                                .7        .9          6.7        4.5
                                    --------  --------     --------   --------
                                        27.4      29.2        103.7       98.3
                                    --------  --------     --------   --------
   Other revenues
     Revenue taxes                       7.9       9.3         95.0       70.1
     Chicago Hub                         3.4       1.6          9.0        3.9
     Weather insurance                     -         -            -        7.3
     Other                               5.3       1.2         31.8       16.4
                                    --------  --------     --------   --------
                                        16.6      12.1        135.8       97.7
                                    --------  --------     --------   --------
                                    $  153.0  $  197.6     $1,768.9   $1,032.1
                                    ========  ========     ========   ========

Deliveries (Bcf):
   Sales
     Residential                        14.8      15.4        140.6      134.3
     Commercial                          2.6       2.4         26.9       24.7
     Industrial                           .4        .3          4.3        3.8
                                    --------  --------     --------   --------
                                        17.8      18.1        171.8      162.8
                                    --------  --------     --------   --------
   Transportation
     Residential                          .5        .5          4.2        1.8
     Commercial                          8.6      10.1         61.3       60.3
     Industrial                         32.3      40.3        103.5      121.7
                                    --------  --------     --------   --------
                                        41.4      50.9        169.0      183.8
                                    --------  --------     --------   --------
                                        59.2      69.0        340.8      346.6
                                    ========  ========     ========   ========

Customers at end of period (thousands):
   Sales
     Residential                     1,748.0   1,726.3
     Commercial                         98.2      93.9
     Industrial                          6.4       6.2
                                    --------  --------
                                     1,852.6   1,826.4
                                    --------  --------
   Transportation
     Residential                        59.7      54.1
     Commercial                         67.5      70.6
     Industrial                          7.2       7.5
                                    --------  --------
                                       134.4     132.2
                                    --------  --------
                                     1,987.0   1,958.6
                                    ========  ========

Other statistics:
   Degree days                            85        79        3,724      3,441
   Colder (warmer) than normal          (3)%     (10)%         (5)%      (13)%
   Average gas cost per Mcf sold    $   2.83  $   5.20     $   7.56   $   2.61

* The company holds weather derivative instruments to limit the earnings impact of weather fluctuations. See Weather hedging on page 11.

Nicor Gas Company                                                  Page 14
----------------------------------------------------------------------------
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 6, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   See Exhibit Index on page 16 filed herewith.

   (b) The company did not file a report on Form 8-K during the third quarter of 2001.

Nicor Gas Company                                                      Page 15
------------------------------------------------------------------------------
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Nicor Gas Company




Date   October 31, 2001               By   /s/ KATHLEEN L. HALLORAN
      ---------------------               --------------------------
                                          Kathleen L. Halloran
                                          Executive Vice President
                                          Finance and Administration

Nicor Gas Company                                                     Page 16
------------------------------------------------------------------------------
Exhibit Index

  Exhibit
  Number                          Description of Document
  -------   ------------------------------------------------------------------

   1.01 Underwriting agreement, dated August 16, 2001, between Nicor Gas and Banc One Capital Markets, Inc.

   4.01 Supplemental Indenture, dated August 15, 2001, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.

  12.01     Computation of Consolidated Ratio of Earnings to Fixed Charges.