Form 10-K405
period 2001-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2002-03-08
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Shares of common stock, par value $5, outstanding at February 28, 2002, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                                       Page i

Table of Contents

  Item No.

           Part I
   1.      Business .......................................................  1
   2.      Properties .....................................................  4
   3.      Legal Proceedings...............................................  4
   4.      Submission of Matters to a Vote of Security Holders.............  *

           Part II
   5.      Market for Registrant's Common Equity and Related Stockholder
           Matters ........................................................  4
   6.      Selected Financial Data ........................................  *
   7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  5
   7A.     Quantitative and Qualitative Disclosures about Market Risk...... 12
   8.      Financial Statements and Supplementary Data .................... 13
   9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure........................... 30

           Part III
   10.      Directors and Executive Officers of the Registrant.............  *
   11.      Executive Compensation.........................................  *
   12.      Security Ownership of Certain Beneficial Owners and Management.  *
   13.      Certain Relationships and Related Transactions.................  *

           Part IV
   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K 30
           Signatures...................................................... 32
           Supplemental Information........................................ 33
           Exhibit Index................................................... 34

* The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required item.


Glossary

Degree day.....The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,100 degree days.
FERC...........Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
ICC............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf.Thousand cubic feet, million cubic feet, billion cubic feet.
PBR............Performance-based rate, a plan that provides economic incentives based on performance.

Nicor Gas Company                                                       Page 1

PART I

Item 1.  Business

Northern Illinois Gas Company (doing business as Nicor Gas Company), an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor Inc., a holding company. Certain terms used herein are defined in the glossary on page i.

GENERAL

Nicor Gas, a regulated natural gas distribution utility, is one of the nation's largest distributors of natural gas. The company serves 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company's service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 2001, residential customers accounted for approximately 45 percent of natural gas deliveries, while commercial and industrial customers accounted for about 25 percent and 30 percent, respectively. The company's large residential customer base provides relative stability during weak economic periods. In addition, Nicor Gas' industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. See Operating Statistics on page 10 for operating revenues, deliveries and number of customers by customer classification. The company has approximately 2,300 employees.

Gas deliveries are seasonal since about one-half are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather can have a significant impact on year-to-year comparisons of operating income and cash flow. To provide protection from the financial impact of unusually warm weather, Nicor Gas entered into an agreement with a third party designed to protect the company's 2002 earnings and cash flow if weather is warmer than 5,700 degree days. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay this party if weather for 2002 is colder than 6,100 degree days, which is approximately normal for Nicor Gas' service territory. Under the terms of these agreements, the maximum payout or receipt is limited to $10 million.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, less than 5 percent of the agreements will expire within five years.

CUSTOMER SERVICES

In addition to gas sales to all customer classes, Nicor Gas provides transportation service to commercial and industrial customers who purchase their own gas supplies. Beginning in 1999, the company's Customer Select(R) voluntary pilot program also allowed residential customers in certain communities to choose their natural gas supplier. In January 2002, the company received final approval from the Illinois Commerce Commission (ICC) to make its Customer Select program available to all of its customers beginning in March 2002. Additional information on the program is presented under the heading Unbundling of Services on page 9. Transportation customers have options that include the use of the company's storage system and the ability to choose varying supply backup levels. The company receives a margin generally comparable to gas sales for transportation service with full supply backup.




Nicor Gas Company                                                       Page 2

Item 1.  Business (continued)

In recent years, Nicor Gas has been pursuing several nontraditional activities. These activities include finding innovative ways to utilize its physical assets by providing natural gas storage and transmission-related services to marketers, other gas distribution companies and electric power-generation facilities.

SOURCES OF NATURAL GAS SUPPLY

Nicor Gas purchases natural gas supplies in the open market by contracting directly with producers and marketers. Pipeline transportation and purchased storage services are contracted for at rates regulated by the Federal Energy Regulatory Commission (FERC). Firm pipeline capacity and purchased storage services held by the company that are temporarily not needed can be released in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company's cost of gas charged to customers.

The company's peak-day requirements are met through utilization of company-owned storage facilities, firm pipeline capacity, purchased storage services and other supply arrangements. Nicor Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company believes natural gas supply availability will be sufficient to meet market demands in the foreseeable future.

Natural gas supply. Nicor Gas maintains a diversified portfolio of natural gas supply contracts. Firm supply contracts are diversified by supplier, producing region, quantity and available transportation. Contract pricing is generally tied to published price indices so as to approximate current market prices. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day and are generally negotiated annually.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about one-half of the company's total gas purchases in the last three years.

Customers served under the company's transportation service tariffs purchase their own gas supplies. About one-half of the gas that the company delivered in 2001 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to seven interstate pipelines which provide access to most of the major natural gas producing regions in North America. The company's primary firm transportation contracts are with: Natural Gas Pipeline Company of America, Northern Natural Gas Company, Tennessee Gas Pipeline Company and Midwestern Gas Transmission Company. All of the capacity covered by these contracts will expire by 2004 and Nicor Gas anticipates that some or all of these contracts will be renewed. Nicor Gas has also entered into a 10-year firm transportation agreement beginning in 2002 with the Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America.

Storage. Nicor Gas owns and operates seven underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 140 Bcf of top storage capacity, the system is designed to meet about 55 percent of the company's estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas purchases about 40 Bcf of storage service. Storage provides supply flexibility and improves reliability of deliveries.



Nicor Gas Company                                                       Page 3

Item 1.  Business (concluded)

COMPETITION/DEMAND

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. Substantially all single-family homes in Nicor Gas' service territory are heated with natural gas. The company's gas services compete with other forms of energy, such as electricity and oil, based on such factors as price, service, reliability and environmental impact. Significant factors that impact demand for natural gas include weather, economic conditions and the price of gas relative to competitive fuels.

The energy industry has undergone fundamental changes over the past several years. In 1997, Illinois adopted legislation directing the process of deregulating the state's electric utility industry. Nearly all customers will be given a choice of electric supplier beginning in May 2002. While natural gas prices fluctuated greatly over the last two years, Nicor Gas has traditionally maintained a pricing advantage over electricity and expects to maintain an advantage in the foreseeable future.

Additional information on competition and demand is presented in Factors Affecting Business Performance beginning on page 7.

REGULATION

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounted for approximately 75 percent of a typical residential customer's annual bill in the last three years. The company's cost of gas is passed on to the customer without markup.

Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect January 1, 2000. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Annual savings and losses relative to the benchmark are shared equally with customers. In 2002, the plan is subject to ICC review as prescribed by Illinois law. Nicor Gas continues to operate under the current PBR plan while the review is being conducted. The review process is expected to conclude in the fourth quarter of 2002. Additional information on the plan is presented under the heading Performance-Based Rate Plan on page 8.

Customer Select is a program that offers customers a choice of natural gas suppliers. Additional information on the program is presented under the heading Unbundling of Services on page 9.

ENVIRONMENTAL MATTERS

For information on environmental matters, see Contingencies beginning on page
26.

Nicor Gas Company                                                       Page 4

Item 2.  Properties

The company's properties are located in the territory described under Item 1, Business, and are suitable, adequate and utilized in its operations.

The gas distribution, transmission and storage system includes approximately 31,000 miles of steel, plastic and cast iron main; approximately 28,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers' premises; and seven underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software, and office equipment.

Most of the company's distribution and transmission property, and underground storage fields are located on property owned by others and used by the company through easements, permits or licenses. The company owns most of the buildings housing its administrative offices and the land on which they sit.

Substantially all properties are subject to the lien of the indenture securing the company's first mortgage bonds.

Item 3.  Legal Proceedings

See Contingencies beginning on page 26, which is incorporated herein by reference.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

All of the outstanding common stock of Nicor Gas is owned by Nicor Inc. There is no public trading market for the company's common stock. During 2001 and 2000, the company declared quarterly dividends on its common stock totaling $90 million and $111 million, respectively.

Nicor Gas Company                                                       Page 5

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas' operating results and financial condition from 1999 to 2001, and to discuss business trends and uncertainties that might affect Nicor Gas. Certain terms used herein are defined in the glossary on page i.

RESULTS OF OPERATIONS

Nicor Gas' net income was $119.4 million, $22.2 million and $96.1 million in 2001, 2000 and 1999, respectively.

Nicor Gas' net income changed dramatically over the three-year period due mainly to one significant item. An unusual charge of $148 million was recorded as operating expense in 2000 to establish a reserve related to the company's mercury inspection and repair program. A $9 million adjustment lowered the mercury-related reserve and reduced operating expense in 2001. Operating expense was also reduced by partial recoveries from insurers and contractors in 2001. For details of Nicor Gas' mercury inspection and repair program see page 26. Excluding these unusual mercury-related impacts, Nicor's net income was $112.0 million and $111.5 million in 2001 and 2000, respectively.

Net income, excluding the mercury-related impacts, remained essentially unchanged in 2001 compared to 2000. Results for 2001 reflect greater customer finance charges and increased contributions from the Chicago Hub, which provides gas supply-related services, and the company's performance-based rate (PBR) plan. These improvements were offset by certain increased operating expenses related to higher natural gas prices in the first quarter, the impact of reduced deliveries, and increased depreciation. Net income, excluding the unusual charge, was 16 percent higher in 2000 compared to 1999 due to higher gas deliveries and contributions from the PBR plan. Gas deliveries rose to 526 Bcf in 2000 compared with 508 Bcf in 1999 due to 8 percent colder weather and customer additions. Results for 2000 also reflect increased operating and maintenance expenses and depreciation.

Operating revenues. Operating revenues increased $222.2 million to $2,105.9 million in 2001 due primarily to significantly higher first quarter natural gas costs and related revenue taxes, which are both passed directly through to customers without markup in accordance with Illinois Commerce Commission (ICC) regulations. Partially offsetting the higher 2001 natural gas costs were lower deliveries due to warmer weather, energy conservation and economic conditions. Operating revenues increased $557.5 million to $1,883.7 million in 2000 due to higher natural gas prices and related revenue taxes, and increased natural gas deliveries.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, increased slightly to $507.6 million in 2001 compared with $506.6 million in 2000. Positively affecting margin for 2001 were greater customer finance charges and larger contributions from the Chicago Hub. Negatively impacting 2001 results were lower customer demand, the higher cost of natural gas used to operate company equipment and facilities, and the absence of income relating to a large construction project recorded in 2000. In 2000, margin increased $19.4 million due primarily to the impact of colder weather compared to 1999, customer additions and increased income from power-generation services.

Operating and maintenance. Operating and maintenance expenses increased by $1.6 million in 2001 to $161.9 million. The increase was primarily due to higher bad debt expenses in 2001 resulting from higher natural gas prices. In 2000, operating and maintenance expenses increased $7 million to $160.3 million due, in part, to higher bad debt expense and weather protection costs. Operating and maintenance

Nicor Gas Company                                                    Page 6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

expenses were partially offset by pension credits, net of capitalization, of $15.0 million, $19.9 million and $13.3 million in 2001, 2000 and 1999, respectively.

Other operating expense. Other operating expense reflects estimated costs, credits and recoveries associated with the company's mercury inspection and repair program. Additional information about this program is presented under the heading Mercury Program beginning on page 26.

Other income (expense). Other income increased $3 million in 2001 due to increased PBR plan contributions and increased interest income from higher short-term investment balances. These improvements were partially offset by decreased property sale gains in 2001. In 2000, other income increased $12.8 million due to PBR plan results and property sale gains.

Interest expense. Interest on debt increased 3 percent in 2001 and 7 percent in 2000 due to increased average borrowing levels in both years.

Income taxes. The 24 percent effective income tax rate for 2000 varied from its more typical level of about 37 percent due to the effect of the unusual charge by Nicor Gas related to the mercury program.


FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets and lines of credit.

Operating cash flows. Net cash flow provided from operating activities was $437.3 million, $202.9 million and $170.9 million in 2001, 2000 and 1999, respectively. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items because of factors including weather, the price of natural gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Capital expenditures. Capital expenditures were $149.8 million in 2001 compared with $124.6 million in 2000 and $127.4 million in 1999. Capital expenditures were higher in 2001 than in 2000 and 1999 due primarily to increased information technology projects and improvements to the company's operating system. Capital spending in 2002 is expected to be about $155 million. The estimated increase in 2002 capital expenditures is related primarily to higher capitalized employee benefit costs.

Financing activities. Nicor Gas has earned the highest long-term debt ratings given in the industry. Nicor Gas' financial statistics include:

                                             2001      2000      1999
                                           --------  --------  --------
Long-term debt, net of current maturities,
    as a percent of capitalization            41.8%     36.9%     38.2%
Ratio of earnings to fixed charges             5.3       1.7       4.9

Interest coverage for 2000 was negatively affected by the unusual mercury-related charge.



Nicor Gas Company                                                       Page 7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Long-term debt. At December 31, 2001, Nicor Gas had $225 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing. Net proceeds from securities issued are typically used for the refinancing of certain outstanding First Mortgage Bonds, construction programs to the extent not provided by internally generated funds, and general corporate purposes.

In 2001, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2006 at 5.55%, $75 million due in 2008 at 5.875%, $75 million due in 2011 at
6.625%, and $50 million due in 2016 at 7.2%. Retirements of First Mortgage Bonds in 2001 were as follows: $75 million due in 2001 at 6.45%, $50 million due in 2002 at 6.75%, $50 million due in 2021 at 8.875%, and $50 million due in 2025 at 7.26%. Nicor Gas also retired $50 million of variable-rate unsecured notes due in 2001. As a result of these activities, Nicor Gas' weighted average interest rate for long-term debt at December 31, 2001 was 6.3% compared with 6.8% at December 31, 2000.

In January 2000, Nicor Gas issued $50 million of variable-rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% due in 2000.

During 1999, Nicor Gas issued $50 million of First Mortgage Bonds at 5.37% due in 2009 and $50 million of unsecured notes at 5.065% due in 2000. Redemptions of First Mortgage Bonds during 1999 were as follows: $50 million at 5.875% due in 2000, $50 million at 7.375% due in 2023 and $50 million at 8.25% due in 2024.

Short-term debt. Nicor Gas maintains short-term line of credit agreements with major domestic and foreign banks. At December 31, 2001, these agreements, which serve as backup for the issuance of commercial paper, totaled $450 million. The company had $227 million and $315 million of commercial paper outstanding at year-end 2001 and 2000, respectively.

Common and preferred stock. The company paid dividends of $72.3 million, $106.4 million and $98.1 million in 2001, 2000 and 1999, respectively.


FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor Gas.

Nicor Gas, a regulated natural gas distribution utility, serves 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 2001, residential, commercial and industrial customers accounted for approximately 45 percent, 25 percent and 30 percent of natural gas deliveries, respectively.

Weather. Since about one-half of gas deliveries are used for space heating, fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. In 2000, Nicor Gas began purchasing protection against the impact of significant weather fluctuations. For 2002, Nicor Gas has entered into an agreement with a third party to protect the company's earnings if



Nicor Gas Company                                                       Page 8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

weather is warmer than 5,700 degree days. To partially offset the cost of this earnings protection, Nicor Gas has also agreed to pay this party if weather for 2002 is colder than 6,100 degree days, which approximates normal weather. Under the terms of these agreements, the maximum payout or receipt is limited to $10 million, which is equivalent to approximately 500 degree days. As a result, this weather hedge limits the earnings impact of large variations in weather.

Demand and natural gas prices. In addition to the impact of weather, significant changes in economic conditions or natural gas prices can impact customer gas usage. However, Nicor Gas' large residential customer base provides relative stability during weak economic periods, and the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. Nicor Gas' growth in natural gas deliveries has traditionally come from customer additions and increased usage by existing commercial and industrial customers, including power-generation facilities. Although commercial and industrial deliveries declined in 2001, the company anticipates continued long-term growth attributable to these factors. A partial offset is expected as customers install more energy-efficient equipment.

Natural gas prices have decreased significantly since the extraordinarily high prices seen during late 2000 and early 2001. Changes in the price of natural gas have no direct impact on Nicor Gas' margin since gas costs are passed directly through to customers without markup. However, the unprecedented level of last winter's natural gas prices had an adverse effect on accounts receivable collections, customer demand, company gas usage expenses, financing costs and customer service expenses.

Performance-based rate plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a benchmark tied to a market index. Savings and losses relative to the benchmark are shared equally with sales customers. Transportation customers, who are responsible for their own gas supplies, are generally not affected by the PBR plan. Assuming a gas cost benchmark of $1 billion, each one-percent deviation from the benchmark would affect net income by about $3 million. Generally, changing natural gas market prices will not significantly affect PBR plan risk since the PBR benchmark is tied to market prices. However, unusually high natural gas prices may impact PBR plan results since any performance variance from the benchmark may be significantly greater in magnitude.

In 2002, the PBR plan is subject to ICC review as prescribed by Illinois law. Nicor Gas continues to operate under the current PBR plan while the review is being conducted. The review process is expected to conclude in the fourth quarter of 2002.

Competition. Nicor Gas competes with other energy suppliers based on such factors as price, service and reliability. The company is well positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels. In addition, the company has a rate that allows negotiation with potential bypass customers, and no customer has bypassed the Nicor Gas system since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.

Storage and supply. Direct connection to seven interstate pipelines and extensive underground storage capacity provide the company and its transportation customers with flexibility and alternatives for natural gas supply procurement and storage services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.


Nicor Gas Company                                                       Page 9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Unbundling of services. In January 2002, the company received final approval from the ICC to make its Customer Select(R) program available to all of its customers beginning in March 2002. Previously, the program was available to all industrial and commercial customers and about 15 percent of Nicor Gas' residential customers. In the program's first four years, about one-third of eligible business customers and one-quarter of eligible residential customers signed up. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' distribution margin because natural gas costs are passed directly through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Customer credit risk. Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class. The company maintains prudent credit policies, subject to ICC regulations. Customers also have options to help them manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills evenly throughout the year. However, unusually high natural gas prices can increase the risk of customer nonpayment.

Nicor Gas experienced increased bad debt expense in both 2001 and 2000 primarily due to significantly higher natural gas prices. Assuming current price levels, the company anticipates a reduction in bad debt expense in 2002.

Pension investment returns. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. For actuarial valuation purposes, Nicor Gas utilizes an October 1 measurement date to determine the company's pension expense or credit for the subsequent calendar year. During the 12 months ended September 30, 2001, the pension plans experienced poor investment returns consistent with general market conditions, which will negatively impact the company's pension credit and operating income in 2002. The pension plans are adequately funded, and recent market performance is not expected to impact participant benefits or future company contributions.

Nontraditional activities. In order to generate additional contributions to earnings growth, Nicor Gas continues to pursue several nontraditional activities, including the Chicago Hub, which provides interruptible transportation and storage services. The Chicago area has become a major market hub for natural gas, and demand for storage- and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities is expected to continue to increase. Nicor Gas also continues to assess its ownership of real estate holdings.

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas.


Nicor Gas Company                                                  Page 10
---------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics
                                              2001       2000       1999
                                            --------   --------   --------
Operating revenues (millions)
   Sales
     Residential                            $1,486.4   $1,353.9   $  899.8
     Commercial                                274.6      236.0      172.3
     Industrial                                 41.5       37.0       24.5
                                            --------   --------   --------
                                             1,802.5    1,626.9    1,096.6
                                            --------   --------   --------
   Transportation
     Residential                                 9.5        6.7        1.7
     Commercial                                 75.0       78.9       70.3
     Industrial                                 45.6       47.5       43.7
     Other                                       7.5        6.2        4.2
                                            --------   --------   --------
                                               137.6      139.3      119.9
                                            --------   --------   --------
   Other revenues
     Revenue taxes                             112.3      101.7       84.6
     Chicago Hub                                13.4        6.3        6.0
     Other                                      40.1        9.5       19.1
                                            --------   --------   --------
                                               165.8      117.5      109.7
                                            --------   --------   --------
                                            $2,105.9   $1,883.7   $1,326.2
                                            ========   ========   ========

Deliveries (Bcf)
   Sales
     Residential                               201.5      219.0      209.0
     Commercial                                 37.2       38.4       39.8
     Industrial                                  5.9        6.2        6.1
                                            --------   --------   --------
                                               244.6      263.6      254.9
                                            --------   --------   --------
   Transportation
     Residential                                 6.1        4.4         .9
     Commercial                                 89.2       94.0       82.1
     Industrial                                135.3      163.9      170.2
                                            --------   --------   --------
                                               230.6      262.3      253.2
                                            --------   --------   --------
                                               475.2      525.9      508.1
                                            ========   ========   ========

Year-end customers (thousands)
   Sales
     Residential                             1,766.5    1,746.3    1,753.0
     Commercial                                102.7       98.9      108.9
     Industrial                                  6.7        6.6        7.4
                                            --------   --------   --------
                                             1,875.9    1,851.8    1,869.3
                                            --------   --------   --------
   Transportation
     Residential                                58.1       52.8       16.2
     Commercial                                 66.0       68.7       57.2
     Industrial                                  7.1        7.4        6.6
                                            --------   --------   --------
                                               131.2      128.9       80.0
                                            --------   --------   --------
                                             2,007.1    1,980.7    1,949.3
                                            ========   ========   ========

Other statistics
   Degree days                                 5,422      5,717      5,272
   Average gas cost per Mcf sold              $ 6.05     $ 4.80     $ 2.93




Nicor Gas Company                                                      Page 11

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. It is Nicor Gas' practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

Commodity price risk. The company has established policies and procedures governing the management of commodity price risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee oversees compliance with such policies and procedures.

Nicor Gas is generally not exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of natural gas supply costs from customers. Although the company has a PBR plan for natural gas costs, the plan does not directly expose the company to commodity price risk because actual gas costs are compared to a market-sensitive benchmark as opposed to a fixed benchmark.

Substantial increases in natural gas prices may impact Nicor Gas' earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption. The company is addressing these risks by using fixed-rate purchase agreements, futures contracts and swap agreements to reduce the financial impacts arising from natural gas price changes.

Counterparty credit risk. The company is also exposed to credit risk in the event a hedging transaction counterparty or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties and limits its exposure to any one counterparty. Nicor Gas is also in the process of entering into master netting arrangements to mitigate counterparty credit risk.

Interest rate risk. Nicor Gas is also exposed to changes in interest rates, primarily as a result of its short- and long-term debt. The company manages its interest rate risk by issuing long-term fixed-rate debt with varying maturities and refinancing certain debt. For further information about debt securities, interest rates and fair values, see the Consolidated Statements of Capitalization on page 18, the Fair Value of Financial Instruments note on page 23 and the Short- and Long-Term Debt note on page 23.

New accounting pronouncements. The Financial Accounting Standards Board issued a few key accounting pronouncements in 2001. The implementation of these standards is not expected to have a material impact on Nicor Gas' financial position or results of operations. For further information about these pronouncements, see New Accounting Pronouncements on page 21.




Nicor Gas Company                                                      Page 12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Mercury program. Future operating results may be impacted by adjustments to the company's estimated mercury program liability of $37 million, or by mercury-related recoveries. Any such adjustments or recoveries could be material to operating results in the period recorded. Additional information about this program is presented under the heading Mercury Program beginning on page 26.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented under the heading Manufactured Gas Plant Sites on page 28.

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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk on page 11, which is incorporated herein by reference.

Nicor Gas Company                                                      Page 13

Item 8.     Financial Statements and Supplementary Data


Page

Report of Independent Public Accountants................................... 14

Financial Statements:

   Consolidated Statements of Operations................................... 15

   Consolidated Statements of Cash Flows................................... 16

   Consolidated Balance Sheets............................................. 17

   Consolidated Statements of Capitalization............................... 18

   Consolidated Statements of Retained Earnings............................ 19

   Consolidated Statements of Comprehensive Income......................... 19

   Notes to the Consolidated Financial Statements.......................... 20

Nicor Gas Company                                                      Page 14

Report of Independent Public Accountants


To Northern Illinois Gas Company (Doing business as Nicor Gas Company):

We have audited the accompanying consolidated balance sheets and statements of capitalization of Nicor Gas Company (an Illinois corporation and a wholly owned subsidiary of Nicor Inc.) and subsidiary company as of December 31, 2001 and 2000, and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicor Gas Company and subsidiary company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule on page 31 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP
Chicago, Illinois
January 21, 2002

Nicor Gas Company                                                      Page 15
-------------------------------------------------------------------------------

Consolidated Statements of Operations
(millions)

                                                   Year ended December 31
                                               --------------------------------
                                                 2001        2000       1999
                                               ---------   ---------  ---------

Operating revenues                             $ 2,105.9   $ 1,883.7  $ 1,326.2
                                               ---------   ---------  ---------

Operating expenses
   Cost of gas                                   1,489.4     1,277.1      756.2
   Operating and maintenance                       161.9       160.3      153.3
   Depreciation                                    132.4       128.1      123.9
   Taxes, other than income taxes                  125.6       117.5      101.1
   Other                                           (12.2)      148.0          -
   Income taxes                                     60.7        (1.0)      56.4
                                               ---------   ---------  ---------
                                                 1,957.8     1,830.0    1,190.9
                                               ---------   ---------  ---------

Operating income                                   148.1        53.7      135.3
                                               ---------   ---------  ---------

Other income (expense)
   Other, net                                       25.2        20.3        (.9)
   Income taxes on other income                     (9.8)       (7.9)        .5
                                               ---------   ---------  ---------
                                                    15.4        12.4        (.4)
                                               ---------   ---------  ---------

Interest expense
   Interest on debt, net of amounts capitalized     44.6        43.3       40.4
   Other                                             (.5)         .6       (1.6)
                                               ---------   ---------  ---------
                                                    44.1        43.9       38.8
                                               ---------   ---------  ---------

Net income                                         119.4        22.2       96.1

Dividends on preferred stock                          .4          .4         .4
                                               ---------   ---------  ---------

Earnings applicable to common stock            $   119.0   $    21.8  $    95.7
                                               =========   =========  =========


The accompanying notes are an integral part of these statements.





Nicor Gas Company                                                      Page 16
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows
(millions)


                                                   Year ended December 31
                                               --------------------------------
                                                 2001        2000       1999
                                               --------    --------   --------
Operating activities
   Net income                                  $  119.4    $   22.2   $   96.1
   Adjustments to reconcile net income to
     net cash flow provided from
     operating activities:
       Depreciation                               132.4       128.1      123.9
       Deferred income tax expense (benefit)       30.1       (42.6)         -
       Changes in assets and liabilities:
         Receivables, less allowances             275.7      (254.4)     (80.3)
         Gas in storage                             2.1         2.8       83.4
         Deferred/accrued gas costs               149.1       (33.3)     (45.8)
         Accounts payable                        (202.4)      303.6         .2
         Prepaid pension costs                    (21.6)      (26.6)     (16.5)
         Accrued mercury-related costs            (41.0)       78.0          -
         Other                                     (6.5)       25.1        9.9
                                               --------    --------   --------
   Net cash flow provided from
     operating activities                         437.3       202.9      170.9
                                               --------    --------   --------

Investing activities
   Capital expenditures                          (149.8)     (124.6)    (127.4)
   Other                                            4.2         5.3        1.7
                                               --------    --------   --------
   Net cash flow used for investing activities   (145.6)     (119.3)    (125.7)
                                               --------    --------   --------

Financing activities
   Net proceeds from issuing long-term debt       247.2        49.9       99.5
   Disbursements to retire long-term debt        (279.5)      (50.0)    (155.7)
   Short-term borrowings (repayments), net        (88.6)       52.8       88.3
   Dividends paid                                 (72.3)     (106.4)     (98.1)
   Other                                            (.5)        (.5)       (.4)
                                               --------    --------   --------
   Net cash flow used for financing activities   (193.7)      (54.2)     (66.4)
                                               --------    --------   --------

Net increase (decrease) in cash
   and cash equivalents                            98.0        29.4      (21.2)

Cash and cash equivalents, beginning of year       39.7        10.3       31.5
                                               --------    --------   --------

Cash and cash equivalents, end of year         $  137.7    $   39.7   $   10.3
                                               ========    ========   ========

Supplemental information
   Income taxes paid, net of refunds           $   30.1    $   43.4   $   57.3
   Interest paid, net of amounts capitalized       44.9        44.0       40.0


The accompanying notes are an integral part of these statements.



Nicor Gas Company                                                     Page 17
------------------------------------------------------------------------------

Consolidated Balance Sheets
(millions)

                                                              December 31
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
                         Assets

Gas distribution plant, at cost                           $3,425.6    $3,292.8
   Less accumulated depreciation                           1,804.9     1,692.0
                                                          --------    --------
                                                           1,620.7     1,600.8
                                                          --------    --------

Current assets
   Cash and cash equivalents - affiliates                    137.7           -
   Cash and cash equivalents - other                             -        39.7
   Receivables, less allowances of $9.6
     and $13.4, respectively                                 285.0       563.0
   Receivables - affiliates                                   10.6         8.3
   Gas in storage, at last-in, first-out cost                 17.2        19.3
   Deferred gas costs                                            -        49.2
   Deferred income taxes                                      25.9        46.1
   Other                                                       9.3        14.8
                                                          --------    --------
                                                             485.7       740.4
                                                          --------    --------

Prepaid pension costs                                        164.3       142.7
Other assets                                                  29.5        28.7
                                                          --------    --------

                                                          $2,300.2    $2,512.6
                                                          ========    ========

             Capitalization and Liabilities

Capitalization
   Long-term debt                                         $  446.4    $  347.1
   Preferred stock                                             7.5         8.0
   Common equity                                             613.8       585.3
                                                          --------    --------
                                                           1,067.7       940.4
                                                          --------    --------

Current liabilities
   Long-term obligations due within one year                    .5       125.5
   Short-term borrowings - other                             227.0       315.0
   Short-term borrowings - affiliates                         40.0        40.6
   Accounts payable                                          344.3       546.7
   Accrued gas costs                                          99.9           -
   Accrued mercury-related costs                               7.0        78.0
   Other                                                      77.7        65.4
                                                          --------    --------
                                                             796.4     1,171.2
                                                          --------    --------

Deferred credits and other liabilities
   Deferred income taxes                                     224.2       210.2
   Regulatory income tax liability                            66.3        70.4
   Unamortized investment tax credits                         39.0        41.1
   Accrued mercury-related costs                              30.0           -
   Other                                                      76.6        79.3
                                                          --------    --------
                                                             436.1       401.0
                                                          --------    --------

                                                          $2,300.2    $2,512.6
                                                          ========    ========


The accompanying notes are an integral part of these statements.



Nicor Gas Company                                                     Page 18
-------------------------------------------------------------------------------

Consolidated Statements of Capitalization
(millions, except share data)


                                                       December 31
                                         ---------------------------------------
                                                2001                 2000
                                         -------------------  ------------------
First Mortgage Bonds
   Maturity   Interest rate
   --------   -------------
     2001     6.45%                      $       -            $   75.0
     2002     6.75                               -                50.0
     2003     5.75                            50.0                50.0
     2006     5.55                            50.0                   -
     2008     5.875                           75.0                   -
     2009     5.37                            50.0                50.0
     2011     6.625                           75.0                   -
     2016     7.20                            50.0                   -
     2021     8.875                              -                50.0
     2025     7.26                               -                50.0
     2027     7.375                           50.0                50.0
     2028     6.58                            50.0                50.0
                                         ---------            --------
                                             450.0               425.0
Less: Amount due within one year                 -                75.0
      Unamortized debt discount,
         net of premium                        3.6                 2.9
                                         ---------            --------
                                             446.4   41.8%       347.1   36.9%
                                         ---------            --------

Other long-term debt
   Notes payable due 2001 at
     variable interest rate                      -                50.0
   Less amount due within one year               -                50.0
                                         ---------            --------
                                                 -      -            -      -
                                         ---------            --------

Preferred stock, cumulative,
   $100 par value, 800,000
    shares authorized
     Redeemable preferred stock,
       4.48% and 5.00% series,
       66,000 shares outstanding in 2001
       and 71,000 shares outstanding
       in 2000                                 6.6                 7.1
     Less amount due within one year            .5                  .5
                                         ---------            --------
                                               6.1     .6          6.6     .7
                                         ---------            --------

     Nonredeemable preferred stock,
       4.60% and 5.00% convertible
       series, 14,008 shares outstanding       1.4     .1          1.4     .1
                                         ---------            --------

Common equity
   Common stock, $5 par value,
     25,000,000 shares authorized,
     32,365 shares reserved for conversion
     and 15,232,414 shares outstanding        76.1                76.1
   Paid-in capital                           108.0               108.0
   Retained earnings                         431.0               402.0
   Accumulated other comprehensive income
     Cash flow hedges                          (.3)                  -
     Minimum pension liability                (1.0)                (.8)
                                         ---------            --------
                                              (1.3)                (.8)
                                         ---------            --------
                                             613.8   57.5        585.3    62.3
                                         ---------  -----     --------   -----
                                         $ 1,067.7  100.0%    $  940.4   100.0%
                                         =========  =====     ========   =====


The accompanying notes are an integral part of these statements.



Nicor Gas Company                                                      Page 19
-------------------------------------------------------------------------------

Consolidated Statements of Retained Earnings
(millions)


                                                   Year ended December 31
                                               ------------------------------
                                                 2001       2000       1999
                                               --------   --------   --------

Balance at beginning of year                   $  402.0   $  491.2   $  495.1

Net income                                        119.4       22.2       96.1
Dividends declared on common stock                (90.0)    (111.0)     (99.6)
Dividends declared on preferred stock               (.4)       (.4)       (.4)
                                               --------   --------   --------
Balance at end of year                         $  431.0   $  402.0   $  491.2
                                               ========   ========   ========


The accompanying notes are an integral part of these statements.







Consolidated Statements of Comprehensive Income
(millions)

                                                   Year ended December 31
                                               ------------------------------
                                                 2001       2000       1999
                                               --------   --------   --------

Net income                                     $  119.4   $   22.2   $   96.1
Other comprehensive income (loss),
  net of taxes
   Gain (loss) on cash flow hedges, net             (.3)         -          -
   Decrease (increase) to minimum
     pension liability                              (.2)       (.2)        .2
                                               --------   --------   --------
                                                    (.5)       (.2)        .2
                                               --------   --------   --------
Comprehensive income                           $  118.9   $   22.0   $   96.3
                                               ========   ========   ========


The accompanying notes are an integral part of these statements.





Nicor Gas Company                                                      Page 20

Notes to the Consolidated Financial Statements

Nicor Gas is one of the nation's largest distributors of natural gas, serving 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

ACCOUNTING POLICIES

General. Nicor Gas is a wholly owned subsidiary of Nicor Inc. Nicor Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation. The consolidated financial statements include the accounts of Nicor Gas and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of the financial statements requires management to make estimates that affect reported amounts. Actual results could differ from those estimates, and such differences could be material. Accounting estimates requiring significant management judgment include accrued unbilled revenue, prepaid and accrued postretirement benefits, the allowance for doubtful accounts and the liability for the mercury inspection and repair program.

Reclassifications. Certain reclassifications have been made to conform the prior years' financial statements to the current year's presentation.

Regulation. Nicor Gas is regulated by the Illinois Commerce Commission (ICC) which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities of $34.9 million and $173.2 million, respectively, at December 31, 2001 and $74.2 million and $70.5 million, respectively, at December 31, 2000.

Operating revenues and gas costs. Operating revenues are recorded when gas is delivered to customers. In accordance with ICC regulations, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary. Temporary undercollections and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas. Revenue taxes billed to customers are classified as operating revenues and related taxes due as operating expenses.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The composite depreciation rate is
4.1 percent.

Income taxes. Nicor Gas files a consolidated federal income tax return with Nicor Inc. Income taxes are allocated to Nicor Gas based upon the tax liability which would have been incurred on a separate company basis. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Nicor Gas amortizes prior investment tax credits and regulatory income tax liabilities to income over the lives of the related properties.

Cash and cash equivalents. The company considers investments purchased with an initial maturity of three months or less, or that are due on demand from an affiliate, to be cash equivalents.

Nicor Gas Company                                                      Page 21

Derivative instruments. Derivative instruments are primarily utilized for natural gas procurement. Realized gains or losses on such derivatives are included in the cost of gas delivered and are therefore passed directly through to customers, having no direct impact on earnings. As such, unrealized changes in the fair value of these derivative instruments are being deferred or accrued as a regulatory asset or liability.

In 2001, Nicor Gas entered into futures contracts and swap agreements to reduce the earnings impact of certain operating expenses in the first quarter of 2002 arising from substantial fluctuations in natural gas prices. Unrealized changes in the fair market value of these derivative instruments are reported as a component of accumulated other comprehensive income. Upon settlement of the derivative instruments in 2002, accumulated other comprehensive income will be reclassified to operating and maintenance expense.

In 2001 and 2000, Nicor Gas held derivative instruments to limit the earnings impact of weather fluctuations. Since these instruments settle on December 31 of each year, any benefits recorded in those years did not involve a fair value estimation.

Credit risk. The company has a diversified customer base and prudent credit policies which mitigate customer receivable and derivative counterparty credit risk.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. FAS 141 is effective for business combinations completed after June 30, 2001, and FAS 142 is effective for 2002. The implementation of these standards had no impact on the company's financial position or results of operations.

In August 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. This standard is effective for 2003. The implementation of this standard is expected to create additional regulatory assets or liabilities, and it is not expected to have a material impact on the company's financial position or results of operations.

GAS IN STORAGE

Based on the average cost of gas purchased in December 2001 and 2000, the estimated replacement cost of inventory at December 31, 2001 and 2000, exceeded the last-in, first-out cost by $139.6 million and $491.7 million, respectively.

Nicor Gas Company                                                     Page 22

INCOME TAXES

The components of income tax expense (benefit) are presented below (in millions):

                                             2001       2000       1999
                                           --------   --------   --------
Current
    Federal                                $   33.7   $   44.8   $   47.7
    State                                       8.8        6.2        9.7
                                           --------   --------   --------
                                               42.5       51.0       57.4
                                           --------   --------   --------
Deferred
    Federal                                    26.1      (37.7)       (.4)
    State                                       4.0       (4.9)        .4
                                           --------   --------   --------
                                               30.1      (42.6)         -
                                           --------   --------   --------

Amortization of investment tax credits, net    (2.1)      (1.5)      (1.5)
                                           --------   --------   --------

Income tax expense, net                    $   70.5   $    6.9   $   55.9
                                           ========   ========   ========

The temporary differences which gave rise to the net deferred tax liability at December 31, 2001 and 2000, are as follows (in millions):

                                                        2001       2000
                                                      --------   --------
Deferred tax liabilities
    Property, plant and equipment                     $  212.3   $  215.1
    Employee benefits                                     32.7       24.1
    Gas costs recovery accounts                            9.0       17.1
    Other                                                 14.7       10.1
                                                      --------   --------
                                                         268.7      266.4
                                                      --------   --------
Deferred tax assets
    Unamortized investment tax credits                    25.3       26.6
    Regulatory income tax liability                       16.3       17.4
    Accrued mercury-related costs                         14.7       30.9
    Other                                                 14.1       27.4
                                                      --------   --------
                                                          70.4      102.3
                                                      --------   --------
Net deferred tax liability                            $  198.3   $  164.1
                                                      ========   ========

The effective combined federal and state income tax rate was 37.1 percent, 23.6 percent and 36.8 percent in 2001, 2000 and 1999, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below (in millions):

                                             2001       2000       1999
                                           --------   --------   --------
Federal income taxes using statutory rate  $   66.5   $   10.1   $   53.2
State income taxes, net                         8.3        1.5        7.3
Tax credits                                    (2.3)      (2.4)      (2.4)
Regulatory income tax liability                (2.1)      (2.4)      (2.1)
Other, net                                       .1         .1        (.1)
                                           --------   --------   --------
Income tax expense, net                    $   70.5   $    6.9   $   55.9
                                           ========   ========   ========






Nicor Gas Company                                                      Page 23

Notes to the Consolidated Financial Statements (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of long-term debt outstanding, including current maturities, also approximates fair value.

SHORT- AND LONG-TERM DEBT

The company maintains short-term lines of credit with major domestic and foreign banks. These lines, which serve as backup for the issuance of commercial paper, totaled $450 million at December 31, 2001. Commitment fees of up to .08 percent per annum were paid on these lines. All lines of credit have variable interest rates tied to short-term markets.

The company had $227 million and $315 million of commercial paper outstanding with a weighted average interest rate of 2.8 percent and 6.5 percent at December 31, 2001 and 2000, respectively.

Bank cash balances averaged about $2 million during 2001, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First Mortgage Bonds are secured by liens on substantially all property.

Interest on debt was net of amounts capitalized of $.2 million, $.4 million and $.1 million in 2001, 2000 and 1999, respectively.

Nicor Gas Company                                                      Page 24

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998 and provides health care and life insurance benefits to eligible retired employees. Most employees' postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the changes in the plans' benefit obligations and assets, and reconciles the funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31 (in millions):


                                    Pension benefits        Other benefits
                                  --------------------    -------------------
                                    2001        2000        2001       2000
                                  --------    --------    --------   --------
Change in benefit obligation
Benefit obligation at
  beginning of period             $  211.5    $  209.4    $  112.6   $  116.1
Service cost                           6.5         5.3         1.2        1.2
Interest cost                         16.5        14.9         8.4        8.4
Actuarial loss (gain)                 32.0         7.1        29.1       (5.3)
Participant contributions                -           -          .8         .7
Plan amendments                          -         3.0           -          -
Benefits paid                        (29.0)      (28.2)      (10.2)      (8.5)
                                  --------    --------    --------   --------
Benefit obligation at end of
  period                             237.5       211.5       141.9      112.6
                                  --------    --------    --------   --------

Change in plan assets
Fair value of plan assets at
  beginning of period                489.2       445.3        22.6       19.4
Actual gain (loss) on plan assets    (60.5)       72.1        (2.9)       3.2
Employer contributions                   -           -         9.4        7.8
Participant contributions                -           -          .8         .7
Benefits paid                        (29.0)      (28.2)      (10.2)      (8.5)
                                  --------    --------    --------   --------
Fair value of plan assets at
end of period                        399.7       489.2        19.7       22.6
                                  --------    --------    --------   --------

Funded status                        162.2       277.7      (122.2)     (90.0)
Unrecognized net actuarial            (2.0)     (135.9)       29.4       (4.7)
(gain) loss
Unrecognized transition               (1.0)       (4.8)       34.0       37.1
(asset) obligation
Unrecognized prior service             5.1         5.7           -          -
cost
Other                                    -           -        (1.8)       1.2
                                  --------    --------    --------   --------
Prepaid (accrued) benefit cost    $  164.3    $  142.7    $  (60.6)  $  (56.4)
                                  ========    ========    ========   ========

Net periodic benefit cost (credit) included the following components (in millions):

                                  Pension benefits          Other benefits
                               ----------------------   ----------------------
                                2001    2000   1999      2001    2000    1999
                               ------  ------  ------   ------  ------  ------
Service cost                   $  6.5  $  5.3  $  6.2   $  1.2  $  1.2  $  1.3
Interest cost                    16.5    14.9    15.3      8.4     8.4     7.7
Expected return on plan
  assets                        (44.3)  (39.1)  (35.3)    (2.1)   (1.8)   (1.6)
Recognized net actuarial
  (loss) gain                     2.9    (5.9)   (1.9)       -       -       -
Amortization of unrecognized
  transition (asset)
  obligation                     (3.8)   (3.9)   (3.9)     3.1     3.1     3.1
Amortization of prior
  service cost                     .6      .4      .4        -       -       -
                               ------  ------  ------   ------  ------  ------
Net periodic benefit cost
(credit)                       $(21.6) $(28.3) $(19.2)  $ 10.6  $ 10.9  $ 10.5
                               ======  ======  ======   ======  ======  ======



Nicor Gas Company                                                      Page 25

Notes to the Consolidated Financial Statements (continued)

Assumptions used in the computations included the following:

                                    Pension benefits       Other benefits
                                  --------------------   ------------------
                                    2001        2000       2001      2000
                                  --------    --------   --------  --------
Discount rate                        7.25%       7.75%      7.25%     7.75%
Expected return on plan assets       9.25        9.25       9.25      9.25
Rate of compensation increase        4.00        4.00       4.00      4.00

For measurement purposes, the health care cost trend rate for pre-Medicare benefits was assumed to be 10 percent for 2002, declining to 5 percent by 2007 and remaining at that level thereafter. The health care cost trend rate for post-Medicare benefits was assumed to be 7.5 percent for 2002, declining to 5 percent by 2006 and remaining at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                          One-percent
                                                      ------------------
                                                      Increase  Decrease
                                                      --------  --------
Effect on total of service and interest cost
  components                                          $    1.0  $    (.8)
Effect on benefit obligation                              14.1     (11.9)

Nicor Gas also has a separate unfunded supplemental retirement plan. The plan is noncontributory with defined benefits. Plan costs were $.8 million, $.6 million and $.7 million in 2001, 2000 and 1999, respectively. The benefit obligation of the plan was $6.4 million and $5.7 million at December 31, 2001 and 2000, respectively.

The company also sponsors defined contribution plans covering substantially all domestic employees. These plans provide for employer matching contributions. The total cost of these plans was $3.9 million, $3.9 million and $3.7 million in 2001, 2000 and 1999, respectively.

REGULATORY MATTERS

Performance-based rate plan. On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are shared equally with customers. Nicor Gas recorded $14.9 million and $12.2 million for its share of PBR plan results as pretax other income in 2001 and 2000, respectively. In 2002, the plan is subject to ICC review.

Customer choice of commodity supplier. In January 2002, the company received final approval from the ICC to expand its Customer Select(R) program to include all customers beginning in March 2002. The program is currently available to all industrial and commercial customers and about 15 percent of residential customers. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas' margin because natural gas costs are passed through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.




Nicor Gas Company                                                      Page 26

Notes to the Consolidated Financial Statements (continued)

RELATED PARTY TRANSACTIONS

Nicor Gas had $40 million of short-term notes payable due to an affiliated financing company as of December 31, 2001 and 2000, respectively. Nicor Gas recorded $2.2 million and $1.0 million of interest expense related to short-term borrowings from the affiliated financing company in 2001 and 2000, respectively. The Company also had $.6 million of short-term notes payable due to Nicor Inc. at December 31, 2000.

Nicor Gas enters into transactions to buy and sell natural gas with an affiliated wholesale natural gas marketing company. Such transactions are in the ordinary course of business at negotiated prices comparable to those available on the open market. Nicor Gas purchased $34.6 million and $14.9 million of natural gas from and sold $25.0 million and $24.2 million of natural gas to the affiliated wholesale natural gas marketing company in 2001 and 2000, respectively.

CONTRACTUAL OBLIGATIONS

As of December 31, 2001, Nicor Gas had contractual obligations with payments due as follows (in millions):

                                                                after
                        2002    2003    2004    2005    2006    2006    Total
                       ------  ------  ------  ------  ------  ------  -------
Long-term debt         $    -  $ 50.0  $    -  $    -  $ 50.0  $350.0  $ 450.0
Unconditional purchase
  obligations           129.4    78.9    30.6    10.4    10.4    54.4    314.1
Other                     1.8      .9      .6      .5      .5     5.0      9.3
                       ------  ------  ------  ------  ------  ------  -------
                       $131.2  $129.8  $ 31.2  $ 10.9  $ 60.9  $409.4  $ 773.4
                       ======  ======  ======  ======  ======  ======  =======

Unconditional purchase obligations primarily consist of transportation and storage contracts. This includes a 10-year transportation agreement between Nicor Gas and Horizon Pipeline totaling $103.7 million.

Other consists of redeemable preferred stock and operating leases. Operating leases are primarily for office space and equipment. Rental expense under operating leases was $1.5 million, $1.5 million and $1.2 million in 2001, 2000 and 1999, respectively.

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

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit (the "Attorney General's Lawsuit") brought by the Illinois Attorney General and the State's Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of

Nicor Gas Company                                                   Page 27

Notes to the Consolidated Financial Statements (continued)

Cook County hearing this action entered two preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas has called on every such home, although it still has been unable to gain entry to some homes. Approximately 1,060 homes have been found to have traces of mercury requiring cleanup.

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

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Court of Cook County, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits involves five previous class actions that have been consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas will pay a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement permits class members to "opt out" of the settlement and pursue their claims individually. On February 7, 2002, the Circuit Court of Cook County entered a final order approving the class action settlement.

Nicor Gas charged $148 million to other operating expense in the third quarter of 2000 for estimated obligations related to the previously described work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced other operating expense in the third quarter of 2001. The adjustment reflects more recent experience which indicates a lower number of homes expected to be found with traces of mercury requiring cleanup and a lower average cleanup and repair cost. Through December 31, 2001, the company has incurred $102 million in associated costs, leaving a $37 million liability. The remaining liability represents management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.
Nicor Gas Company                                                      Page 28

Notes to the Consolidated Financial Statements (continued)

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing certain insurance recoveries through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors. Through December 31, 2001, Nicor Gas has recovered, net of related expenses, $3.2 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to other operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such amounts as assets in its financial statements.

Nicor Gas will not seek recovery of the costs associated with these mercury spills from its customers, and any proceeds from insurance carriers or third parties will be retained by the company to offset costs incurred.

It is management's opinion, taking into account the above information and uncertainties, including currently available information concerning the company's existing and potential obligations, insurance coverage, possible recoveries from third parties and available financial resources, that costs associated with the mercury spills will not have a material adverse effect on the liquidity or financial position of the company.

Manufactured gas plant sites. Gas manufacturing plants were used by Nicor Gas' predecessor companies in the early 1900's to produce natural gas from coal, producing a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

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

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company's case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In May of 2001, Nicor Gas reached a recovery settlement with certain insurance carriers who were involved in this appeal. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. Recoveries are refunded to the company's customers.

In December 2001, a putative class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the proposed residential cleanup of a manufactured gas plant site in Oak Park, Illinois was inadequate. The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes. Management cannot predict the outcome of this litigation.


Nicor Gas Company                                                      Page 29

Notes to the Consolidated Financial Statements (concluded)

Since costs and recoveries relating to the cleanup of these manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, the final disposition of these matters is not expected to have a material impact on the company's financial condition or results of operations.

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

QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions).

                                                Quarter ended
                                -------------------------------------------
                                 Mar. 31    June 30    Sept. 30    Dec. 31
                                ---------  ---------  ----------  ---------

2001
    Operating revenues          $ 1,344.0  $   271.8  $    153.0  $   337.1
    Operating income                 44.1       33.9        32.1       38.0
    Net income                       33.2       24.1        27.0       35.0

2000
    Operating revenues          $   572.4   $  262.1   $   197.6  $   851.6
    Operating income (loss)          44.2       32.5       (62.4)      39.4
    Net income (loss)                34.1       24.7       (67.0)      30.4

Nicor Gas Company                                                      Page 30

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1)  Financial Statements:

         See Item 8, Financial Statements and Supplementary Data, on page 13 filed herewith, for a list of financial statements.

     2)  Financial Statement Schedules:

         Schedule
          Number                                                  Page

                  Report of Independent Public Accountants         14
             II   Valuation and Qualifying Accounts                31

         Schedules other than those listed are omitted because they are not applicable.

     3)  Exhibits Filed:

         See Exhibit Index beginning on page 34 filed herewith.

(b) The company did not file a report on Form 8-K during the fourth quarter of 2001.

Nicor Gas Company                                                      Page 31
-------------------------------------------------------------------------------

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

                                        Additions
                                   ----------------------
                       Balance at  Charged to  Charged to              Balance
                       beginning   costs and    other                  at end
    Description        of period   expenses    accounts    Deductions  of period
--------------------   ---------   ---------   ----------  ---------- ----------

2001
-------
Allowance for
  uncollectible
  accounts receivable    $ 13.4     $ 23.3      $  -        $ 27.1 (a)   $  9.6

Accrued mercury-related
 costs                     78.0          -         -          41.0 (b)     37.0


2000
-------
Allowance for
  uncollectible
  accounts receivable    $  6.1     $ 16.6      $  -        $  9.3 (a)   $ 13.4

Accrued mercury-related
  costs                       -      148.0         -          70.0 (b)     78.0


1999
-------
Allowance for
  uncollectible
  accounts receivable    $  6.1     $ 11.8      $  -        $  11.8 (a)  $  6.1

Accrued mercury-related
  costs                       -          -         -              -           -


(a)  Accounts receivable written off, net of recoveries.
(b)  Expenditures and reductions charged to reserve.





Nicor Gas Company                                                      Page 32

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Nicor Gas Company

Date       March 8, 2002                   By  /s/ KATHLEEN L. HALLORAN
      ------------------------                 ------------------------
                                                   Kathleen L. Halloran
                                                   Executive Vice
                                                   President Finance
                                                   and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2002.

             Signature                                    Title
-------------------------------------      ------------------------------------

        /s/ THOMAS L. FISHER
-------------------------------------
          Thomas L. Fisher                 Chairman, President and
   (Principal Executive Officer)           Chief Executive Officer

      /s/ KATHLEEN L. HALLORAN
-------------------------------------
        Kathleen L. Halloran               Executive Vice President Finance
(Principal Financial and Accounting        and Administration
              Officer)




ROBERT M. BEAVERS, JR.*                    Director

BRUCE P. BICKNER*                          Director

JOHN H. BIRDSALL, III*                     Director

THOMAS A. DONAHOE*                         Director

JOHN E. JONES*                             Director

DENNIS J. KELLER*                          Director

WILLIAM A. OSBORN*                         Director

JOHN RAU*                                  Director

JOHN F. RIORDAN*                           Director

PATRICIA A. WIER*                          Director

                                    * By   /s/ JEFFREY L. METZ
                                          ----------------------
                                               Jeffrey L. Metz
                                              (Attorney-in-fact)


Nicor Gas Company                                                      Page 33

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:

No annual report or proxy material has been sent to security holders as Nicor Gas is a wholly owned subsidiary of Nicor Inc.

Nicor Gas Company                                                      Page 34

Exhibit Index

Exhibit
Number                              Description of Document
------      ------------------------------------------------------------------

  1.01 Underwriting agreement, dated December 13, 2001, between the company and ABN AMRO Incorporated.

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

Nicor Gas Company                                                      Page 35

Exhibit
Number                              Description of Document
------      ------------------------------------------------------------------

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

  4.17 * Supplemental Indenture, dated February 1, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2000, Exhibit 4.17.)

  4.18 * Supplemental Indenture, dated May 15, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 2001, Exhibit 4.01.)

  4.19 * Supplemental Indenture, dated August 15, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 2001,
            Exhibit 4.01.)

  4.20 Supplemental Indenture, dated December 15, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.

            Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

Nicor Gas Company                                                      Page 36

Exhibit Index (concluded)

Exhibit
Number                              Description of Document
------      ------------------------------------------------------------------

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