Form 10-Q
period 2002-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2002-04-25
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2002


                                       or


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934




                                                     I.R.S.
                     Registrant, State of          Employer
 Commission             Incorporation,           Identification
 File Number     Address and Telephone Number       Number
--------------  -------------------------------- -------------

   1-7296       Northern Illinois Gas Company     36-2863847
                (Doing business as Nicor Gas
                Company)
                (An Illinois Corporation)
                1844 Ferry Road
                Naperville, Illinois 60563-9600
                (630) 983-8888


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares of common stock, par value $5, outstanding at April 22, 2002, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                            Page i

Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ..................... 1

         Consolidated Statements of Operations:
           Three months ended
           March 31, 2002 and 2001 .............................. 2

         Consolidated Statements of Cash Flows:
           Three months ended
           March 31, 2002 and 2001 .............................. 3

         Consolidated Balance Sheets:
           March 31, 2002 and 2001, and
           December 31, 2001 .................................... 4

         Notes to the Consolidated Financial Statements ......... 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations .................. 9


Part II - Other Information

   Item 1. Legal Proceedings ....................................12

   Item 6. Exhibits and Reports on Form 8-K .....................12

         Signature ..............................................13

         Exhibit Index ..........................................14


Glossary

Degree day...The extent to which the daily average temperature falls below
             65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days.
ICC..........Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, Bcf ....Thousand cubic feet, billion cubic feet.
PBR..........Performance-based rate, a plan that provides economic incentives based on performance.

Nicor Gas Company                                            Page 1
---------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

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





Nicor Gas Company                                            Page 2
--------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions)

                                                   Three months ended
                                                         March 31
                                                   -------------------
                                                     2002       2001
                                                   --------   --------

Operating revenues                                 $  516.6   $1,344.0
                                                   --------   --------

Operating expenses
   Cost of gas                                        318.2    1,111.6
   Operating and maintenance                           46.4       45.9
   Depreciation                                        56.6       54.5
   Taxes, other than income taxes                      40.3       69.9
   Other                                                 .2          -
   Income taxes                                        16.7       18.0
                                                   --------   --------
                                                      478.4    1,299.9
                                                   --------   --------

Operating income                                       38.2       44.1
                                                   --------   --------

Other income (expense)
   Other, net                                           7.0        4.0
   Income taxes on other income                        (2.7)      (1.5)
                                                   --------   --------
                                                        4.3        2.5
                                                   --------   --------

Interest expense
   Interest on debt, net of amounts capitalized         9.4       13.2
   Other                                                 .1         .2
                                                   --------   --------
                                                        9.5       13.4
                                                   --------   --------

Net income                                             33.0       33.2

Dividends on preferred stock                             .1         .1
                                                   --------   --------

Earnings applicable to common stock                $   32.9   $   33.1
                                                   ========   ========


The accompanying notes are an integral part of these statements.






Nicor Gas Company                                            Page 3
---------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                       Three months ended
                                                            March 31
                                                      -------------------
                                                        2002       2001
                                                      --------   --------
Operating activities
   Net income                                         $   33.0   $   33.2
   Adjustments to reconcile net income to net
     cash flow provided from operating activities:
      Depreciation                                        56.6       54.5
      Deferred income tax expense                          4.6       10.8
      Changes in:
        Receivables, less allowances                     (10.2)     (87.9)
        Gas in storage                                    12.1        8.0
        Deferred/accrued gas costs                       (41.0)     177.9
        Accounts payable                                 (74.1)    (206.2)
        Temporary LIFO liquidation                       115.0      125.7
        Prepaid pension costs                             (3.2)      (8.4)
        Accrued mercury-related costs                     (3.4)     (17.0)
      Other                                               30.1       34.9
                                                      --------   --------
  Net cash flow provided from operating activities       119.5      125.5
                                                      --------   --------

Investing activities
   Capital expenditures                                  (34.4)     (24.2)
   Other                                                   3.6          -
                                                      --------   --------
   Net cash flow used for investing activities           (30.8)     (24.2)
                                                      --------   --------

Financing activities
   Net proceeds from issuing long-term debt                  -       74.2
   Disbursements to retire long-term debt                    -      (50.0)
   Short-term borrowings (repayments), net               (60.0)    (115.3)
   Dividends paid                                            -      (27.1)
   Other                                                    .7        (.1)
                                                      --------   --------
   Net cash flow used for financing activities           (59.3)    (118.3)
                                                      --------   --------

Net increase (decrease) in cash and cash equivalents      29.4      (17.0)

Cash and cash equivalents, beginning of period           137.7       39.7
                                                      --------   --------

Cash and cash equivalents, end of period              $  167.1   $   22.7
                                                      ========   ========


The accompanying notes are an integral part of these statements.




Nicor Gas Company                                                 Page 4
------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                          March 31    December 31    March 31
                                            2002         2001          2001
                                          --------    -----------    --------
           Assets

Gas distribution plant, at cost           $3,455.4      $3,425.6     $3,314.5
   Less accumulated depreciation           1,858.8       1,804.9      1,745.1
                                          --------     ---------     --------
                                           1,596.6       1,620.7      1,569.4
                                          --------     ---------     --------

Current assets
   Cash and cash equivalents - affiliates    164.3         137.7            -
   Cash and cash equivalents - other           2.8             -         22.7
   Receivables, less allowances of $7.9
    $9.6 and $20.6, respectively             291.3         285.0        648.6
   Receivables - affiliates                   14.5          10.6         10.1
   Gas in storage, at last-in, first-out
    (LIFO) cost                                5.1          17.2         11.3
   Deferred income taxes                      25.6          25.9         50.9
   Other                                      17.2           9.3          8.8
                                          --------     ---------     --------
                                             520.8         485.7        752.4
                                          --------     ---------     --------

Prepaid pension costs                        167.5         164.3        151.0
Other assets                                  24.5          29.5         17.0
                                          --------     ---------     --------
                                          $2,309.4      $2,300.2     $2,489.8
                                          ========     =========     ========

   Capitalization and Liabilities

Capitalization
   Long-term debt                         $  445.8      $  446.4     $  421.4
   Preferred stock                             7.5           7.5          8.0
   Common equity
    Common stock                              76.2          76.1         76.1
    Paid-in capital                          108.0         108.0        108.0
    Retained earnings                        442.9         431.0        413.1
    Accumulated other comprehensive income    (1.0)         (1.3)           -
                                          --------     ---------     --------
                                             626.1         613.8        597.2
                                          --------     ---------     --------
                                           1,079.4       1,067.7      1,026.6
                                          --------     ---------     --------

Current liabilities
   Long-term obligations due within one year    .5            .5         75.5
   Short-term borrowings - other             167.0         227.0        200.0
   Short-term borrowings - affiliates         40.0          40.0         40.3
   Accounts payable                          270.2         344.3        340.5
   Temporary LIFO liquidation                115.0             -        125.7
   Accrued gas costs                          58.9          99.9        128.7
   Dividends payable                          66.2          45.1         22.1
   Accrued mercury-related costs               6.3           7.0         61.0
   Other                                      54.0          32.6         75.2
                                          --------     ---------     --------
                                             778.1         796.4      1,069.0
                                          --------     ---------     --------

Deferred credits and other liabilities
   Deferred income taxes                     229.4         224.2        212.1
   Regulatory income tax liability            65.4          66.3         69.4
   Unamortized investment tax credit          38.5          39.0         40.6
   Accrued mercury-related costs              27.3          30.0            -
   Other                                      91.3          76.6         72.1
                                          --------     ---------     --------
                                             451.9         436.1        394.2
                                          --------     ---------     --------
                                          $2,309.4      $2,300.2     $2,489.8
                                          ========     =========     ========


The accompanying notes are an integral part of these statements.





Nicor Gas Company                                              Page 5
--------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

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

PERFORMANCE-BASED RATE PLAN

On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark and savings and losses relative to the benchmark are shared equally with customers. Pursuant to the requirements of Illinois law, the plan is currently under Illinois Commerce Commission (ICC) review.

Results of the company's PBR plan are determined annually. On an interim basis, the company records an estimate of results attributable to the period. Nicor Gas recorded $2.9 million of estimated PBR results as pretax other income in the first quarter of 2002 compared to $2.5 million in the first quarter of 2001.

LONG-TERM DEBT

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in 2003 to be used for general corporate purposes.

COMPREHENSIVE INCOME

Other comprehensive income (loss) includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

Total comprehensive income (loss) consisted of the following (in millions):

                                                  Three months
                                                      ended
                                                    March 31
                                               -------------------
                                                 2002       2001
                                               --------   --------

   Net income                                  $   33.0   $   33.2
   Other comprehensive income, net of tax            .3          -
                                               --------   --------
                                               $   33.3   $   33.2
                                               ========   ========

Nicor Gas Company                                            Page 6
------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)
(continued)

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

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit (the "Attorney General's Lawsuit") brought by the Illinois Attorney General and the State's Attorneys of Cook, DuPage and Will Counties, Illinois, seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of Cook County hearing this action entered two preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas has called on every such home, although it still has been unable to gain entry to some homes. Approximately 1,070 homes have been found to have traces of mercury requiring cleanup.

On October 10, 2001 Nicor Gas entered into a settlement agreement with respect to the Attorney General's Lawsuit, and on the same date the Circuit Court of Cook County entered an order approving the settlement. Under the settlement, Nicor Gas is paying a total of approximately $2.25 million over a 5-year period. Of this amount, $.4 million will be used to reimburse the plaintiffs for their costs and the balance will be used to fund environmental programs. In addition, Nicor Gas will continue for a period of five years to provide medical screening to persons who may have been exposed to mercury from Nicor Gas equipment.

Nicor Gas was also the subject of an Administrative Order, and an amendment thereto, issued during the third quarter of 2000 by the U.S. Environmental Protection Agency (EPA) pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liabilities Act. The order required the company, among other things, to develop and implement work plans to address mercury spills at recycling centers where mercury regulators may have been taken, at company facilities where regulators and mercury may have been temporarily stored and at commercial/industrial sites where mercury-containing equipment may have been used in metering facilities. Pursuant to the injunctions and the EPA order, Nicor Gas has completed the work described above for all affected recycling centers, commercial/industrial sites and company facilities. On July 12, 2001, Nicor Gas received a Notice of Completion letter from the EPA regarding the work performed under the Section 106 order.

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Courts of Cook and Dupage Counties, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits in the Circuit Court of Cook County involves five previous class actions that have been consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas will


Nicor Gas Company                                           Page 7
------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)
(continued)

pay a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. On February 7, 2002, the Circuit Court of Cook County entered a final order approving the class action settlement. The "opt out" period has ended and approximately 160 claimants have opted out of class.

Nicor Gas charged $148 million to other operating expense in the third quarter of 2000 for estimated obligations related to the previously described work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced other operating expense in the third quarter of 2001. The adjustment reflected more recent experience which indicated a lower number of homes expected to be found with traces of mercury requiring cleanup and a lower average cleanup and repair cost. Through March 31, 2002, the company has incurred $105.4 million in associated costs, leaving a $33.6 million estimated liability. The remaining liability represents management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing certain insurance recoveries through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors. Through March 31, 2002, Nicor Gas has recovered, net of related expenses, $2.8 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to other operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such amounts as assets in its financial statements.

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


Nicor Gas Company                                           Page 8
-----------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)
(concluded)

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

In December 2001, a putative class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the proposed residential cleanup of a manufactured gas plant site in Oak Park, Illinois was inadequate. The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes and other monetary damages. An amended complaint adding additional plaintiffs and, as defendants, the Village of Oak Park and the Oak Park Park District, was filed in April 2002. Management cannot predict the outcome of this litigation.

In April 2002 Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Chicago (the MWRD) under the Comprehensive Environmental Response, Compensation and Liability Act seeking the recovery of past and future remediation costs and a declaration of the level of cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRD. The suit was filed in federal court in Chicago and the company has not yet filed responsive pleadings. Management cannot predict the outcome of this litigation.

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





Nicor Gas Company                                                 Page 9
--------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the first quarter of 2002 declined slightly to $33.0 million compared with $33.2 million in the first quarter of 2001 as lower operating results were almost offset by lower net interest expense and increased property sale gains. The negative effect of warmer weather on year-to-year operating results was partially offset by the impact of weather protection benefits recorded in the current year. In addition, higher operating expenses due primarily to smaller pension credits, higher health care costs, and increased depreciation negatively impacted this year's results.

Operating revenues. Operating revenues decreased significantly to $516.6 million in the first quarter of 2002 from $1,344.0 million a year ago due primarily to the impact of lower natural gas prices, which are passed directly through to customers without markup.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, decreased $4.2 million to $163.0 million in the first quarter of 2002. The decrease was due primarily to lower deliveries resulting from 12 percent warmer weather than last year, the effects of which were partially offset by weather protection benefits recorded in 2002. The positive effect of lower 2002 natural gas prices on the cost of gas used to operate company equipment and facilities was offset by lower customer finance charges.

Operating and maintenance. Operating and maintenance expenses increased $.5 million in the first quarter to $46.4 million from $45.9 million in the prior year. The negative effect of smaller pension credits and higher health care costs were nearly offset by decreased bad debt expense and customer service costs resulting from lower natural gas prices in 2002.

Other income. Other income increased $1.8 million to $4.3 million in the first quarter of 2002. The improvement reflects increased property sale gains and improved results from the company's performance-based rate plan.

Interest expense. Interest expense for the three-month period decreased $3.9 million to $9.5 million due to lower average borrowing levels and interest rates. Decreased gas procurement costs contributed to the lower borrowing levels.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities decreased $6 million to $119.5 million in the first quarter from $125.5 million in the year earlier period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items due to such factors as weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.





Nicor Gas Company                                          Page 10
--------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financing. Nicor Gas maintains short-term line of credit agreements with major domestic and foreign banks. At March 31, 2002, these agreements, which serve as backup for the issuance of commercial paper, totaled $410 million and the company had $167 million of commercial paper outstanding.

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in 2003 to be used for general corporate purposes.



Nicor Gas Company                                            Page 11
--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                                 Three months ended
                                                      March 31
                                                 -------------------
                                                   2002       2001
                                                 --------   --------
Operating revenues (millions)
   Sales
     Residential                                 $  340.2   $  993.2
     Commercial                                      64.3      188.5
     Industrial                                      10.7       29.9
                                                 --------   --------
                                                    415.2    1,211.6
                                                 --------   --------
   Transportation
     Residential                                      3.1        2.9
     Commercial                                      25.7       27.8
     Industrial                                      11.0       12.0
     Other                                            2.5        3.9
                                                 --------   --------
                                                     42.3       46.6
                                                 --------   --------
   Other revenues
     Revenue taxes                                   36.4       66.5
     Environmental cost recovery                     12.0       10.3
     Chicago Hub                                      3.4        2.8
     Weather protection                               3.5          -
     Other                                            3.8        6.2
                                                 --------   --------
                                                     59.1       85.8
                                                 --------   --------
                                                 $  516.6   $1,344.0
                                                 ========   ========
Deliveries (Bcf)
   Sales
     Residential                                     94.7      102.4
     Commercial                                      17.2       19.3
     Industrial                                       3.1        3.1
                                                 --------   --------
                                                    115.0      124.8
                                                 --------   --------
   Transportation
     Residential                                      3.2        3.0
     Commercial                                      39.8       40.9
     Industrial                                      37.7       39.7
                                                 --------   --------
                                                     80.7       83.6
                                                 --------   --------
                                                    195.7      208.4
                                                 ========   ========
Customers at end of period (thousands)
   Sales
     Residential                                  1,777.0    1,756.7
     Commercial                                     105.5      101.1
     Industrial                                       6.9        6.7
                                                 --------   --------
                                                  1,889.4    1,864.5
                                                 --------   --------
   Transportation
     Residential                                     58.2       51.3
     Commercial                                      64.7       67.2
     Industrial                                       6.9        7.3
                                                 --------   --------
                                                    129.8      125.8
                                                 --------   --------
                                                  2,019.2    1,990.3
                                                 ========   ========
Other statistics
   Degree days                                      2,723      3,104
   Average gas cost per Mcf sold                 $   2.74   $   8.88

Nicor Gas Company                                           Page 12
--------------------------------------------------------------------------
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 6, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

   (a)  See Exhibit Index on page 14 filed herewith.

   (b) The company did not file a report on Form 8-K during the first quarter of 2002.

Nicor Gas Company                                           Page 13
--------------------------------------------------------------------------
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Nicor Gas Company




Date       April 25, 2002              By  /s/ KATHLEEN L. HALLORAN
      ----------------------               -------------------------
                                           Kathleen L. Halloran
                                           Executive Vice President
                                           Finance and Administration

Nicor Gas Company                                           Page 14
--------------------------------------------------------------------------
Exhibit Index

  Exhibit
  Number                  Description of Document
  -------      --------------------------------------------

   12.01       Computation of Consolidated Ratio of Earnings to Fixed Charges.