Form 10-Q
period 2002-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2002-08-14
CIK 110104

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2002


                                   or


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                    Registrant, State of                    I.R.S. Employer
 Commission           Incorporation,                        Identification
File Number        Address and Telephone Number                 Number
------------   ---------------------------------------    ----------------

  1-7296        Northern Illinois Gas Company              36-2863847
                 (Doing business as Nicor Gas Company)
                 (An Illinois Corporation)
                 1844 Ferry Road
                 Naperville, Illinois 60563-9600
                 (630) 983-8888


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]* No [ ]

Shares of common stock, par value $5, outstanding at August 8, 2002, were 15,232,414, all of which are owned by Nicor Inc.

*The company's new independent public accountant, Deloitte & Touche LLP, was unable to complete the review of the condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, due to uncertainties surrounding the current review of the performance-based rate plan referred to in the Contingencies note beginning on page 7.

Nicor Gas Company                                            Page i
-------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ..................... 1

         Consolidated Statements of Operations:
           Three and six months ended
           June 30, 2002 and 2001 ............................... 2

         Consolidated Statements of Cash Flows:
           Six months ended
           June 30, 2002 and 2001 ............................... 3

         Consolidated Balance Sheets:
           June 30, 2002 and 2001, and
           December 31, 2001 .................................... 4

         Notes to the Consolidated Financial Statements ......... 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................12


Part II - Other Information

   Item 1. Legal Proceedings ....................................17

   Item 5. Other Information ....................................17

   Item 6. Exhibits and Reports on Form 8-K .....................17

         Signature ..............................................18

         Exhibit Index ..........................................19





Glossary

Degree day........The extent to which the daily average temperature falls below
                  65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days per year.
ICC...............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf....Thousand cubic feet, million cubic feet, billion cubic feet.
PBR...............Performance-based rate, a regulatory plan that provides economic incentives based on natural gas cost performance.

Nicor Gas Company                                            Page 1
--------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The company's new independent public accountant, Deloitte & Touche LLP, was unable to complete the review of the condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, due to uncertainties surrounding the current review of the performance-based rate plan referred to in the Contingencies note beginning on page 7. The company will file an amendment to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as soon as practicable after the required review is completed.

Except as set forth above, the following condensed unaudited financial statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

Nicor Gas Company                                                    Page 2
-----------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions)

                                   Three months ended      Six months ended
                                        June 30                 June 30
                                   -------------------    -------------------
                                     2002       2001        2002       2001
                                   --------   --------    --------   --------

Operating revenues                 $  281.5   $  271.8    $  798.2   $1,615.9
                                   --------   --------    --------   --------

Operating expenses
   Cost of gas                        148.3      143.5       466.5    1,255.0
   Operating and maintenance           44.4       37.5        90.8       83.4
   Depreciation                        22.6       21.7        79.2       76.3
   Taxes, other than income taxes      24.1       23.9        64.4       93.9
   Other                                  -       (2.1)         .2       (2.1)
   Income taxes                        12.9       13.4        29.7       31.3
                                   --------   --------    --------   --------
                                      252.3      237.9       730.8    1,537.8
                                   --------   --------    --------   --------

Operating income                       29.2       33.9        67.4       78.1
                                   --------   --------    --------   --------

Other income (expense)
   Other, net                          (3.7)       2.9         3.3        6.7
   Income taxes on other income         1.5       (1.1)       (1.2)      (2.6)
                                   --------   --------    --------   --------
                                       (2.2)       1.8         2.1        4.1
                                   --------   --------    --------   --------

Interest expense
   Interest on debt, net of amounts
     capitalized                        7.9       11.4        17.2       24.6
   Other                                 .1         .2          .3         .3
                                   --------   --------    --------   --------
                                        8.0       11.6        17.5       24.9
                                   --------   --------    --------   --------

Net income                             19.0       24.1        52.0       57.3

Dividends on preferred stock              -         .1          .1         .2
                                   --------   --------    --------   --------
Earnings applicable to
  common stock                     $   19.0   $   24.0    $   51.9   $   57.1
                                   ========   ========    ========   ========


The accompanying notes are an integral part of these statements.









Nicor Gas Company                                                    Page 3
-----------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                          Six months ended
                                                              June 30
                                                         -------------------
                                                           2002       2001
                                                         --------   --------
Operating activities
   Net income                                            $   52.0   $   57.3
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                           79.2       76.3
      Deferred income tax expense                            10.2        9.9
      Gain on sale of property, plant and equipment          (3.4)         -
      Changes in:
        Receivables, less allowances                        120.7      220.1
        Gas in storage                                       13.1        4.8
        Deferred/accrued gas costs                          (50.8)     191.9
        Accounts payable                                   (105.2)    (323.9)
        Temporary LIFO liquidation                          114.6       29.1
        Prepaid pension costs                                (6.4)     (16.7)
        Accrued mercury-related costs                        (4.2)     (23.8)
      Other                                                  17.9       44.7
                                                         --------   --------
   Net cash flow provided from operating activities         237.7      269.7
                                                         --------   --------

Investing activities
   Capital expenditures                                     (75.5)     (62.4)
   Net proceeds from the sale of property,
     plant, and equipment                                     3.5          -
   Other                                                        -        (.1)
                                                         --------   --------
   Net cash flow used for investing activities              (72.0)     (62.5)
                                                         --------   --------

Financing activities
   Net proceeds from issuing long-term debt                  49.9      123.7
   Disbursements to retire long-term debt                       -      (50.0)
   Short-term borrowings (repayments), net                 (267.0)    (265.6)
   Dividends paid                                           (66.2)     (49.2)
   Other                                                      (.4)       (.5)
                                                         --------   --------
   Net cash flow used for financing activities             (283.7)    (241.6)
                                                         --------   --------

Net decrease in cash and cash equivalents                  (118.0)     (34.4)

Cash and cash equivalents, beginning of period              137.7       39.7
                                                         --------   --------

Cash and cash equivalents, end of period                 $   19.7   $    5.3
                                                         ========   ========


The accompanying notes are an integral part of these statements.


Nicor Gas Company                                                    Page 4
------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                        June 30      December 31      June 30
                                          2002          2001           2001
                                      -----------    -----------    -----------
            Assets

Gas distribution plant, at cost       $   3,491.9     $  3,425.6    $   3,340.6
  Less accumulated depreciation           1,877.4        1,804.9        1,760.3
                                      -----------     ----------    -----------
                                          1,614.5        1,620.7        1,580.3
                                      -----------     ----------    -----------

Current assets
  Cash and cash equivalents - affili1iates   13.2          137.7             .5
  Cash and cash equivalents - other           6.5              -            4.8
  Receivables, less allowances of
   $10.0, $9.6 and $17.8, respectively      162.8          285.0          340.6
  Receivables - affiliates                   12.1           10.6           10.1
  Gas in storage, at last-in,
    first-out (LIFO)                          4.1           17.2           14.5
  Deferred income taxes                      22.9           25.9           44.5
  Other                                       9.8            9.3            8.9
                                      -----------     ----------    -----------
                                            231.4          485.7          423.9
                                      -----------     ----------    -----------

Prepaid pension costs                       170.7          164.3          159.5
Other assets                                 27.9           29.5           22.3
                                      -----------     ----------    -----------

                                      $   2,044.5     $  2,300.2    $   2,186.0
                                      ===========     ==========    ===========


Capitalization and Liabilities

Capitalization
  Long-term debt                      $     395.9     $    446.4    $     421.1
  Preferred stock                             7.0            7.5            7.5
  Common equity
   Common stock                              76.2           76.1           76.1
   Paid-in capital                          108.1          108.0          108.0
   Retained earnings                        461.9          431.0          437.2
   Accumulated other
      comprehensive income                   (1.0)          (1.3)             -
                                      -----------     ----------    -----------
                                            645.2          613.8          621.3
                                      -----------     ----------    -----------
                                          1,048.1        1,067.7        1,049.9
                                      -----------     ----------    -----------

Current liabilities
  Long-term obligations due
     within one year                        100.5             .5          125.5
  Short-term borrowings - other                 -          227.0           50.0
  Short-term borrowings - affiliates            -           40.0           40.0
  Accounts payable                          239.1          344.3          222.8
  Temporary LIFO liquidation                114.6              -           29.1
  Accrued gas costs                          49.1           99.9          142.7
  Accrued mercury-related costs               4.2            7.0           54.2
  Dividends payable                             -           45.1              -
  Other                                      31.1           32.6           68.0
                                      -----------     ----------    -----------
                                            538.6          796.4          732.3
                                      -----------     ----------    -----------

Deferred credits and other liabilities
  Deferred income taxes                     233.3          224.2          220.5
  Regulatory income tax liability            64.4           66.3           68.4
  Unamortized investment tax credits         38.0           39.0           40.1
  Accrued mercury-related costs              28.6           30.0              -
  Other                                      93.5           76.6           74.8
                                      -----------     ----------    -----------
                                            457.8          436.1          403.8
                                      -----------     ----------    -----------

                                      $   2,044.5     $  2,300.2    $   2,186.0
                                      ===========     ==========    ===========


The accompanying notes are an integral part of these statements.


Nicor Gas Company                                                     Page 5
-----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

The following notes should be read in conjunction with the financial statement notes included in the Nicor Gas 2001 Annual Report on Form 10-K. Nicor Gas is a wholly owned subsidiary of Nicor Inc. (Nicor).

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

OTHER INCOME (EXPENSE)

Other income (expense) - other, net consisted of the following (in millions):

                                       Three months            Six months
                                          ended                 ended
                                         June 30               June 30
                                   -------------------     -------------------
                                     2002       2001         2002       2001
                                   --------   --------     --------   --------
Gain on sale of properties, net    $      -   $    0.1     $    3.4   $    0.3
PBR plan results                       (4.2)       1.7         (1.3)       4.2
Interest income                         0.3        1.1          1.4        2.2
Other                                    .2          -          (.2)         -
                                   --------   --------     --------   --------
                                   $   (3.7)  $    2.9     $    3.3   $    6.7
                                   ========   ========     ========   ========


COMPREHENSIVE INCOME

Total comprehensive income, as defined by FASB Statement No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                       Three months            Six months
                                          ended                  ended
                                         June 30                June 30
                                   -------------------     -------------------
                                     2002       2001         2002       2001
                                   --------   --------     --------   --------

 Net income                        $   19.0   $   24.1     $   52.0   $   57.3
 Other comprehensive income,
     net of tax                          .1          -           .4          -
                                   --------   --------     --------   --------
 Total comprehensive income        $   19.1   $   24.1     $   52.4   $   57.3
                                   ========   ========     ========   ========

Other comprehensive income includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.


Nicor Gas Company                                            Page 6
--------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

DEBT

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with proceeds to be used for general corporate purposes.

RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the Illinois Commerce Commission (ICC), Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three months ended June 30, 2002 and 2001, net charges from Nicor Gas to affiliates were $1.0 million and $.7 million, respectively, and for the six months ended June 30, 2002 and 2001, net charges from Nicor Gas to affiliates were $1.9 million and $2.8 million, respectively.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three months ended June 30, 2002 and 2001, net charges to Nicor Enerchange were $6.8 million and $9.4 million, respectively, and for the six months ended June 30, 2002 and 2001, net charges to (from) Nicor Enerchange were $5.8 million and $(11.5) million, respectively.

During the second quarter of 2002 Horizon Pipeline, a 50/50 joint venture between Nicor Gas' parent Nicor Inc. and Natural Gas Pipeline Company of America
(NGPL), put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. Horizon Pipeline's capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. In the second quarter of 2002, Horizon Pipeline charged Nicor Gas $1.4 million for natural gas transportation under FERC-approved rates. This transaction has been approved by the ICC.

Nicor Gas had $40 million of short-term notes payable due to an affiliated financing company as of December 31, 2001. As of June 30, 2002, the company did not have any short-term notes payable due to this affiliated company.




Nicor Gas Company                                           Page 7
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

CONTINGENCIES

The following contingencies of Nicor Gas are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to the amount already recognized, if any, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to restate prior period financial results or take charges against or reductions in future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, is not expected to have a material adverse impact on Nicor Gas' liquidity or financial condition.

Performance-Based Rate Plan. On January 1, 2000, Nicor Gas' performance-based rate (PBR) plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas' total gas supply costs are compared to a market-sensitive benchmark. Savings and losses relative to the benchmark are determined annually and are shared equally with sales customers. Pursuant to the requirements of Illinois law, the plan is currently under ICC review.

There have recently been allegations that the company acted improperly in connection with the PBR plan, and the ICC has advised the company that it is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan. As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney's Office, the Staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. A status hearing has been set for September 4, 2002 to assess the status of discovery and to consider the need for additional discovery. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to the CUB and the ICC Staff. The CIDs ordered that CUB and the ICC Staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Other governmental agencies may be reviewing these allegations. The company has committed to cooperate fully in the review of the PBR plan. In response to these allegations, the Nicor Inc. Board of Directors has appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation and storage and such other matters as may come to the attention of the special committee in the course of its investigation. This inquiry includes a review of transactions with third parties, including the purchase of weather insurance, and transactions with affiliates.

The company's earnings included pretax income of $14.9 million in 2001 and $12.2 million in 2000 related to the PBR plan. In 2002, other income in the second quarter includes the reversal of $3.8 million of pretax earnings estimated and recorded in the first quarter relating to the company's PBR plan. As a result of this reversal, the year-to-date 2002 period no longer includes any estimated PBR plan results related to the 2002 plan year; however, it does include a negative $1.3 million correction of 2001 PBR plan results. Nicor Gas has estimated no results for the 2002 PBR plan year because of the uncertainties surrounding the PBR plan. The company is unable to predict the outcome of the review of the PBR plan or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000

Nicor Gas Company                                           Page 8
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

through the present were subject to Nicor Gas' PBR plan. The plaintiff alleges claims for breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas improperly enriching itself by manipulating the benchmark under the PBR. The class is seeking compensatory damages, prejudgment and postjudgment interest, and disgorgement of all profits. Nicor Gas is unable to predict the outcome of this litigation or the company's potential exposure related thereto and has not recorded a liability associated with this contingency.

Hub Services. Pursuant to a Federal Energy Regulatory Commission (FERC) Order, Nicor Gas was issued a limited jurisdiction blanket certificate authorizing Nicor Gas to provide interstate transportation services, including storage services (Interstate Hub Services). FERC regulates the terms and conditions, as well as rates, for interstate services. A periodic rate case was recently filed with FERC. In the course of this proceeding, Nicor Gas determined that refunds are due customers who purchased certain Hub Services. Accordingly, Nicor Gas has accrued and will be refunding service fees plus interest in the amount of approximately $.5 million to customers of Hub Services and is investigating to determine whether any additional refunds or other charges are appropriate. Nicor Gas also offers certain interruptible transportation and storage services pursuant to tariffs on file with the ICC, which regulates such intrastate services. Nicor Gas is investigating to determine whether refunds or charges are appropriate related to its provision of such ICC jurisdictional services. Nicor Gas cannot estimate the amount of any such additional refunds and has not recorded a liability associated with this contingency.

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



Nicor Gas Company                                           Page 9
--------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits in the Circuit Court of Cook County involves five previous class actions that were consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas has paid a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. On February 7, 2002, the Circuit Court of Cook County entered a final order approving the class action settlement. The "opt out" period has ended and approximately 160 households have opted out of the class. Of those 42 households had traces of mercury, and Nicor Gas has settled with four households.

Nicor Gas charged $148 million to other operating expense in the third quarter of 2000 for estimated obligations related to the previously described work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced other operating expense in the third quarter of 2001 reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup, a lower average cleanup and repair cost, and estimated costs of litigation. Through June 30, 2002, the company has incurred $106.2 million in associated costs, leaving a $32.8 million estimated liability. The remaining liability represents management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing certain insurance recoveries through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors and their insurance carriers. Through June 30, 2002, Nicor Gas has recovered, net of related expenses, $2.9 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to other operating expense. Subsequent to June 30, 2002, Nicor Gas reached an agreement with an insurer wherein Nicor Gas will recover approximately $20 million, net of related costs, which will be included in the company's results of operations for the third quarter of 2002. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or

Nicor Gas Company                                                Page 10
----------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

Nicor Gas will not seek recovery of the costs associated with these mercury spills from its customers, and any proceeds from insurance carriers or third parties will be retained by the company to offset costs incurred.

Fixed Bill Service. On July 17, 2002, a purported class action was filed in Circuit Court of Cook County, Illinois against Nicor Energy Services Company (Nicor Services) and Nicor Gas alleging violation of the Illinois Consumer Fraud and Deceptive Practices Act by Nicor Services and Nicor Gas relating to the Fixed Bill Service offered by Nicor Services and a conspiracy claim against Nicor Gas arising out of marketing efforts by Nicor Services. The Fixed Bill program is a service that is offered to Nicor Gas residential customers which allows the customer to pay twelve equal monthly amounts for their annual gas service based upon the gas use profile of their home. The class is seeking compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys' fees and other equitable relief. Nicor Gas is unable to predict the outcome of this litigation or Nicor Gas' potential exposure related thereto. Nicor Gas cannot estimate and has not recorded a liability associated with this contingency.

Manufactured gas plant sites. Gas manufacturing plants were used in the early to mid 1900's to produce natural gas from coal, producing a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers.

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company's case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In May 2001, Nicor Gas reached a recovery settlement with certain insurance carriers who were involved in this appeal. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. All such recoveries are refunded to the company's customers.

In December 2001, a putative class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the proposed residential cleanup of a manufactured gas plant site in Oak Park, Illinois was inadequate.
The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes and other monetary damages. An amended complaint adding additional plaintiffs and, as defendants, the Village of Oak Park and the Oak Park Park District, was filed in April 2002. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

Nicor Gas Company                                               Page 11
-------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (concluded)

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the MWRD) under the Comprehensive Environmental Response, Compensation and Liability Act seeking the recovery of past and future remediation costs and a declaration of the level of cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRD. The suit was filed in federal court in Chicago and the company has filed responsive pleadings. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of these manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an ICC prudence review, the final disposition of these manufactured gas plant matters is not expected to have a material impact on the company's financial condition or results of operations.

Other. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. Although unable to determine the outcome of these other contingencies, management believes that appropriate accruals for them have been recorded.




Nicor Gas Company                                                Page 12
--------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the three and six months ended June 30, 2002, was $19.0 million and $52.0 million, respectively, compared with $24.1 million and $57.3 million, respectively, for the same periods in 2001. Net income for both 2002 periods reflects the positive effects of increased margin and lower interest expense. Higher property sale gains also positively affected the 2002 year-to-date results. Offsetting these favorable factors in both periods were the performance-based rate (PBR) plan results and higher operating and maintenance expenses.

Nicor Gas recorded PBR plan results of $(4.2) million and $1.7 million in other income for the second quarter of 2002 and 2001, respectively, and $(1.3) million and $4.2 million for the six months ended June 30, 2002 and 2001, respectively. The year-to-date 2002 period no longer includes any estimated PBR plan results related to the 2002 plan year due to the developments described in the Contingencies note beginning on page 7. Negative pretax corrections of 2001 PBR plan results of $.4 million and $1.3 million were recorded in the three- and six-month periods ended June 30, 2002, respectively.

Operating revenues. Second quarter operating revenues increased from $271.8 million in 2001 to $281.5 million in 2002 as the positive effect of increased deliveries due primarily to colder weather was offset partially by the impact of lower natural gas prices, which are passed directly through to customers without markup. For the six-month period operating revenues decreased $817.7 million from $1,615.9 million in 2001 to $798.2 million in 2002 due primarily to lower natural gas prices.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, increased in the second quarter of 2002 to $113.5 million compared to $108.6 million a year ago, and for the year-to-date period, gas distribution margin increased slightly to $276.5 million in 2002 compared to $275.8 million in 2001. For the quarter, the effect of higher deliveries, resulting from 45 percent colder weather than last year and increased demand not related to weather, was offset partially by the reduction of accrued weather protection benefits. In both periods, the positive effect of lower natural gas prices on the cost of gas used to operate company equipment and facilities was more than offset by lower revenue from customer finance charges, which was also affected by the change in natural gas prices.

Operating and maintenance. Operating and maintenance expense increased from $37.5 million and $83.4 million in the 2001 three- and six-month periods, respectively, to $44.4 million and $90.8 million in 2002. The increase was related primarily to the negative effect of smaller pension credits, higher health care costs and increased bad debt expense in both periods.

Other income (expense). Other income (expense) decreased by $4.0 million to $(2.2) million and by $2.0 million to $2.1 million in the three- and six-month periods, respectively. Results for both periods were negatively affected by the negative adjustments to PBR plan results in 2002. The 2002 six-month period's other income includes a loss from the PBR plan of $1.3 million compared to a $4.2 million gain in 2001. The negative effect of the PBR plan results was partially offset by increased property sale gains in the year-to-date period.

Nicor Gas Company                                               Page 13
---------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense. Interest expense for the 2002 three-month period decreased from $11.6 million in 2001 to $8.0 million. For the year-to-date period interest expense decreased from $24.9 million in 2001 to $17.5 million in 2002. The decline in both periods was due to lower average borrowing levels and interest rates. Reduced natural gas costs contributed to the lower borrowing levels.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow from operating activities decreased $32.0 million to $237.7 million for the six months ended June 30, 2002, due primarily to changes in working capital items. Working capital can swing sharply due to certain factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing activities. 2002 capital expenditures for Nicor Gas are estimated at $175 million, a $20 million increase from the projection included in Nicor Gas' latest Annual Report on Form 10-K. The increase is due primarily to storage field improvements.

Financing activities. The company maintains short-term line of credit agreements with major domestic and foreign banks. At June 30, 2002, these agreements, which serve as backup for the issuance of commercial paper, allow for borrowings up to $410 million, and the company had no commercial paper borrowings outstanding. The company had line of credit agreements with eight banks at June 30, 2002, all of which expire by September 30, 2002.

Nicor Gas continues to have a debt rating that is among the highest in the gas distribution industry. However, because of uncertainties pertaining to the energy industry in general and to the company, as described in Contingencies beginning on page 7, the rating agencies have indicated that they have put Nicor Gas' debt ratings under review for possible downgrade or on credit watch with negative implications. Standard & Poor's has not put the company's commercial paper on credit watch. The company's primary banks have indicated that they would expect to renew their line of credit agreements with Nicor Gas. The company's relative cost of financing will likely increase.

Nicor Gas believes it is in compliance with its debt covenants and will remain so even if its debt ratings are lowered. Furthermore, Nicor Gas believes it will continue to generate sufficient capital resources to fund its capital expenditures and other cash requirements.

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with the proceeds to be used for general corporate purposes.

FACTORS AFFECTING BUSINESS

Contingencies. Future operating results could be materially impacted by contingencies discussed under the heading Contingencies beginning on page 7, which is hereby incorporated by reference.





Nicor Gas Company                                                 Page 14
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (continued)

Critical accounting policies and estimates. Nicor Gas prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which regularly requires Nicor Gas' management to exercise judgment in the selection and application of accounting methods. The application of accounting methods includes making estimates using subjective assumptions and judgments about matters that are inherently uncertain.

The selection of accounting methods and the use of estimates affects Nicor Gas' reported results and financial condition. The company has adopted several significant accounting policies that are important to understanding its financial statements and are described in the Accounting Policies note beginning on page 20 of Nicor Gas' 2001 Annual Report on Form 10-K. Management is also required to make significant estimates which are similarly described in the notes of that annual report on Form 10-K. Although there are numerous areas in which Nicor Gas' management selects methods and makes estimates, it believes that those requiring among the most critical judgments involve credit risk and loss contingencies, because those judgments are susceptible to material change and could materially impact Nicor Gas' financial statements.

Nicor Gas is required to estimate credit risk in establishing allowances for doubtful accounts. Actual credit losses could vary materially from Nicor Gas' estimates.

Nicor Gas records loss contingencies as liabilities when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Nicor Gas is involved in various legal proceedings and exposed to various loss contingencies, the most significant of which are described beginning on page 7. These loss contingencies are often resolved in stages over long time periods, estimates may change significantly from period to period, and the company's ultimate obligations may differ materially from its estimates.

Pension investment returns. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. For valuation purposes Nicor Gas utilizes an October 1 measurement date to determine the company's annual pension expense or credit. Since October 1, 2001, the pension plan has experienced negative investment returns, consistent with market conditions, and it is not possible to project what the value of the plan assets will be at the 2002 measurement date. It is likely that lower-than-anticipated asset values, in conjunction with possible assumption changes, would negatively impact the company's pension credit and operating income in 2003 and could be material. The pension plans are adequately funded. Market performance could impact future company contributions but should not impact participant benefits.

Health care costs. Health care costs have been rising and additional increases would negatively impact Nicor Gas' results of operations in future periods.








Nicor Gas Company                                             Page 15
------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OTHER

The company sponsors defined contribution plans covering essentially all domestic employees. Under the plans employees may elect to make contributions that are partially matched by the company. In addition, substantially all Nicor Gas employees hired after 1997 receive a separate company contribution to this plan. These plans involve risk for the participants, who direct their contributions and company contributions into various investment options, including numerous mutual funds, a stable value fund and a Nicor stock fund.

FORWARD-LOOKING INFORMATION

Although management believes its statements about forwarding-looking information are based on reasonable assumptions, actual results may vary materially from stated expectations. Factors that could cause materially different results include, but are not limited to, legal contingencies, the matters referred to in the Contingencies section beginning on page 7, weather conditions, natural gas prices, interest rates, borrowing needs, credit conditions, economic and market conditions, health care costs, energy conservation, legislative and regulatory actions, asset sales, any future mercury-related charges or credits, and PBR plan review results or adjustments. These forward-looking statements speak only as of the date of this filing, and the company assumes no obligation to update any forward-looking statements.



Nicor Gas Company                                         Page 16
------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                 Three months ended     Six months ended
                                       June 30                June 30
                                -------------------     -------------------
                                  2002       2001         2002       2001
                                --------   --------     --------   --------
Operating revenues (millions):
   Sales
    Residential                 $  179.2   $  171.3     $  519.3   $1,164.5
    Commercial                      35.4       33.5         99.8      222.0
    Industrial                       6.9        4.0         17.6       33.9
                                --------   --------     --------   --------
                                   221.5      208.8        636.7    1,420.4
                                --------   --------     --------   --------
   Transportation
    Residential                      2.9        2.0          6.0        4.9
    Commercial                      16.0       14.6         41.7       42.4
    Industrial                      11.1       11.0         22.1       23.0
    Other                            2.0        2.0          4.5        6.0
                                --------   --------     --------   --------
                                    32.0       29.6         74.3       76.3
                                --------   --------     --------   --------

   Other revenues
    Revenue taxes                   20.4       20.6         56.8       87.1
    Environmental cost recovery      3.4        2.7         15.4       13.1
    Chicago Hub                      2.8        2.8          6.1        5.5
    Weather insurance               (2.9)         -           .6          -
    Other                            4.3        7.3          8.3       13.5
                                --------   --------     --------   --------
                                    28.0       33.4         87.2      119.2
                                --------   --------     --------   --------
                                $  281.5   $  271.8     $  798.2   $1,615.9
                                ========   ========     ========   ========

Deliveries (Bcf):
   Sales
    Residential                     31.2       23.5        125.9      125.9
    Commercial                       6.5        5.0         23.7       24.3
    Industrial                       1.3         .7          4.5        3.8
                                --------   --------     --------   --------
                                    39.0       29.2        154.1      154.0
                                --------   --------     --------   --------
   Transportation
    Residential                      1.3         .7          4.5        3.8
    Commercial                      14.6       11.8         54.3       52.7
    Industrial                      36.2       31.5         73.9       71.1
                                --------   --------     --------   --------
                                    52.1       44.0        132.7      127.6
                                --------   --------     --------   --------
                                    91.1       73.2        286.8      281.6
                                ========   ========     ========   ========

Customers at end of period (thousands):
   Sales
    Residential                  1,733.7    1,746.2
    Commercial                     106.6       97.5
    Industrial                       6.9        6.4
                                --------   --------
                                 1,847.2    1,850.1
                                --------   --------
   Transportation
    Residential                    103.7       63.3
    Commercial                      62.4       69.4
    Industrial                       6.8        7.4
                                --------   --------
                                   172.9      140.1
                                --------   --------
                                 2,020.1    1,990.2
                                ========   ========

Other statistics:
  Degree days                        774        535        3,497      3,639
  Average gas cost per Mcf sold $   3.72   $   4.84     $   2.99   $   8.11

Nicor Gas Company                                             Page 17
-------------------------------------------------------------------------------
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 7, which is incorporated herein by reference.



Item 5. Other Information

Because of the inability of the company's independent public accountant to complete their review of the condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X (see Item 1), the company's Chief Executive Officer and Chief Financial Officer are unable to complete the statement required under 18 U.S.C. sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).



Item 6. Exhibits and Reports on Form 8-K

   (a)  See Exhibit Index on page 19 filed herewith.

   (b) On May 3, 2002, the company filed a notice of change in auditor on Form 8-K.

Nicor Gas Company                                           Page 18
-------------------------------------------------------------------------
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Nicor Gas Company



Date     August 13, 2002          By  /s/ KATHLEEN L. HALLORAN
      -----------------------         -------------------------
                                      Kathleen L. Halloran
                                      Executive Vice President
                                      Finance and Administration

Nicor Gas Company                                           Page 19
--------------------------------------------------------------------------

Exhibit Index

  Exhibit
  Number             Description of Document
  ---------    -------------------------------------------------------

    12.01      Computation of Consolidated Ratio of Earnings to Fixed Charges.

    99.01      Letter regarding Sarbanes-Oxley Act of 2002.