Form 10-Q
period 2002-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2002-11-12
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002


                                       or


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                   Registrant, State of         I.R.S. Employer
Commission             Incorporation,           Identification
File Number    Address and Telephone Number         Number
------------  --------------------------------  ----------------

  1-7296      Northern Illinois Gas Company       36-2863847
              (Doing business as Nicor Gas
              Company)
              (An Illinois Corporation)
              1844 Ferry Road
              Naperville, Illinois 60563-9600
              (630) 983-8888


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]* No [ ]

Shares of common stock, par value $5, outstanding at November 5, 2002, were 15,232,414, all of which are owned by Nicor Inc.

*The company's new independent public accountant, Deloitte & Touche LLP, did not complete the review of the company's condensed unaudited 2002 financial statements as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, due to the pending financial statement restatements discussed on page 5.

Nicor Gas Company                                                        Page i
-------------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements (Unaudited) ....................... 1

           Consolidated Statements of Operations:
             Three and nine months ended
             September 30, 2002 and 2001 .......................... 2

           Consolidated Statements of Cash Flows:
             Nine months ended
             September 30, 2002 and 2001 .......................... 3

           Consolidated Balance Sheets:
             September 30, 2002 and 2001, and
             December 31, 2001 .................................... 4

           Notes to the Consolidated Financial Statements ......... 5

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..................15

   Item 4. Control and Procedures .................................21

Part II - Other Information

   Item 1. Legal Proceedings ......................................21

   Item 5. Other Information ......................................21

   Item 6. Exhibits and Reports on Form 8-K .......................21

           Signature ..............................................22

           Exhibit Index ..........................................25





Glossary

Degree day.......The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days per year.
ICC..............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf...Thousand cubic feet, million cubic feet, billion cubic feet.
PBR..............Performance-based rate, a regulatory plan that provides economic incentives based on natural gas cost performance.

Nicor Gas Company                                                        Page 1
-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   INTENTION TO RESTATE FINANCIAL STATEMENTS

The company is in the process of restating these financial statements, the company's 1999 through 2001 financial statements and its first and second quarter 2002 financial statements, for the reasons stated in the Pending Financial Statement Restatements and Re-audits footnote on page 5. Accordingly, existing financial statements for those periods should not be relied upon. Furthermore, all the notes to the consolidated financial statements, particularly the note referred to in the first sentence, should be read in their entirety when reading these financial statements because they materially impact the ability to understand the historical financial information presented regarding the company.

The company's new independent public accountant, Deloitte & Touche LLP, did not complete the review of the company's condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, due to the pending financial statement restatements. The company will file an amendment to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as soon as practicable after the restatements are completed and audited or reviewed, as appropriate.

Except as set forth above, the following condensed unaudited financial statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K, subject to the pending restatement of financial statements referred to above.

The information furnished (including the information on this page and in the notes to the financial statements) reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

Nicor Gas Company                                                        Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)        SUBJECT TO RESTATEMENT
(millions)

                                      Three months ended   Nine months ended
                                         September 30          September 30
                                      ------------------   -----------------
                                        2002      2001       2002      2001
                                      --------  --------   --------  --------

Operating revenues (includes revenue
  taxes of $9.1, $7.9, $66.0 and
  $95.0, respectively)                 $ 172.6   $ 153.0    $ 970.7  $1,768.9
                                       -------  --------   --------  --------

Operating expenses
   Cost of gas                            66.8      51.5      533.2   1,306.5
   Operating and maintenance              46.8      39.1      137.5     122.5
   Depreciation                           17.0      15.5       96.2      91.8
   Taxes, other than income taxes         13.4      11.0       78.0     105.0
   Mercury-related costs (recoveries)    (19.7)     (9.2)     (19.5)    (11.4)
   Income taxes                           14.6      13.0       44.2      44.4
                                       -------  --------   --------  --------
                                         138.9     120.9      869.6   1,658.8
                                       -------  --------   --------  --------
Operating income                          33.7      32.1      101.1     110.1
                                       -------  --------   --------  --------

Other income (expense)
   Other, net                              1.1       8.8        4.4      15.6
   Income taxes on other income            (.4)     (3.5)      (1.6)     (6.0)
                                       -------  --------    -------  --------
                                            .7       5.3        2.8       9.6
                                       -------  --------    -------  --------

Interest expense
   Interest on debt, net of amounts
     capitalized                           8.2      10.3       25.4      34.9
   Other                                     -        .1         .3        .5
                                       -------  --------    -------  --------
                                           8.2      10.4       25.7      35.4
                                       -------  --------    -------  --------

Net income                                26.2      27.0       78.2      84.3

Dividends on preferred stock                .1         -         .3        .3
                                       -------  --------    -------  --------

Earnings applicable to common stock     $ 26.1    $ 27.0     $ 77.9    $ 84.0
                                       =======  ========    =======  ========


The accompanying notes are an integral part of these statements. In particular, see Cautionary Statement on page 5.









Nicor Gas Company                                                        Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)        SUBJECT TO RESTATEMENT
(millions)

                                                         Nine months ended
                                                           September 30
                                                         -----------------
                                                           2002      2001
                                                         --------  -------
Operating activities
   Net income                                              $ 78.2   $ 84.3
   Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                           96.2     91.8
      Deferred income tax expense                            13.3      7.4
      Gain on sale of property, plant and equipment          (3.4)    (3.6)
      Changes in assets and liabilities:
       Receivables, less allowances                         144.7    315.6
       Gas in storage                                         4.3      3.9
       Deferred/accrued gas costs                           (85.1)   209.5
       Prepaid pension costs                                 (9.6)   (25.5)
       Other assets                                           6.3     10.4
       Accounts payable                                     (58.9)  (314.5)
       Temporary LIFO liquidation                            41.0      5.9
       Accrued mercury-related costs                         (4.8)   (36.5)
       Accrued income taxes                                  13.9     28.2
       Other liabilities                                      1.5      3.4
      Other                                                    .4       .8
                                                         --------  -------
   Net cash flow provided from operating activities         238.0    381.1
                                                         --------  -------

Investing activities
   Capital expenditures                                    (118.2)  (101.9)
   Net proceeds from the sale of property, plant,
    and equipment                                             3.5      3.8
   Other                                                        -      (.1)
                                                         --------  -------
   Net cash flow used for investing activities             (114.7)   (98.2)
                                                         --------  -------

Financing activities
   Net proceeds from issuing long-term debt                  49.9    197.6
   Disbursements to retire long-term debt                       -   (227.1)
   Short-term borrowings (repayments), net                  (77.0)  (156.6)
   Dividends paid                                           (88.3)   (72.3)
   Other                                                      (.5)     (.5)
                                                         --------  -------
   Net cash flow used for financing activities             (115.9)  (258.9)
                                                         --------  -------

Net increase in cash and cash equivalents                     7.4     24.0

Cash and cash equivalents, beginning of period              137.7     39.7
                                                         --------  -------

Cash and cash equivalents, end of period                  $ 145.1   $ 63.7
                                                         ========  =======


The accompanying notes are an integral part of these statements. In particular, see Cautionary Statement on page 5.



Nicor Gas Company                                                        Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)      SUBJECT TO RESTATEMENT
(millions)

                                        September 30  December 31  September 30
                                             2002        2001          2001
                                        ------------  -----------  ------------
             Assets
             ------
Gas distribution plant, at cost            $ 3,525.4    $ 3,425.6     $ 3,374.8
   Less accumulated depreciation             1,885.8      1,804.9       1,772.8
                                        ------------  -----------  ------------
                                             1,639.6      1,620.7       1,602.0
                                        ------------  -----------  ------------

Current assets
   Cash and cash equivalents - affiliates      139.3        137.7          28.0
   Cash and cash equivalents - other             5.8            -          35.7
   Receivables, less allowances of
     $10.5, $9.6 and $14.5, respectively       138.1        285.0         243.4
   Receivables - affiliates                     12.8         10.6          11.8
   Gas in storage, at last-in,
     first-out (LIFO)cost                       12.9         17.2          15.4
   Deferred income taxes                        26.6         25.9          43.1
   Other                                         8.4          9.3          11.8
                                        ------------  -----------  ------------

                                               343.9        485.7         389.2
                                        ------------  -----------  ------------

Prepaid pension costs                          173.9        164.3         167.9
Other assets                                    27.3         29.5          25.7
                                        ------------  -----------  ------------

                                           $ 2,184.7    $ 2,300.2     $ 2,184.8
                                        ============  ===========  ============


 Capitalization and Liabilities
 ------------------------------
Capitalization
   Long-term debt                          $   396.0    $   446.4     $   446.0
   Preferred stock                               7.0          7.5           7.5
   Common equity
    Common stock                                76.2         76.1          76.1
    Paid-in capital                            108.1        108.0         108.0
    Retained earnings                          444.9        431.0         441.1
    Accumulated other comprehensive
      income (loss)                              (.6)        (1.3)          (.1)
                                        ------------  -----------  ------------
                                               628.6        613.8         625.1
                                        ------------  -----------  ------------
                                             1,031.6      1,067.7       1,078.6
                                        ------------  -----------  ------------
Current liabilities
   Long-term obligations due within
     one year                                  100.5           .5            .5
   Short-term borrowings - other               190.0        227.0         159.0
   Short-term borrowings - affiliates              -         40.0          40.0
   Accounts payable                            285.4        344.3         232.2
   Temporary LIFO liquidation                   41.0            -           5.9
   Accrued gas costs                            15.7        100.8         160.4
   Accrued mercury-related costs                 3.6          7.0          41.5
   Dividends payable                            21.1         45.1             -
   Other                                        39.5         31.7          62.1
                                        ------------  -----------  ------------
                                               696.8        796.4         701.6
                                        ------------  -----------  ------------
Deferred credits and other liabilities
   Deferred income taxes                       241.0        224.2         217.5
   Regulatory income tax liability              63.5         66.3          67.5
   Unamortized investment tax credits           37.5         39.0          39.6
   Accrued mercury-related costs                28.6         30.0             -
   Other                                        85.7         76.6          80.0
                                        ------------  -----------  ------------
                                               456.3        436.1         404.6
                                        ------------  -----------  ------------

                                           $ 2,184.7    $ 2,300.2     $ 2,184.8
                                        ============  ===========  ============


The accompanying notes are an integral part of these statements. In particular, see Cautionary Statement on page 5.


Nicor Gas Company                                                        Page 5
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited; Subject to
Restatement)

The following notes should be read in conjunction with the financial statement notes included in the Nicor Gas 2001 Annual Report on Form 10-K. Nicor Gas is a wholly owned subsidiary of Nicor Inc. (Nicor).

CAUTIONARY STATEMENT

The financial statements and information presented in this Report on Form 10-Q do not include (1) adjustments that the company plans to make as a result of an investigation by a special committee of independent directors (Special Committee) of Nicor Gas' natural gas purchases, sales, transportation and storage activities nor (2) any other adjustments that may be made when the company restates its financial statements for prior periods and the third quarter of 2002. For further information, see Pending Financial Statement Restatements and Re-audits below, and Contingencies - Performance-Based Rate Plan beginning on page 9.

PENDING FINANCIAL STATEMENT RESTATEMENTS AND RE-AUDITS

Based on the results of the special investigation of Nicor Gas' natural gas purchases, sales, transportation, and storage activities, more fully described under Contingencies - Performance-Based Rate Plan beginning on page 9, the company is in the process of restating its financial statements for 1999, 2000, 2001 and interim periods in 2002. Accordingly, the financial statements for those periods should not be relied upon.

The restatements will include accounting corrections and other adjustments resulting from the Special Committee's investigation, other corrections not related to the investigation that are more properly reflected in periods other than the ones in which they were initially reported, and any additional issues arising during the re-audits, or otherwise, but not presently known. In addition, the restatements could include other adjustments that may be identified as a result of Illinois Commerce Commission (ICC) review of the company's performance-based rate (PBR) plan.

The company has engaged Deloitte & Touche LLP to audit the restated 1999, 2000 and 2001 financial statements, to review the 2002 interim financial statements and to audit the 2002 financial statements, and will file amended reports with the Securities and Exchange Commission (SEC) as soon as it is practical after Deloitte & Touche completes its work.

Although all of the issues related to the restatements have not been resolved, the company estimates that cumulative net income for the 1999 through 2002 period will be $15 million to $35 million lower than previously reported. As a result of ICC review and independent audit, final amounts could be materially different than these estimates. The company cannot predict with certainty when the restatements, independent audits or ICC review will be complete. Also, while there will likely be material changes to the amounts reported in certain categories within the balance sheets and statements of cash flows, these changes are not expected to have a material impact on the company's financial condition or liquidity.

For additional information, see Contingencies beginning on page 9.





Nicor Gas Company                                                        Page 6
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited; Subject to Restatement) (continued)

ACCOUNTING POLICIES

Weather derivatives. Since 2000, Nicor Gas has held derivative contracts to limit the earnings impact of weather fluctuations. These contracts settle as of year-end, and the resulting benefit or loss is recorded in operating revenues. For interim accounting periods, contract benefits and losses are measured by applying the intrinsic value method, which compares actual weather during interim periods to normal historical weather patterns.

Gas in storage. Gas in storage is carried at cost on a last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

Depreciation. Depreciation is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the three- and nine-month periods ended September 30, 2002, were $8.7 million and $63.9 million, respectively, and $7.1 million and $92.2 million, respectively, for the same periods in 2001.

Reclassifications. Certain reclassifications have been made to conform the prior years' financial statements to the current year's presentation.

ACCRUED UNBILLED REVENUE

Receivables includes accrued unbilled revenue of $37.8 million, $88.1 million and $38.5 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

REGULATORY ASSETS AND LIABILITIES

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets (liabilities) as follows (in millions):


                                       September 30   December 31  September 30
                                           2002           2001         2001
                                       ------------   -----------  -----------

Unamortized loss on reacquired debt        $   19.3      $   20.1     $   17.4
Regulatory tax liability                      (63.5)        (66.3)       (67.5)
Deferred (accrued) gas cost                   (15.7)       (100.8)      (160.4)
Deferred (accrued)environmental costs          (2.5)         (5.8)        (9.9)
                                        -----------   -----------  -----------
                                           $  (62.4)     $ (152.8)   $  (220.4)
                                        ===========   ===========  ===========

The unamortized loss on reacquired debt is included in other noncurrent assets. Accrued environmental costs are included in other current liabilities.


Nicor Gas Company                                                        Page 7
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited; Subject to Restatement) (continued)

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. About one-fourth of the net periodic benefit cost or credit related to these plans is capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense.

DEBT

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with proceeds to be used for general corporate purposes.

Under the company's short-term committed lines of credit agreements, if Nicor's ratio of consolidated total indebtedness to capitalization (including short-term debt) exceeds 65% during the term of the credit facility, each bank may at its option declare any amounts due immediately payable and/or terminate its commitment to make advances to the company.

DIVIDEND RESTRICTIONS

Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates. Dividends are allowed only to the extent of Nicor Gas' retained earnings balance. The balance of cash advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with an unaffiliated third party.

OTHER INCOME (EXPENSE)

Other income (expense) - Other, net consists of the following (in millions):

                                 Three months ended       Nine months ended
                                    September 30             September 30
                                 -----------------        -----------------
                                   2002      2001           2002     2001
                                 --------  -------        -------   -------
Gain on sale of property,
  plant and equipment               $   -    $ 3.6         $  3.4    $  3.9
PBR plan results                        -      3.3           (1.3)      7.5
Interest income                        .5       .9            1.8       3.1
Other income                           .6      1.2             .6       1.5
Other expense                           -      (.2)           (.1)      (.4)
                                 --------  -------        -------   -------
                                    $ 1.1    $ 8.8         $  4.4    $ 15.6
                                 ========  =======        =======   =======




Nicor Gas Company                                                        Page 8
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited; Subject to Restatement) (continued)

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FASB Statement No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                               Three months ended      Nine months ended
                                  September 30           September 30
                               ------------------      -----------------
                                 2002      2001          2002     2001
                               --------  --------      --------  -------

 Net income                     $  26.2    $ 27.0       $  78.2   $ 84.3
 Other comprehensive income
   (loss), net of tax                .4       (.1)           .7      (.1)
                               --------  --------      --------  -------
 Total comprehensive income     $  26.6    $ 26.9       $  78.9   $ 84.2
                               ========  ========      ========  =======

Other comprehensive income includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three months ended September 30, 2002 and 2001, Nicor Gas had net charges from (to) affiliates of $.5 million and $(.8) million, respectively, and for the nine months ended September 30, 2002 and 2001, net charges to affiliates were $(3.7) million and $(3.6) million, respectively.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three months ended September 30, 2002 and 2001, net charges to Nicor Enerchange were $1.3 million and $5.5 million, respectively, and for the nine months ended September 30, 2002 and 2001, net charges to (from) Nicor Enerchange were $11.4 million and $(6.1) million, respectively.

During the second quarter of 2002 Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL), put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. Horizon Pipeline's capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. This transaction has been approved by the ICC. For the three and nine months ended September 30, 2002, Horizon Pipeline charged Nicor Gas $2.6 million and $4.0 million for natural gas transportation under rates that have been accepted by FERC.

In 2002, Nicor Gas began purchasing engineering and corrosion services from Nicor Technologies, a subsidiary of Nicor. Nicor Gas was charged $1.1 million and $3.3 million for these services for the three- and nine-month periods ended September 30, 2002, respectively.


Nicor Gas Company                                                        Page 9
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited; Subject to Restatement) (continued)

Nicor Gas had $40 million of short-term notes payable due to an affiliated financing company as of September 30, 2001 and December 31, 2001. As of September 30, 2002, the company did not have any short-term notes payable due to this affiliated company.

CONTINGENCIES

The following contingencies of Nicor Gas are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to the amount already recognized, if any, it is possible that the resolution of these contingencies, either individually or in aggregate, will materially affect the restated financial statements that the company is planning to issue or require the company to take charges against or reductions in future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, is not expected to have a material adverse impact on Nicor Gas' liquidity or financial condition.

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

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan. As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney's Office (CCSAO), the Staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to the CUB and the ICC Staff. The CIDs ordered that CUB and the ICC Staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Other governmental agencies may be reviewing these allegations. The company has committed to cooperate fully in the review of the PBR plan. Nicor Gas has responded to approximately three hundred data requests that have been propounded by the ICC Staff, CUB, CCSAO and the Illinois Attorney General's Office to date.

In response to these allegations, on July 18, 2002, the Nicor Gas Board of Directors appointed a Special Committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the Special Committee in the course of its investigation. To conduct the inquiry, the Special Committee retained Scott Lassar of the law firm of Sidley Austin Brown & Wood (Sidley), and Sidley hired the accounting firm of KPMG LLP. Mr. Lassar is the former United States Attorney for the Northern District of Illinois.






Nicor Gas Company                                                       Page 10
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited; Subject to Restatement) (continued)

The Special Committee presented the report of its counsel (Report) to Nicor's Board of Directors on October 28, 2002. The transmittal letter from the Special Committee to Nicor's Board of Directors and Mr. Lassar's Report were filed with the SEC on a Form 8-K on October 31, 2002, and are hereby incorporated by reference. The findings of the independent counsel's report include:
o Certain transactions increased customer costs in the aggregate amount of approximately $15 million.
o No improper Nicor affiliated-party transactions or improper hedging activities were identified.
o Inadvertent accounting errors occurred, sometimes to the benefit of customers and sometimes to the benefit of Nicor Gas.
o No criminal activity or fraud was identified.

In addition, the Nicor Board of Directors has directed the company's management to:
o make appropriate adjustments to account for, and fully address the adverse consequences to ratepayers of, the items noted in the Report,
o undertake a re-audit of 1999 to 2001 and a review of the first two quarters of 2002,
o amend any filings with the ICC, the SEC or other regulatory agencies, as necessary,
o conduct a full audit of management fees paid by the company to third parties during 2000 and 2001,
o conduct a detailed study of management bonus issues, and o conduct a detailed study of the adequacy of internal accounting and regulatory controls.

As a result of the Special Committee's review, Nicor Gas believes that the company's financial statements should reflect, and prior period financial statements may require restatement for, the following items: o The $15 million of transactions noted above. Examples of the transactions identified in the report include a late 1999 wholesale transfer of natural gas from Nicor Gas' storage inventory which increased customers' gas costs by approximately $6.75 million. The Report also found that operational transfers of natural gas between Nicor Gas' storage fields were not consistently accounted for under the PBR plan. If accounted for on a consistent basis, the Report concluded, the most appropriate result would be a $3.5 million refund to customers. The Report found additional issues totaling about $5 million related to interest costs and the purchase of weather insurance for 2001.
o Changes in the timing of certain sales and purchases of natural gas inventory between Nicor Gas and independent third-parties during the period December 1999 to the present. Nicor Gas had previously recorded these transactions based upon when it held title to the natural gas, but there are additional criteria that were not applied in determining the accounting treatment, including those set forth in FASB Statement No. 49, Accounting for Product Financing Arrangements and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. For example, the level of economic interest in or control over the asset must be considered, which changes the timing of recognizing gas purchases and inventory in some of the third-party storage arrangements. Nicor and Nicor Gas believe that these restatements will change assets and liabilities in nearly equal amounts, but the impact will likely vary from quarter to quarter.
o PBR plan results. Since the calendar-year PBR plan calculations consider the cost of gas charged to customers and volumes withdrawn from inventory, which will both be restated, PBR plan results will also change.

The impact of the items listed above is estimated to result in an aggregate reduction in Nicor Gas net income for 1999 through 2002 of $15 million to $35 million. This reduction has not been reflected in the preliminary third quarter 2002 results reported in this filing. Furthermore, because the restatements have not been completed and are subject to independent audit and ICC review, it is possible that the final



Nicor Gas Company                                                       Page 11
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited; Subject to Restatement) (continued)

reduction could be materially different, and possibly greater, than these estimates. Certain parties in the PBR review proceeding have publicly indicated disagreement with the findings in the Report.

Nicor Gas is unable to predict the outcome of the review of the PBR plan or the company's potential exposure thereunder, and has not recorded a liability associated with this contingency.

Nicor Gas' earnings included pretax income of $14.9 million in 2001 and $12.2 million in 2000 related to the PBR plan. Due to uncertainties surrounding the PBR plan, Nicor Gas has not recorded estimated year-to-date results related to the 2002 PBR plan year, which would have been immaterial. However, a negative $1.3 million correction of 2001 PBR plan results is included in the year-to-date period ended September 30, 2002.

In a letter dated October 28, 2002, Nicor Gas informed the ICC that it is terminating its PBR plan effective January 1, 2003.

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas's PBR plan. The plaintiff alleges breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The class is seeking compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiff and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. Nicor is unable to predict the outcome of this litigation or Nicor's potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

SEC and U.S. Attorney Inquiries. The staff of the Securities and Exchange Commission has informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter.

Hub Services. Nicor Gas offers interstate transportation and storage services which are regulated by the Federal Energy Regulatory Commission (FERC) as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas has refunded, or expects to refund, service fees plus potential interest of approximately $1 million. The company is investigating to determine whether any additional refunds or other charges are appropriate. At this time, Nicor Gas cannot estimate whether additional refunds will be required with respect to either FERC or ICC-regulated services, and it has not recorded any additional liability associated with this contingency.

Fixed Bill Service. On July 17, 2002, a purported class action was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company (Nicor Services), a subsidiary of Nicor, and Nicor Gas alleging violation of the Illinois Consumer Fraud and Deceptive Practices Act by Nicor Services and Nicor Gas relating to the Fixed Bill Service offered by Nicor Services and a conspiracy claim against Nicor Gas arising out of marketing efforts by Nicor Services. The Fixed Bill Service is offered to Nicor Gas residential customers and allows the customer to pay twelve equal monthly amounts for their annual gas service based upon the gas-use profile of their home. The class is seeking


Nicor Gas Company                                                       Page 12
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited; Subject to Restatement) (continued)

compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys' fees and other equitable relief. On September 6, 2002, Nicor Gas and Nicor Services filed a Motion to Dismiss the above-referenced action. Nicor Gas is unable to predict the outcome of this litigation or to reasonably estimate its potential exposure related thereto and has not recorded a liability associated with this contingency.

Troy Grove Facility. On October 15, 2002, Nicor Gas voluntarily disclosed a potential violation of certain air pollution regulations and statutes to both the United States Environmental Protection Agency (U.S. EPA) and the Illinois Environmental Protection Agency (IEPA) related to commencement of construction of certain compressor equipment at its Troy Grove storage field prior to the issuance of a Prevention of Significant Deterioration (PSD) Permit. An application for the PSD permit had been previously submitted to the IEPA. The disclosure to U.S. EPA was made pursuant to the U.S. EPA's Self -Disclosure Policy. Nicor's investigation of this matter is continuing. The potential maximum civil penalties under the Federal and State Environmental Acts are $27,500 to $50,000, respectively, for the initial day of violation. For each additional day of continued violation, the potential maximum civil penalties are $27,500 and $10,000, respectively. Nicor has not yet identified the number of potential violations. At this early stage, Nicor is unable to predict the outcome of this matter or to reasonably estimate its exposure related thereto and has not recorded a liability associated with this contingency.

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

Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits in the Circuit Court of Cook County involves five previous class actions that were consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas has paid a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. On February 7, 2002, the Circuit Court of Cook County entered a final order approving the class action settlement. The "opt out" period has ended and approximately 160 households have opted out of the class. Of those, 42 households had traces of mercury, and Nicor Gas has settled with five households.

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced operating expense in the third quarter of 2001, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup, a lower average cleanup and repair cost and estimated costs of litigation. Through September 30, 2002, the company has incurred $106.8 million in associated costs, leaving a $32.2 million estimated liability. The remaining $32.2 million liability at September 30, 2002, represented management's best estimate of future costs, including potential liabilities relating to remaining lawsuits,


Nicor Gas Company                                                       Page 13
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited; Subject to Restatement) (continued)

based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company's mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing certain insurance recoveries through arbitration. In addition, some of the removals of mercury- containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors and their insurance carriers. Through September 30, 2002, Nicor Gas has recovered, net of related expenses, $22.6 million from certain insurance carriers of the company and its independent contractors, including approximately $20 million recovered in the third quarter of 2002. These recoveries have been recorded as a reduction to operating expense.

Subsequent to September 30, 2002, Nicor Gas reached an agreement with a subcontractor's insurer wherein Nicor Gas will receive $.7 million for past defense costs, which will be included in the company's results of operations for the fourth quarter of 2002. In addition, this subcontractor's insurer has agreed to assume certain future defense costs related to claims against this subcontractor and to pay all judgments and settlements related to such claims up to $50 million. The impact of this agreement will be reflected in the company's evaluation of its mercury reserve for the fourth quarter. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

Nicor Gas will not seek recovery of the costs associated with these mercury spills from its customers, and any proceeds from insurance carriers or third parties will be retained by the company to offset costs incurred.

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800's and early to mid 1900's to produce natural gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of continued testing and analysis should determine to what extent additional remediation is necessary and may provide a basis for estimating any additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company's case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In May 2001, Nicor Gas reached a recovery settlement with certain





Nicor Gas Company                                                       Page 14
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited; Subject to Restatement) (concluded)

insurance carriers who were involved in this appeal. In September 2002, the Illinois Appellate Court upheld the ruling of the trial court. Nicor Gas has filed a petition for leave to appeal to the Illinois Supreme Court. Management cannot predict the outcome of the lawsuit against the remaining insurance carriers. All such recoveries are refunded to the company's customers.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that plans for the proposed cleanup of a manufactured gas plant site in Oak Park, Illinois are inadequate. The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes and other monetary damages. An amended complaint adding additional plaintiffs and, as defendants, the Village of Oak Park and the Oak Park Park District, was filed in April 2002. In October 2002, two lawsuits were filed against Nicor Gas in the Circuit Court of Cook County seeking unspecified damages for various injuries and one death that allegedly resulted from exposure to contaminants allegedly emanating from the manufactured gas plant site in Oak Park, Illinois. The plaintiffs lived in homes adjoining the site. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the MWRD) under the Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRD. The suit was filed in federal court in Chicago and the company has filed responsive pleadings. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of these manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of these manufactured gas plant matters is not expected to have a material impact on the company's financial condition or results of operations.

Other. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. Although unable to determine the outcome of these other contingencies, management believes that appropriate accruals for them have been recorded.

Nicor Gas Company                                                       Page 15
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement)

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 2001 Annual Report on Form 10-K.

CAUTIONARY STATEMENT

The company intends to restate its financial statements for 1999, 2000, 2001 and interim periods in 2002, including the financial statements included in this Report on Form 10-Q. The financial statements and information presented in this Form 10-Q do not include (1) adjustments that the company plans to make as a result of an investigation by a special committee of independent directors of Nicor Gas' natural gas purchases, sales, transportation and storage activities nor (2) any other adjustments that may be made when the company restates its financial statements for prior periods and the third quarter of 2002. For further information, see Pending Financial Statement Restatements and Re-audits on page 5, and Contingencies - Performance-Based Rate Plan beginning on page 9, which are hereby incorporated by reference. Accordingly, all of the notes to the consolidated financial statements, particularly the notes referred to in the previous sentence, should be read in their entirety when reading the financial statements in this Form 10-Q and the following discussion because they materially impact the ability to understand the historical financial information presented regarding the company. All information in the following discussion is subject to restatement.

RESULTS OF OPERATIONS

Net income for the three and nine months ended September 30, 2002, was $26.2 million and $78.2 million, respectively, compared with $27.0 million and $84.3 million, respectively, for the same periods in 2001. Results for both periods were negatively affected by increased operating and maintenance expenses and poorer performance-base rate (PBR) plan results. These negative factors were partially offset by increased mercury program-related credits, improved margin and decreased interest expense in both 2002 periods.

Operating revenues. Third quarter operating revenues increased from $153.0 million in 2001 to $172.6 million in 2002 due primarily to higher natural gas prices, which are passed directly through to customers without markup. The estimated effect of the higher natural gas prices on revenue in the third quarter of 2002 compared to 2001 was about $20 million. For the nine-month period, operating revenues decreased $798.2 million from $1,768.9 million in 2001 to $970.7 million in 2002 due primarily to significantly lower average natural gas prices in 2002 compared to the same period of 2001. The revenue effect of the lower average natural gas prices is estimated to be approximately $770 million.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers, was $97.1 million in the third quarter of 2002 compared to $94.4 million for the same period a year ago. For the quarter, margin was positively affected by increased average rates ($1.4 million) and increased deliveries to power generation facilities ($1.0 million). For the 2002 nine-month period, margin increased slightly to $373.6 million compared to $370.2 million in 2001. For the year-to-date period, the positive effects of higher customer demand unrelated to weather ($4.1 million) and a lower cost of gas used to operate company equipment and facilities ($3.8 million) were nearly offset by lower revenue from customer finance charges ($6.3 million). The reduction in company-use gas costs and customer finance charges is related to lower natural gas prices in the first quarter of 2002.


Nicor Gas Company                                                       Page 16
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement) (continued)

Operating and maintenance. Operating and maintenance expense for 2002 increased $7.7 million to $46.8 million and $15.0 million to $137.5 million, in the three- and nine-month periods, respectively. The quarterly increase was related to the negative effects of reduced pension credits ($3.8 million), increased liabilities for legal settlements ($3.6 million) and costs related to the PBR plan and other investigations in 2002 ($2.8 million). The year-to-date increase reflects smaller pension credits ($11.4 million), increased liabilities for legal settlements ($3.5 million), the investigation costs ($2.8 million) and increased retiree health care costs ($2.4 million).

Mercury-related costs (recoveries). In the third quarter, Nicor Gas reached an agreement with an insurer wherein the company will recover approximately $20 million of mercury-related costs. A $9 million adjustment lowered the mercury-related reserve and reduced operating expense in the third quarter of 2001, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup, a lower average cleanup and repair cost and estimated costs of litigation. Year-to-date operating results for 2001 also reflected $2.4 million in mercury-related recoveries.

Other income (expense). Other income (expense) before the related taxes decreased by $7.7 million to $1.1 million and by $11.2 million to $4.4 million in the three- and nine-month periods, respectively. For the quarter, the decrease reflects lower property sale gains ($3.6 million) and lower PBR plan results ($3.3 million). The decline in the year-to-date period was due largely to lower PBR plan results ($8.8 million) and lower interest income ($1.3 million) in 2002.

Nicor Gas recorded no PBR plan results in the third quarter of 2002 compared to $3.3 million in the third quarter of 2001. For the year-to-date period, Nicor Gas recorded a $1.3 million PBR plan loss in 2002 compared with a $7.5 million gain for the same 2001 period. The year-to-date 2002 period excludes estimated PBR plan results related to the 2002 plan year, which would have been immaterial, due to the developments described in the Performance-Based Rate Plan section beginning on page 9. The year-to-date period also includes negative pretax corrections of 2001 PBR plan results of $1.3 million recorded in the nine-month period ended September 30, 2002.

Interest expense. Interest expense for the 2002 three-month period decreased from $10.4 million in 2001 to $8.2 million. For the year-to-date period interest expense decreased from $35.4 million in 2001 to $25.7 million in 2002. The decline in both periods was due to lower average borrowing levels and interest rates. Reduced natural gas costs in the first quarter of 2002 compared to 2001 contributed to the lower borrowing levels in the nine-month period.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow from operating activities decreased $143.1 million to $238.0 million for the nine months ended September 30, 2002, due primarily to changes in working capital items. Working capital can increase or decrease significantly due to certain factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing activities. 2002 capital expenditures for Nicor Gas are estimated at $175 million, a $20 million increase from the projection included in Nicor Gas' latest Annual Report on Form 10-K. The increase is due primarily to storage field improvements.


Nicor Gas Company                                                      Page 17
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement) (continued)

Financing activities. The company maintains short-term line of credit agreements with major domestic and foreign banks. The company had line of credit agreements with four banks at September 30, 2002. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of up to $334 million through March 31, 2003 and $259 million through September 30, 2003. At September 30, 2002 the company had $190 million of commercial paper borrowings outstanding. The company expects to enter into an additional line of credit agreement in the next few weeks which will allow for an additional $75 million of borrowings.

Because of uncertainties pertaining to the energy industry in general and to the company, as described in Contingencies beginning on page 9, the rating agencies have put Nicor Gas' long-term debt ratings under review for possible downgrade or on credit watch with negative implications. Moody's Investors Service also put the company's commercial paper on credit watch. On November 5, 2002, Fitch Ratings has lowered its rating on Nicor Gas' long-term debt to AA from AA+. Nicor Gas' F-1+ short-term debt rating was unchanged. While ratings on the company's debt remain among the highest in the utility industry, lower ratings could cause higher interest costs.

Under the company's short-term committed lines of credit agreements, if Nicor Inc.'s ratio of consolidated total indebtedness to capitalization (including short-term debt) exceeds 65% during the term of the credit facility, each bank may at its option declare any amounts due immediately payable and or terminate its commitment to make advances to the company.

Nicor Gas is currently unable to issue First Mortgage Bonds under its July 2001 shelf registration filing. However, Nicor Gas is evaluating other sources of financing available to the company and believes it will continue to be able to access sufficient capital resources to fund its capital expenditures and other cash requirements. Nicor Gas is in compliance with its debt covenants and believes it will remain so even if its debt ratings are lowered. The company's debt agreements do not include ratings triggers or material adverse change provisions.

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with the proceeds to be used for general corporate purposes.

FACTORS AFFECTING BUSINESS

Contingencies. Future operating results could be materially impacted by contingencies discussed under the heading Contingencies beginning on page 9, which is hereby incorporated by reference.

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

The selection of accounting methods and the use of estimates affects Nicor Gas' reported results and financial condition. The company has adopted several significant accounting policies that are important to understanding its financial statements and are described in the Accounting Policies note beginning on page 20 of Nicor Gas' 2001 Annual Report on Form 10-K and on page 6 of this report. Management is also required to make significant estimates which are similarly described in the notes of both reports.


Nicor Gas Company                                                      Page 18
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement) (continued)

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

Nicor Gas records loss contingencies as liabilities when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Nicor Gas is involved in various legal proceedings and exposed to various loss contingencies, the most significant of which are described beginning on page 9. These loss contingencies are often resolved in stages over long time periods, estimates may change significantly from period to period, and the company's ultimate obligations may differ materially from its estimates.

Net periodic benefit credit related to pension benefits. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. Five percent of the company's quarterly and year-to-date 2002 net income was related to net periodic benefit credits compared to about 13 percent in 2001. For valuation purposes, Nicor Gas utilizes an October 1 measurement date to determine the company's annual pension expense or credit. Since October 1, 2001, the pension plan has experienced negative investment returns, consistent with market conditions. The current actuarial valuation is in progress and Nicor Gas expects that the October 1, 2002 asset values, along with changes in actuarial assumptions, will lead to a materially lower pension credit, reducing operating income (after capitalization) in 2003 by at least $8 million. As of the date of this filing, the company believes its pension plans are adequately funded. Market performance could impact future company contributions but should not impact participant benefits.

Other operating expenses. Health care costs have been rising and Nicor Gas expects significant additional increases in 2003. In addition, Nicor Gas now expects bad debt expense to be higher in 2002 than in 2001 due to a number of factors including current economic conditions. The company is also experiencing, and expects to continue to experience in the near future, higher insurance costs due to a tightening insurance market and company loss experience. These cost increases, either collectively or individually, could materially reduce Nicor Gas' future results of operations.

Credit risk. In late 2001, Enron North America Corporation (Enron), an energy trading company, filed for bankruptcy protection. At the date of Enron's bankruptcy, Nicor Gas' receivable from Enron was about $3 million and its payable to Enron was about $6 million. Nicor Gas has filed its appropriate Proof of Claims with the U.S. Bankruptcy Court. There have not been any subsequent settlements related to the amounts outstanding with Enron at the time of the bankruptcy filing. Nicor Gas believes that it has the right to set off receivables against amounts owed to the Enron companies.







Nicor Gas Company                                                       Page 19
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement) (continued)

OTHER

The company sponsors defined contribution plans covering essentially all domestic employees. Under the plans, employees may elect to make contributions that are partially matched by the company. In addition, substantially all Nicor Gas employees hired after 1997 receive a separate company contribution to this plan. These plans involve risk for the participants, who direct their contributions and company contributions into various investment options, including numerous mutual funds, a stable value fund and a Nicor stock fund.

FORWARD-LOOKING INFORMATION

Although management believes its statements about the expected results of financial restatements and other adjustments, and other forwarding-looking statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of the results of accounting reviews and the resolution of those issues, including the direct or indirect effects of a restatement and re-audit of financial statements and ICC review of the PBR plan. Other factors that could cause materially different results include, but are not limited to, PBR plan review, the legal contingencies and other matters referred to in the Contingencies section beginning on page 9, weather conditions, natural gas prices, interest rates, borrowing needs, credit conditions, economic and market conditions, health care costs, insurance costs, energy conservation, legislative and regulatory actions, asset sales, and any future mercury-related charges or credits. These forward-looking statements speak only as of the date of this filing, and the company assumes no obligation to update any forward-looking statements.





Nicor Gas Company                                                       Page 20
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Subject to Restatement) (concluded)

OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                     Three months ended    Nine months ended
                                        September 30          September 30
                                     ------------------    ------------------
                                       2002      2001        2002      2001
                                     --------  --------    --------  --------
Operating revenues (millions):
   Sales
    Residential                       $ 100.8    $ 93.5     $ 620.1  $1,258.0
    Commercial                           20.3      13.7       120.1     235.6
    Industrial                            2.1       1.8        19.7      35.8
                                     --------  --------    --------  --------
                                        123.2     109.0       759.9   1,529.4
                                     --------  --------    --------  --------
   Transportation
    Residential                           4.0       1.8        10.0       6.7
    Commercial                           12.2      12.1        53.9      54.5
    Industrial                           13.7      12.8        35.8      35.8
    Other                                 1.0        .7         5.5       6.7
                                     --------  --------    --------  --------
                                         30.9      27.4       105.2     103.7
                                     --------  --------    --------  --------

   Other revenues
    Revenue taxes                         9.1       7.9        66.0      95.0
    Environmental cost recovery           1.7       1.2        17.1      14.3
    Chicago Hub                           3.5       3.4         9.6       9.0
    Weather insurance                      .7         -         1.3         -
    Other                                 3.5       4.1        11.6      17.5
                                     --------  --------    --------  --------
                                         18.5      16.6       105.6     135.8
                                     --------  --------    --------  --------
                                      $ 172.6   $ 153.0     $ 970.7  $1,768.9
                                     ========  ========    ========  ========

Deliveries (Bcf):
   Sales
    Residential                          13.2      14.8       139.0     140.6
    Commercial                            3.0       2.6        26.7      26.9
    Industrial                             .3        .4         4.8       4.3
                                     --------  --------    --------  --------
                                         16.5      17.8       170.5     171.8
                                     --------  --------    --------  --------
   Transportation
    Residential                           1.1        .5         5.6       4.2
    Commercial                            8.9       8.6        68.4      61.3
    Industrial                           42.6      32.3       116.6     103.5
                                     --------  --------    --------  --------
                                         52.6      41.4       190.6     169.0
                                     --------  --------    --------  --------
                                         69.1      59.2       361.1     340.8
                                     ========  ========    ========  ========

Customers at end of period (thousands):
   Sales
    Residential                       1,701.5   1,748.0
    Commercial                          105.0      98.2
    Industrial                            6.7       6.4
                                     --------  --------
                                      1,813.2   1,852.6
                                     --------  --------
   Transportation
    Residential                         135.2      59.7
    Commercial                           63.6      67.5
    Industrial                            6.8       7.2
                                     --------  --------
                                        205.6     134.4
                                     --------  --------
                                      2,018.8   1,987.0
                                     ========  ========

Other statistics:
   Degree days                             33        85       3,530     3,724
   Average gas cost per Mcf sold       $ 3.93    $ 2.83      $ 3.08    $ 7.56























Nicor Gas Company                                                       Page 21
-------------------------------------------------------------------------------

Item 4. Control and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, Nicor Gas carried out an evaluation, under the supervision and with the participation of the company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Securities and Exchange Commission Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiary) required to be included in the company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see Contingencies beginning on page 9, which is incorporated herein by reference.

Item 5. Other Information

Because of the inability of the company's independent public accountant to complete its review of the condensed unaudited 2002 financial statements included herein, as required by Rule 10-01(d) of Regulation S-X (see Item 1), the company's Chief Executive Officer and Chief Financial Officer are unable to complete the statement required under 18 U.S.C. sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Item 6. Exhibits and Reports on Form 8-K

   (a)  See Exhibit Index on page 25 filed herewith.

   (b) On August 14, 2002, the company filed a Form 8-K including CEO/CFO certifications (SEC 4-460).

Nicor Gas Company                                                       Page 22
-------------------------------------------------------------------------------

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Nicor Gas Company



Date November 11, 2002              By /s/ KATHLEEN L. HALLORAN
     -----------------                 ------------------------
                                    Kathleen L. Halloran
                                    Executive Vice President
                                    Finance and Administration

Nicor Gas Company                                                       Page 23
-------------------------------------------------------------------------------
                                  Certification

I, Thomas L. Fisher, Chairman and Chief Executive Officer of Nicor Gas Company, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Nicor Gas Company;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date  November 11, 2002                /s/ THOMAS L. FISHER
         -----------------                --------------------
                                          Thomas L. Fisher
                                          Chairman and Chief Executive Officer




Nicor Gas Company                                                       Page 24
-------------------------------------------------------------------------------
                                  Certification

I, Kathleen L. Halloran, Executive Vice President Finance and Administration of Nicor Gas Company, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Nicor Gas Company;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date  November 11, 2002              /s/ KATHLEEN L. HALLORAN
         -----------------              ------------------------
                                        Kathleen L. Halloran
                                        Executive Vice President
                                        Finance and Administration


Nicor Gas Company                                                       Page 25
-------------------------------------------------------------------------------

Exhibit Index

  Exhibit
  Number                     Description of Document
  -------     --------------------------------------------------------------
  12.01       Computation of Consolidated Ratio of Earnings to Fixed Charges.