Form 10-K/A
period 2001-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2003-03-10
CIK 110104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification Number
1-7296	Northern Illinois Gas Company	36-2863847
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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Shares of common stock, par value $5, outstanding at February 28, 2003, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company	Page i

Glossary

Degree day	The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas’ service territory is about 6,000 degree days.

FERC	Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

ICC	Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.

Mcf, MMcf, Bcf	Thousand cubic feet, million cubic feet, billion cubic feet.

PBR	Performance-based rate, a plan that provides economic incentives based on natural gas cost performance.

Nicor Gas Company	Page 1

INTRODUCTORY NOTE

This amendment to Northern Illinois Gas Company’s (doing business as Nicor Gas) Annual Report on Form 10-K initially filed with the Securities and Exchange Commission on March 8, 2002, is being filed to reflect the restatement of Nicor Gas’ consolidated financial statements for the years ended December 31, 2001, 2000 and 1999. Certain items were also reclassified within the financial statements. The restatements and reclassifications include adjustments for:

•	Restatements – Nicor Gas’ results have been restated to correct gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of these adjustments were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors of Nicor, Nicor Gas’ parent company. These adjustments reduced 2001 and 2000 net income by $19.7 million and $9.7 million, respectively.

In addition, Nicor Gas has recorded adjustments to correct other miscellaneous accounting errors unrelated to the gas purchase errors discussed above. These miscellaneous adjustments (reduced) increased net income in 2001, 2000 and 1999 by $(.9) million, $.1 million and $(.1) million, respectively.

•	Reclassifications – Nicor Gas has changed its income statement presentation of the cost of gas used to operate company equipment and facilities, and the company’s fleet depreciation. These reclassifications had no impact on annual net income for 2001, 2000 or 1999.

The effects on the financial statements of the matters discussed above are more fully described in the Notes to the Consolidated Financial Statements – Reclassifications and – Restatement sections beginning on page 25.

Caution Concerning Forward-Looking Statements

This document includes certain forward-looking statements about the expectations of Nicor Gas. Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Actual results may differ materially from those indicated in the company’s forward-looking statements due to the direct or indirect effects of the results of legal contingencies (including litigation) and the resolution of those issues, including the effects of an Illinois Commerce Commission review. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and electricity prices; fair value accounting adjustments; health care costs; insurance costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions, results, or adjustments; asset sales and any future mercury-related charges or credits. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor Gas undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Nicor Gas Company	Page 2

Part I

Item 3.    Legal Proceedings

See Management’s Discussion and Analysis – Contingencies beginning page 13 and the Notes to the Consolidated Financial Statements – Contingencies beginning on page 40, which are incorporated herein by reference.

Nicor Gas Company	Page 3

Part II

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas’ operating results and financial condition from 1999 to 2001, and to discuss business trends and uncertainties that might affect Nicor Gas. Certain terms used herein are defined in the glossary on page i.

The company has restated its financial statements for 2001, 2000 and 1999. The accompanying financial information presented in this Management’s Discussion and Analysis gives effect to the restatement. For further information about the restatement, see Contingencies – Performance-Based Rate Plan beginning on page 13 and the Notes to the Consolidated Financial Statements – Reclassifications beginning on page 25, – Restatement beginning on page 28 and – Contingencies – Performance-Based Rate Plan beginning on page 40.

RESULTS OF OPERATIONS

Nicor Gas’ net income was $98.8 million, $12.6 million and $96.0 million in 2001, 2000 and 1999, respectively.

Nicor Gas’ net income changed dramatically in the year ended December 31, 2000 due mainly to one significant item. An unusual charge of $148 million was recorded as operating expense in 2000 to record a reserve related to Nicor Gas’ mercury inspection and repair program. A $9 million reduction in the reserve was recorded in 2001 and reduced operating expense in that year. Operating expense was also reduced by partial recoveries from insurers and contractors in 2001. For details of Nicor Gas’ mercury inspection and repair program, see the Notes to the Consolidated Financial Statements – Contingencies – Mercury Program beginning on page 42. Excluding these unusual mercury-related impacts, Nicor Gas’ net income was $91.4 million and $101.9 million in 2001 and 2000, respectively.

Net income, excluding the mercury-related impacts, decreased in 2001 compared to 2000. Results for 2001 reflect greater customer finance charges and increased contributions from the Chicago Hub, which provides gas supply-related services. These improvements were more than offset by the impact of reduced deliveries, certain increased operating expenses related to higher natural gas prices in the first quarter, greater losses from the company’s performance-based rate (PBR) plan and increased depreciation. Net income, excluding the unusual charge, was 6 percent higher in 2000 compared to 1999 due primarily to higher gas deliveries. Gas deliveries rose to 526 Bcf in 2000 compared with 508 Bcf in 1999 due to 8 percent colder weather and customer additions. Results for 2000 also reflect increased operating and maintenance expenses, a loss from the initial year of the PBR plan and increased depreciation.

Operating revenues.  Operating revenues increased $222.1 million to $2,105.6 million in 2001 due primarily to significantly higher average natural gas costs and related revenue taxes, which are both passed directly through to customers without markup. The revenue effect of the higher average natural gas costs in 2001 compared to 2000 is approximately $300 million. Partially offsetting the effect of the higher average 2001 natural gas costs were the estimated effects of lower deliveries ($134 million) due to warmer weather, energy conservation and economic conditions. Operating revenues increased $557.5 million to $1,883.5 million in 2000 due to the estimated impact of higher average natural gas costs ($490 million) and related revenue taxes, and increased natural gas deliveries ($85 million) resulting from colder weather.

Nicor Gas Company	Page 4

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Margin.  Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, increased to $519.1 million in 2001 compared with $513.5 million in 2000. Positively affecting margin for 2001 were greater customer finance charges ($7.1 million) and larger contributions from the Chicago Hub ($6.9 million), which provides gas supply-related services. Lower customer demand ($12.4 million) negatively impacted results in 2001. Reduced customer demand for natural gas in 2001 resulted from warmer weather, energy conservation and economic conditions. The negative impact of warmer weather in 2001 versus 2000 ($5.1 million) was partially offset by benefits from the company’s weather hedge ($4.2 million). In 2000, margin increased $23.1 million from $490.4 million in 1999. Improvements in 2000 compared with 1999 reflect increased customer demand ($12.9 million), due primarily to colder weather, income relating to a large construction project ($3.3 million), and increased revenues from power-generation facilities ($2.0 million). There were no benefits paid to the company relating to the company’s weather protection purchased in 2000, which was the first year such protection was purchased.

Operating and maintenance.  Operating and maintenance expenses increased by $10.7 million in 2001 to $177.1 million. The increase was due primarily to higher bad debt expenses ($6.7 million) and the higher costs of natural gas used to operate company equipment and facilities ($4.8 million) in 2001 resulting from higher natural gas prices. Partially offsetting these increases were higher pension credits ($3.7 million) in 2001 compared to 2000. In 2000, operating and maintenance expenses increased $11.1 million to $166.4 million due to higher bad debt expense ($4.9 million), higher costs of natural gas used to operate company equipment and facilities ($3.6 million) and increased weather protection costs ($2.7 million). Operating and maintenance expense for 1999 also includes two nearly offsetting adjustments to correct cumulative computation errors. The first adjustment increased operating expenses related to pensions ($5.3 million) and the second adjustment capitalized additional construction-related vehicle expenses ($6.7 million).

The higher bad debt expense and company-use gas cost in both 2001 and 2000 were due primarily to unusually high natural gas prices in the fourth quarter of 2000 and the first quarter of 2001. Operating and maintenance expense included pension credits of $23.3 million, $19.6 million and $8.5 million in 2001, 2000 and 1999, respectively.

Mercury-related costs (recoveries).  Mercury-related costs (recoveries) reflect estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. Additional information about this program is presented in the Notes to the Consolidated Financial Statements – Contingencies – Mercury Program beginning on page 42.

Other income (expense).  Pretax other income (expense) decreased $9.3 million in 2001 due primarily to increased PBR plan losses ($11.6 million) and decreased property sale gains ($2.4 million). These negative factors were partially offset by increased interest income ($2.6 million) in 2001, due primarily to higher short-term investment balances, and increased income from energy system development contracts ($1.9 million). In 2000, other income increased $6.1 million due to increased property sale gains ($5.0 million) and the absence of a $4.8 million 1999 loss from the write-down of an information technology project. These positive factors were partially offset by the $3.2 million loss in 2000 from the PBR plan’s initial year.

Nicor Gas Company	Page 5

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Interest expense.  Interest on debt increased 3 percent in 2001 and 7 percent in 2000 due primarily to increased average borrowing levels in both years.

Income taxes.  The 4 percent effective income tax rate for 2000 varied from its historical level of about 37 percent due to the effect of the unusual charge related to the mercury program. Lower pretax income typically results in a lower effective income tax rate because tax credits and other permanent tax differences represent a larger share of pretax income.

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets and lines of credit.

Operating cash flows.  Net cash flow provided from operating activities was $437.5 million, $201.6 million and $172.7 million in 2001, 2000 and 1999, respectively. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items because of factors including weather, the price of natural gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing activities.  Capital expenditures were $149.8 million in 2001 compared with $124.6 million in 2000 and $127.4 million in 1999. Capital expenditures were higher in 2001 than in 2000 and 1999 due primarily to increased information technology projects and improvements to the company’s operating system. Capital spending in 2002 was about $170 million. The increase in 2002 capital expenditures is related primarily to the addition of a compressor at a gas storage facility and higher capitalized employee benefit costs.

Financing activities.  As of the filing date of this amended report, Nicor Gas has long-term debt ratings that are among the highest in the gas distribution industry. Because of uncertainties pertaining to the energy industry in general and to the company, as described in the Notes to the Consolidated Financial Statements – Contingencies beginning on page 40, the rating agencies put Nicor Gas’ long-term debt ratings under review for possible downgrade or on credit watch with negative implications in 2002. Moody’s Investors Service and Fitch Ratings have also put the company’s commercial paper on credit watch. On November 5, 2002, Fitch Ratings lowered its rating on Nicor Gas’ long-term debt to AA from AA+. Nicor Gas’ F1+ short-term debt rating was unchanged. Lower ratings could cause higher interest costs. Nicor Gas’ financial statistics at December 31 include:

	2001	2000	1999
Long-term debt, net of current maturities, as a percent of capitalization	43.0%	37.3%	38.2%
Times interest earned, before income taxes	4.4	1.3	4.9

Interest coverage for 2000 was negatively affected by the unusual mercury-related charge.

Nicor Gas Company	Page 6

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Long-term debt.  At December 31, 2001, Nicor Gas had $225 million of First Mortgage Bonds remaining available for issuance under a July 2001 shelf registration filing. Nicor Gas is in compliance with its debt covenants and believes it will remain so even if its debt ratings are lowered. Nicor Gas’ debt agreements do not include ratings triggers or material adverse change provisions. Net proceeds from securities issued are typically used for refinancing outstanding debt, construction programs to the extent not provided by internally generated funds, and general corporate purposes.

In 2001, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2006 at 5.55%, $75 million due in 2008 at 5.875%, $75 million due in 2011 at 6.625%, and $50 million due in 2016 at 7.2%. Retirements of First Mortgage Bonds in 2001 were as follows: $75 million due in 2001 at 6.45%, $50 million due in 2002 at 6.75%, $50 million due in 2021 at 8.875%, and $50 million due in 2025 at 7.26%. In 2001, Nicor Gas also retired $50 million of variable-rate unsecured notes. As a result of these activities, Nicor Gas’ weighted average interest rate for long-term debt at December 31, 2001 was 6.3% compared with 6.8% at December 31, 2000.

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

Short-term debt.  Nicor Gas maintains short-term line of credit agreements with major domestic and foreign banks. At December 31, 2001, these agreements, which served as backup for the issuance of commercial paper, totaled $450 million and had no debt covenants. Nicor Gas had $227 million and $315 million of commercial paper outstanding at year-end 2001 and 2000, respectively.

At December 31, 2002, the company had line of credit agreements with five major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of up to $409 million through March 31, 2003 and $334 million thereafter through September 30, 2003. At December 31, 2002 the company had $315 million of commercial paper borrowings outstanding. Under the company’s 2002/2003 short-term line of credit agreements, if Nicor Inc.’s ratio of consolidated total indebtedness to capitalization (including short-term debt) exceeds 65% during the term of the credit facility while there are short-term bank loans outstanding, each bank may at its option declare any amounts due immediately payable and/or terminate its commitment to make advances to the company. The company expects that commercial paper funding will continue to be available in the foreseeable future.

Common and preferred stock.  The company paid dividends of $72.3 million, $106.4 million and $98.1 million in 2001, 2000 and 1999, respectively.

Nicor Gas Company	Page 7

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Commitments.  For a summary of Nicor Gas’ contractual obligations refer to the Notes to the Consolidated Financial Statements – Contractual Obligations on page 39.

FACTORS AFFECTING BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor Gas.

Critical accounting policies and estimates.  Nicor Gas prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which regularly requires Nicor Gas’ management to exercise judgment in the selection and application of accounting methods. The application of accounting methods includes making estimates using subjective assumptions and judgments about matters that are inherently uncertain.

The selection of accounting methods and the use of estimates affect Nicor Gas’ reported results and financial condition. The company has adopted several significant accounting policies that are important to understanding its financial statements and are described in the Notes to the Consolidated Financial Statements – Accounting Policies beginning on page 24. Management is also required to make significant estimates, which are similarly described in the footnotes.

Although there are numerous areas in which Nicor Gas’ management makes significant estimates or judgments, it believes its critical estimates or judgments involve credit risk and loss contingencies because they are susceptible to material change and could materially impact Nicor Gas’ financial statements.

Nicor Gas is required to estimate credit risk in establishing allowances for doubtful accounts. Actual credit losses could vary materially from Nicor Gas’ estimates.

Nicor Gas records loss contingencies as liabilities when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Nicor Gas is involved in various legal proceedings and exposed to various loss contingencies (see discussion in the Notes to the Consolidated Financial Statements – Contingencies, beginning on page 40). These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its estimates. Of particular note is the PBR plan contingency described beginning on page 13 and in the Notes to the Consolidated Financial Statements – Contingencies – Performance-Based Rate Plan beginning on page 40.

Gas distribution.  Nicor Gas, a regulated natural gas distribution utility, serves 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region’s economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 2001, residential, commercial and industrial customers accounted for approximately 45 percent, 25 percent and 30 percent of natural gas deliveries, respectively.

Nicor Gas Company	Page 8

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Weather. Since about one-half of gas deliveries are used for space heating, fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. In 2000, Nicor Gas began purchasing earnings protection against the impact of significantly warmer weather. This protection has continued since 2000, but to partially offset the cost Nicor Gas has agreed to pay its counterparty if weather is colder than an approximate normal.

Demand and natural gas prices.  In addition to the impact of weather, significant changes in economic conditions or natural gas prices can impact customer gas usage. However, Nicor Gas’ large residential customer base provides relative stability during weak economic periods, and the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. Nicor Gas’ growth in natural gas deliveries has traditionally come from customer additions and increased usage by existing commercial and industrial customers, including power-generation facilities. Although commercial and industrial deliveries declined in 2001, the company anticipates continued long-term growth attributable to these factors. A partial offset is expected as customers install more energy-efficient equipment.

Changes in the price of natural gas have no direct impact on Nicor Gas’ margin since gas costs are passed directly through to customers without markup. However, high natural gas prices can have an adverse effect on accounts receivable collections, customer demand, company-use gas expenses, financing costs and customer service expenses.

Competition.  Nicor Gas competes with other energy suppliers based on such factors as price, service and reliability. The company believes that it is well positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels. In addition, the company has a rate that allows negotiation with potential bypass customers, and no customer has bypassed the Nicor Gas system since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.

Storage and supply.  Nicor Gas has a direct connection to multiple interstate pipelines and extensive underground storage capacity that provides the company and its transportation customers with flexibility and alternatives for natural gas supply procurement and storage services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

Customer choice of commodity supplier.  In January 2002, Nicor Gas received final approval from the ICC to make its Customer Select® program available to all of its customers beginning in March 2002. Previously, the program was available to all industrial and commercial customers and about 15 percent of residential customers on a pilot basis. In the program’s first four years, about one-third of eligible business customers and one-quarter of eligible residential customers signed up. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas’ distribution margin because natural gas costs are passed directly through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Nicor Gas Company	Page 9

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Customer credit risk.  Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class. The company believes that it maintains prudent credit policies, subject to ICC regulations. Customers also have options to help them manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year. However, high natural gas prices can increase the risk of customer nonpayment. Nicor Gas experienced increased bad debt expense in 2002, 2001 and 2000 that was higher than historical levels due primarily to significantly higher natural gas prices. See also the Credit Risk section on page 10.

Pension investment returns.  Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. Net income related to net periodic benefit credits represented 14 percent, 94 percent and 5 percent of Nicor Gas’ net income in 2001, 2000 and 1999, respectively. The 2000 percentage was significantly affected by Nicor Gas’ lower net income in 2000, which resulted from the unusual mercury charge. For actuarial valuation purposes, Nicor Gas utilizes an October 1 measurement date to determine the company’s pension expense or credit for the subsequent calendar year. During the 12 months ended September 30, 2001, the pension plans experienced poor investment returns consistent with general market conditions, negatively impacting the company’s 2002 operating income. The company’s pension credit included in operating income in 2002 is $9.2 million compared to $23.3 million in 2001. The October 1, 2002 actuarial valuation reflected even lower asset values which, along with changes in actuarial assumptions, will lead to a materially lower pension credit for 2003, reducing operating income by about $9 million. The pension plans are adequately funded, and recent market performance is not expected to impact participant benefits or future company contributions.

Nontraditional activities.  Nicor Gas continues to pursue several nontraditional activities, including the Chicago Hub, which provides natural gas transportation and storage services. The Chicago area is a major market hub for natural gas, and demand exists for storage-related and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities. Nicor Gas also continues to assess its ownership of real estate holdings.

Other operating expenses.  Health care costs have been rising and Nicor Gas expects significant additional increases. Nicor Gas is also experiencing, and expects to continue to experience, higher insurance costs due to a tightening insurance market and company loss experience. These cost increases, either collectively or individually, could materially reduce Nicor Gas’ future results of operations.

Regulation.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented within the Contingencies – Performance-Based Rate Plan section beginning on page 13 and the Notes to the Consolidated Financial Statements – Contingencies – Performance-Based Rate Plan beginning on page 40. In addition, Nicor Gas provides certain FERC-regulated storage and transportation services, and information concerning FERC-regulating activities is discussed in the Notes to the Consolidated Financial Statements – Contingencies – Hub Services and – Other FERC Matters on page 41.

Nicor Gas Company	Page 10

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Market risk.  The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. It is Nicor Gas’ practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

Commodity price risk.  The company has established policies and procedures governing the management of commodity price risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee oversees compliance with such policies and procedures.

Nicor Gas is generally not exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, Nicor Gas’ PBR plan for natural gas costs created some exposure to commodity price risk. The company’s exposure to this market risk was partially mitigated because the PBR plan compared actual gas costs to a market-sensitive benchmark as opposed to a fixed benchmark. On October 28, 2002, Nicor Gas informed the ICC that it is terminating its PBR plan effective January 1, 2003.

Substantial increases in natural gas prices may impact Nicor Gas’ earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption. The company is addressing certain of these risks by using fixed-rate purchase agreements, futures contracts and swap agreements to reduce the financial impacts arising from natural gas price changes.

Credit risk.  The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. In some instances, Nicor Gas uses, and is entering into additional, master netting arrangements to mitigate counterparty credit risk.

On December 2, 2001 Enron North America Corporation (Enron) filed a voluntary petition for relief under Chapter 11 of Title XI of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. At the date of Enron’s bankruptcy filing, the net amount due Enron from Nicor Gas was $2.8 million. At the date of Enron’s bankruptcy filing, the net amount due to Enron from Nicor Enerchange, L.L.C. (Nicor Enerchange), a subsidiary of Nicor, was $.9 million. Nicor Gas and Nicor Enerchange filed their appropriate proof of claims with the U.S. Bankruptcy Court. In February of 2003 Enron and Nicor Enerchange entered into a settlement and mutual release whereby Nicor Enerchange will pay to Enron an amount of $.9 million in full settlement and release of all amounts due Enron. The settlement agreement entered into between Enron and Nicor Enerchange was approved on February 11, 2003 by the U.S. Bankruptcy Court. Nicor Gas and Enron are currently in the process of negotiating a settlement of all amounts currently due Enron.

Nicor Gas Company	Page 11

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Interest rate risk.  Nicor Gas is exposed to changes in interest rates. The company manages its interest rate risk by issuing long-term fixed-rate debt with varying maturities, refinancing certain debt and periodically hedging the interest rate on anticipated borrowings. For further information about debt securities, interest rates and fair values, see the Financial Statements – Consolidated Statements of Capitalization on page 22 and the Notes to the Consolidated Financial Statements – Fair Value of Financial Instruments on page 34 and – Short-Term and Long-Term Debt on page 35.

Accounting policies.  The Financial Accounting Standards Board issued key accounting pronouncements in 2001 and in 2002. For further information about these pronouncements, see the Notes to the Consolidated Financial Statements – New Accounting Pronouncements on page 33. In addition, effective January 1, 2003, Nicor Gas will use a straight-line depreciation method for interim periods, a method used by other companies in its industry. Previously, Nicor Gas allocated depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter.

Nicor Gas Company	Page 12

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating Statistics

	2001	2000	1999
Operating revenues (millions)
Sales
Residential	$1,486.4	$1,353.9	$899.8
Commercial	274.6	236.0	172.3
Industrial	41.5	37.0	24.5

	1,802.5	1,626.9	1,096.6

Transportation
Residential	9.5	6.7	1.7
Commercial	75.0	78.9	70.3
Industrial	45.6	47.5	43.7
Other	7.5	6.2	4.2

	137.6	139.3	119.9

Other revenues
Revenue taxes	112.3	101.7	84.6
Environmental cost recovery	15.6	(4.0)	10.5
Chicago Hub	13.0	6.1	5.8
Other	24.6	13.5	8.6

	165.5	117.3	109.5

	$2,105.6	$1,883.5	$1,326.0

Deliveries (Bcf)
Sales
Residential	201.5	219.0	209.0
Commercial	37.2	38.4	39.8
Industrial	5.9	6.2	6.1

	244.6	263.6	254.9

Transportation
Residential	6.1	4.4	.9
Commercial	89.2	94.0	82.1
Industrial	135.3	163.9	170.2

	230.6	262.3	253.2

	475.2	525.9	508.1

Year-end customers (thousands)
Sales
Residential	1,766.5	1,746.3	1,753.0
Commercial	102.7	98.9	108.9
Industrial	6.7	6.6	7.4

	1,875.9	1,851.8	1,869.3

Transportation
Residential	58.1	52.8	16.2
Commercial	66.0	68.7	57.2
Industrial	7.1	7.4	6.6

	131.2	128.9	80.0

	2,007.1	1,980.7	1,949.3

Other statistics
Degree days	5,422	5,717	5,272
Average gas cost per Mcf sold	$6.00	$4.78	$2.92

Nicor Gas Company	Page 13

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Contingencies.  The following contingencies of Nicor Gas are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor Gas’ liquidity or financial condition.

Performance-based rate plan.  Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market sensitive benchmark. Savings and losses relative to the benchmark were determined annually and are shared equally with sales customers. The PBR plan is currently under Illinois Commerce Commission (ICC) review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney’s Office (CCSAO), the Staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office has also intervened in this matter. In addition, the Illinois Attorney General’s Office issued Civil Investigation Demands (CIDs) to CUB and the ICC Staff. The CIDs ordered that CUB and the ICC Staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The Securities and Exchange Commission (SEC) and the Office of the United States Attorney for the Northern District of Illinois are also reviewing the allegations that the company acted improperly in connection with the PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan. Nicor Gas has responded to numerous data requests that have been propounded by the ICC Staff, CUB, CCSAO, the SEC, the Illinois Attorney General’s Office and the Office of the United States Attorney for the Northern District of Illinois.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a Special Committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the Special Committee in the course of its investigation. To conduct the inquiry, the Special Committee retained Scott Lassar of the law firm of Sidley Austin Brown & Wood (Sidley), and Sidley hired the accounting firm of KPMG LLP. Mr. Lassar is the former United States Attorney for the Northern District of Illinois.

The Special Committee presented the report of its counsel (Report) to Nicor’s Board of Directors on October 28, 2002. The transmittal letter from the Special Committee to Nicor’s Board of Directors and Mr. Lassar’s Report were filed with the SEC on a Form 8-K on October 31, 2002. The findings of the Report include:

•	Certain transactions increased customer costs in the aggregate amount of approximately $15 million.
•	No improper Nicor affiliated-party transactions or improper hedging activities were identified.
•	Inadvertent accounting errors occurred, sometimes to the benefit of customers and sometimes to the benefit of Nicor Gas.
•	No criminal activity or fraud was identified.

Nicor Gas Company	Page 14

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

In response, the Nicor Board of Directors directed the company’s management to:

•	make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report,
•	undertake a financial statement re-audit of 1999 to 2001 and a review of the first two quarters of 2002,
•	amend any filings with the ICC, the SEC or other regulatory agencies, as necessary,
•	conduct a full audit of management fees paid by the company to third parties during 2000 and 2001,
•	conduct a detailed study of management bonus issues, and
•	conduct a detailed study of the adequacy of internal accounting and regulatory controls.

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor and Nicor Gas have recorded additional charges in the fourth quarter of 2002. The items included in the Report are reflected in the financial statements as follows (amounts pretax):

•	The $15 million of transactions identified in the Report, as noted above. $11.2 million of these customer costs relate to transactions requiring corrections to gas purchase costs or storage volumes from 1999 to 2001. The remaining $4.1 million of the $15.3 million identified in the Report was recorded by Nicor Gas as a PBR plan loss contingency liability in the fourth quarter of 2002. The largest correction relates to a late 1999 wholesale title transfer of natural gas from Nicor Gas’ storage inventory which had increased customers’ gas costs by approximately $6.75 million. The corrections also relate to physical transfers of natural gas between Nicor Gas’ storage fields that were not consistently accounted for under the PBR plan and the improper classification of 2001 weather insurance premiums as cost of gas rather than operating expense. These two items increased customers’ gas costs by a total of $4.45 million. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections do impact PBR plan results, as discussed below, and the weather insurance correction increased 2001 operating and maintenance expense by $2 million.

•	Changes in the timing of certain sales and purchases of natural gas inventory between Nicor Gas and independent third parties during the period December 1999 to the present. Nicor Gas had previously recorded these transactions based upon when it held title to the natural gas, but there are additional criteria that were not applied in determining the accounting treatment, including those set forth in FASB Statement No. 49, Accounting for Product Financing Arrangements, and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. For example, the level of economic interest in or control over the asset must be considered, which changes the timing of recognizing gas purchases and inventory in some of the third-party storage arrangements. In addition, in some instances a portion of the purchase cost is now classified as interest cost. These corrections increased both inventory and accounts payable at December 31, 2001 and 2000. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections do impact PBR plan results, as discussed below, and interest expense increased by $1.0 million and $.6 million in 2001 and 2000, respectively.

•	PBR plan results. Since the calendar-year PBR plan calculations consider the cost of gas charged to customers and volumes withdrawn from inventory, which are both restated, PBR plan results have also changed and were reduced by $23.8 million and $15.4 million in 2001 and 2000, respectively.

Nicor Gas Company	Page 15

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

In addition to the corrections relating to the Report, as a result of management and audit reviews, the company also increased 2001 gas costs for certain transactions which had previously been recorded in the first quarter of 2002. This reduced Nicor Gas’ 2001 PBR plan results by $5.8 million.

The adjustments noted above reduced Nicor’s 2001 and 2000 pretax gas distribution results by $32.6 million and $16.0 million, respectively. The impact of the items listed above resulted in a reduction to net income for 2001 and 2000 of $19.7 million and $9.7 million, respectively.

Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts noted above. Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchase gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchase gas adjustment filings with the PBR plan review. Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder beyond the amounts noted above. Also, due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year.

In a letter dated October 28, 2002, Nicor Gas informed the ICC that it was terminating its PBR plan effective January 1, 2003.

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas’ PBR plan. The named plaintiffs alleged breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The named plaintiffs sought, on behalf of themselves and the purported class, compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiffs and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. On December 4, 2002, the named plaintiffs voluntarily dismissed the case, but indicated an intent to bring their claims before the ICC. Nicor Gas is unable to predict the outcome of any such proceeding or Nicor’s potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

SEC and U.S. Attorney Inquiries.  In 2002, the staff of the SEC informed Nicor that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified Nicor that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter.

Nicor Gas Company	Page 16

Item 7.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Mercury program.  Future operating results may be impacted by adjustments to the company’s estimated mercury program liability or by mercury-related recoveries. Additional information about this program is presented in the Notes to the Consolidated Financial Statements – Contingencies – Mercury Program beginning on page 42.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements – Contingencies – Manufactured Gas Plant Sites beginning on page 44.

Other contingencies.  The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements – Contingencies beginning on page 40.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Market Risk beginning on page 10, which is incorporated herein by reference.

Nicor Gas Company	Page 17

Item 8.     Financial Statements and Supplementary Data

Nicor Gas Company	Page 18

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors of Northern Illinois Gas Company

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern Illinois Gas Company and subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, retained earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Illinois Gas Company and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Restatement note, the accompanying financial statements have been restated.

DELOITTE & TOUCHE LLP

Chicago, IL

February 28, 2003

Nicor Gas Company	Page 19

Consolidated Statements of Operations (As Restated (1))

(millions)

	Year ended December 31
	2001	2000	1999
Operating revenues (includes revenue taxes of $112.3, $101.7 and $84.6, respectively)	$2,105.6	$1,883.5	$1,326.0

Operating expenses
Cost of gas	1,477.5	1,270.0	752.7
Operating and maintenance	177.1	166.4	155.3
Depreciation	132.4	129.0	125.2
Taxes, other than income taxes	125.5	117.5	101.1
Mercury-related costs (recoveries)	(12.2)	148.0	–
Income taxes	58.9	(1.3)	56.4

	1,959.2	1,829.6	1,190.7

Operating income	146.4	53.9	135.3

Other income (expense)
Other, net	(4.3)	5.0	(1.1)
Income taxes on other income	1.9	(1.8)	.6

	(2.4)	3.2	(.5)

Interest expense
Interest on debt, net of amounts capitalized	44.6	43.3	40.4
Other	.6	1.2	(1.6)

	45.2	44.5	38.8

Net income	98.8	12.6	96.0
Dividends on preferred stock	.4	.4	.4

Earnings applicable to common stock	$98.4	$12.2	$95.6

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 25.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 20

Consolidated Statements of Cash Flows (As Restated (1))

(millions)

	December 31
	2001	2000	1999
Operating activities
Net income	$98.8	$12.6	$96.0
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	132.4	129.0	125.2
Deferred income tax expense (benefit)	16.0	(35.3)	(5.8)
Gain on sale of property, plant and equipment	(3.9)	(6.3)	(1.3)
Changes in assets and liabilities:
Receivables, less allowances	279.6	(254.0)	(80.8)
Gas in storage	(10.4)	50.1	33.8
Deferred/accrued gas costs	183.5	(70.5)	(34.9)
Prepaid pension costs	(32.0)	(26.9)	(10.2)
Other assets	20.4	(16.2)	(7.6)
Accounts payable	(194.0)	309.4	39.4
Accrued mercury-related costs	(41.0)	78.0	–
Other liabilities	(11.5)	30.4	17.2
Other	(.4)	1.3	1.7

Net cash flow provided from operating activities	437.5	201.6	172.7

Investing activities
Capital expenditures	(149.8)	(124.6)	(127.4)
Net proceeds from the sale of property, plant and equipment	4.0	6.6	1.7

Net cash flow used for investing activities	(145.8)	(118.0)	(125.7)

Financing activities
Net proceeds from issuing long-term debt	247.2	49.9	99.5
Disbursements to retire long-term debt	(279.5)	(50.0)	(156.6)
Short-term borrowings (repayments), net	(88.6)	52.8	88.3
Dividends paid	(72.3)	(106.4)	(98.1)
Other	(.5)	(.5)	(1.3)

Net cash flow used for financing activities	(193.7)	(54.2)	(68.2)

Net increase (decrease) in cash and cash equivalents	98.0	29.4	(21.2)

Cash and cash equivalents, beginning of year	39.7	10.3	31.5

Cash and cash equivalents, end of year	$137.7	$39.7	$10.3

Supplemental information
Income taxes paid, net of refunds	$30.1	$43.4	$57.3
Interest paid, net of amounts capitalized	44.9	44.0	40.0

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 25.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 21

Consolidated Balance Sheets (As Restated (1))

(millions)

	December 31
	2001	2000
Assets
Gas distribution plant, at cost	$3,425.6	$3,305.1
Less accumulated depreciation	1,804.9	1,693.0

	1,620.7	1,612.1

Current assets
Cash and cash equivalents – affiliates	137.7	–
Cash and cash equivalents – other	–	39.7
Receivables, less allowances of $9.6 and $13.4, respectively	280.7	562.6
Receivables – affiliates	10.6	8.3
Gas in storage, at last-in, first-out cost	32.0	21.6
Deferred gas costs	–	75.5
Deferred income taxes	38.2	44.8
Other	9.4	22.7

	508.6	775.2

Prepaid pension costs	164.3	132.3
Other assets	29.5	28.7

	$2,323.1	$2,548.3

Capitalization and liabilities
Capitalization
Long-term debt	$446.4	$347.1
Preferred stock	7.5	8.0
Common equity	583.6	575.6

	1,037.5	930.7

Current liabilities
Long-term obligations due within one year	.5	125.5
Short-term borrowings – other	227.0	315.0
Short-term borrowings – affiliates	40.0	40.6
Accounts payable	397.7	591.7
Accrued gas costs	108.0	–
Accrued mercury-related costs	7.0	78.0
Accrued dividends payable	45.1	27.1
Other	24.5	38.3

	849.8	1,216.2

Deferred credits and other liabilities
Deferred income taxes	223.9	210.4
Regulatory income tax liability	66.3	70.4
Unamortized investment tax credits	39.0	41.1
Accrued mercury-related costs	30.0	–
Other	76.6	79.5

	435.8	401.4

	$2,323.1	$2,548.3

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 25.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 22

Consolidated Statements of Capitalization (As Restated (1))

(millions, except share data)

		December 31
		2001		2000
First Mortgage Bonds
Maturity	Interest rate
2001	6.45%	$–		$75.0
2002	6.75	–		50.0
2003	5.75	50.0		50.0
2006	5.55	50.0		–
2008	5.875	75.0		–
2009	5.37	50.0		50.0
2011	6.625	75.0		–
2016	7.20	50.0		–
2021	8.875	–		50.0
2025	7.26	–		50.0
2027	7.375	50.0		50.0
2028	6.58	50.0		50.0

		450.0		425.0
Less: Amount due within one year		–		75.0
Unamortized debt discount, net of premium		3.6		2.9

		446.4	43.0%	347.1	37.3%

Other long-term debt
Notes payable due 2001 at variable interest rate		–		50.0
Less amount due within one year		–		50.0

		–	–	–	–

Preferred stock, cumulative, $100 par value, 800,000
shares authorized
Redeemable preferred stock, 4.48% and 5.00%
series, 66,000 shares outstanding in 2001
and 71,000 shares outstanding in 2000		6.6		7.1
Less amount due within one year		.5		.5

		6.1	.6	6.6	.7

Nonredeemable preferred stock, 4.60% and 5.00% convertible series, 14,008 shares outstanding		1.4	.1	1.4	.2

Common equity
Common stock, $5 par value, 25,000,000 shares authorized, 32,365 shares reserved for conversion and 15,232,414 shares outstanding		76.2		76.1
Paid-in capital		108.0		108.0
Retained earnings		400.7		392.3
Accumulated other comprehensive income (loss)
Cash flow hedges		(.3)		–
Minimum pension liability		(1.0)		(.8)

		(1.3)		(.8)

		583.6	56.3	575.6	61.8

		$1,037.5	100.0%	$930.7	100.0%

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 25.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 23

Consolidated Statements of Retained Earnings (As Restated (1))

(millions)

	Year ended December 31
	2001	2000	1999
Balance at beginning of year	$392.3	$491.1	$495.1
Net income	98.8	12.6	96.0
Dividends declared on common stock	(90.0)	(111.0)	(99.6)
Dividends declared on preferred stock	(.4)	(.4)	(.4)

Balance at end of year	$400.7	$392.3	$491.1

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 25.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (As Restated (1))

(millions)

	Year ended December 31
	2001	2000	1999

Net income	$98.8	$12.6	$96.0
Other comprehensive income (loss), net of taxes
Gain (loss) on cash flow hedges, net	(.3)	–	–
Decrease (increase) to minimum pension liability	(.2)	(.2)	.2

	(.5)	(.2)	.2

Comprehensive income	$98.3	$12.4	$96.2

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 25.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 24

Notes to the Consolidated Financial Statements

Nicor Gas is one of the nation’s largest distributors of natural gas, serving 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

ACCOUNTING POLICIES

General.  Nicor Gas is a wholly owned subsidiary of Nicor Inc. Nicor Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation.  The consolidated financial statements include the accounts of Nicor Gas and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of estimates.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts. Actual results could differ from those estimates, and such differences could be material. Accounting estimates requiring significant management judgment involve the identification and valuation of derivative instruments, accruals for loss contingencies, unbilled revenues, postretirement benefits, the allowance for doubtful accounts, and the mercury inspection and repair program.

Regulatory assets and liabilities.  Nicor Gas is regulated by the Illinois Commerce Commission (ICC), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets (liabilities) at December 31 as follows (in millions):

	2001	2000
Deferred (accrued) gas cost	$(108.0)	$75.5
Regulatory income tax liability	(66.3)	(70.4)
Unamortized loss on reacquired debt	20.0	15.4
Deferred (accrued) environmental costs	(6.0)	9.7

	$(160.3)	$30.2

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other current assets and other current liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at December 31, 2001 and 2000 was $577.1 million and $529.2 million, respectively.

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

Nicor Gas Company	Page 25

Notes to the Consolidated Financial Statements (continued)

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for 2001, 2000 and 1999 were $108.9 million, $100.0 million and $82.8 million, respectively.

Depreciation.  Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The composite depreciation rate is 4.1 percent, which includes estimated future removal costs. Nicor Gas allocated depreciation to interim periods based on weather-normalized gas deliveries.

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

Derivative instruments.  At Nicor Gas, derivative instruments are utilized primarily in the procurement of natural gas. Realized gains or losses on such derivatives are included in the cost of gas delivered and are passed directly through to customers, having no direct impact on earnings. As such, unrealized changes in the fair value of these derivative instruments are included in deferred or accrued gas costs.

In 2001, Nicor Gas began entering into futures contracts and swap agreements to reduce the earnings impact of certain operating expenses arising from substantial fluctuations in natural gas prices. Unrealized changes in the fair market value of these derivative instruments are reported as a component of accumulated other comprehensive income. Upon settlement of the derivative instruments, accumulated other comprehensive income is reclassified to operating and maintenance expense.

Since 2000, Nicor Gas has held derivative contracts to limit the earnings impact of weather fluctuations. Through 2002, these contracts settled as of year-end, and the resulting benefit or loss was recorded in operating revenues. For interim accounting periods, contract benefits and losses are measured by applying the intrinsic value method, which compares actual weather during interim periods to normal historical weather patterns.

Credit risk.  Nicor Gas has a diversified customer base and prudent credit policies which mitigate customer receivable and derivative counterparty credit risk.

RECLASSIFICATIONS

Nicor Gas has changed its income statement presentation of the cost of gas used to operate company equipment and facilities, and fleet depreciation. Neither of these reclassifications had any impact on net income for any period presented. The impact of the reclassifications is summarized in the following tables, which are followed by a description of the most significant reclassification recorded. The amounts in the following tables are in millions.

Nicor Gas Company	Page 26

Notes to the Consolidated Financial Statements (continued)

Consolidated Statements of Operations (Before Restatement)

For the year ended December 31

	As Previously Classified			As Reclassified
	2001	2000	1999	2001	2000	1999
Operating revenues	$2,105.9	$1,883.7	$1,326.2	$2,105.9	$1,883.7	$1,326.2

Operating expenses
Cost of gas	1,489.4	1,277.1	756.2	1,477.5	1,270.0	752.7
Operating and maintenance	161.9	160.3	153.3	172.7	166.9	156.1
Depreciation	132.4	128.1	123.9	133.4	128.7	124.5
Taxes, other than income taxes	125.6	117.5	101.1	125.7	117.5	101.1
Mercury-related costs (recoveries)	(12.2)	148.0	–	(12.2)	148.0	–
Income taxes	60.7	(1.0)	56.4	60.7	(1.1)	56.5

	1,957.8	1,830.0	1,190.9	1,957.8	1,830.0	1,190.9

Operating income	148.1	53.7	135.3	148.1	53.7	135.3

Other income (expense)
Other, net	25.2	20.3	(.9)	25.2	20.3	(.9)
Income taxes on other income	(9.8)	(7.9)	.5	(9.8)	(7.9)	.5

	15.4	12.4	(.4)	15.4	12.4	(.4)

Interest expense
Interest on debt, net of amounts capitalized	44.6	43.3	40.4	44.6	43.3	40.4
Other	(.5)	.6	(1.6)	(.5)	.6	(1.6)

	44.1	43.9	38.8	44.1	43.9	38.8

Net income	$119.4	$22.2	$96.1	$119.4	$22.2	$96.1

Nicor Gas Company	Page 27

Notes to the Consolidated Financial Statements (continued)

Consolidated Balance Sheets (Before Restatement)

As of December 31

	As Previously Classified (1)		As Reclassified
	2001	2000	2001	2000
Assets
Gas distribution plant, at cost	$3,425.6	$3,292.8	$3,425.6	$3,292.8
Less accumulated depreciation	1,804.9	1,692.0	1,804.9	1,692.0

	1,620.7	1,600.8	1,620.7	1,600.8

Current assets

Cash and cash equivalents – Affiliates	137.7	–	137.7	–
Cash and cash equivalents – Other	–	39.7	–	39.7
Receivables, less allowances	285.0	563.0	284.8	563.1
Receivables – affiliates	10.6	8.3	10.6	8.3
Gas in storage	17.2	19.3	17.2	19.3
Deferred gas costs	–	49.2	–	49.2
Deferred income taxes	25.9	46.1	32.3	44.8
Other	9.3	14.8	9.4	22.6

	485.7	740.4	492.0	747.0

Prepaid pension costs	164.3	142.7	164.3	142.7
Other assets	29.5	28.7	29.5	28.8

	$2,300.2	$2,512.6	$2,306.5	$2,519.3

Capitalization and liabilities
Capitalization
Long-term debt	$446.4	$347.1	$446.4	$347.1
Preferred stock	7.5	8.0	7.5	8.0
Common equity	613.8	585.3	613.8	585.3

	1,067.7	940.4	1,067.7	940.4

Current liabilities
Long-term obligations due within one year	.5	125.5	.5	125.5
Short-term borrowings – Affiliates	40.0	40.6	40.0	40.6
Short-term borrowings – Other	227.0	315.0	227.0	315.0
Accounts payable	344.3	546.7	344.5	546.7
Accrued gas costs	99.9	–	100.4	–
Accrued mercury-related costs	7.0	78.0	7.0	78.0
Accrued dividends payable	45.1	27.1	45.1	27.1
Other	32.6	38.3	38.2	44.9

	796.4	1,171.2	802.7	1,177.8

Deferred credits and other liabilities
Deferred income taxes	224.2	210.2	224.1	210.2
Regulatory income tax liability	66.3	70.4	66.3	70.4
Unamortized investment tax credits	39.0	41.1	39.0	41.1
Accrued mercury-related costs	30.0	–	30.0	–
Other	76.6	79.3	76.7	79.4

	436.1	401.0	436.1	401.1

	$2,300.2	$2,512.6	$2,306.5	$2,519.3

(1)	Reflects revised format to present dividends payable separate from other current liabilities.

Nicor Gas Company	Page 28

Notes to the Consolidated Financial Statements (continued)

Cost of gas used in company operations.  Nicor Gas has changed its method of reporting the cost of gas used to operate company equipment and facilities. Such gas cost, previously reported in cost of gas, is now reported in operating and maintenance expense, a presentation commonly used in the gas distribution industry. The amounts reclassified in 2001, 2000 and 1999 were $11.9 million, $7.1 million and $3.5 million, respectively.

RESTATEMENT

Subsequent to the original issuance of its financial statements for the years ended 2001, 2000 and 1999, an investigation of natural gas purchases, sales, transportation and storage activities was undertaken by a special committee of independent Nicor directors. The special committee of independent directors identified various accounting and other errors. As a result, the financial statements for those periods have been restated to correct these errors, as well as to correct other errors unrelated to the investigation of the special committee. In addition, certain reclassifications were made as discussed in the Reclassifications note beginning on page 25.

The impact of the adjustments is summarized in the following tables, which are followed by a description of the adjustments recorded. The amounts in the following tables are in millions.

Nicor Gas Company	Page 29

Notes to the Consolidated Financial Statements (continued)

Consolidated Statement of Operations

For the year ended December 31, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$2,105.9	$(.3)	$2,105.6

Operating expenses
Cost of gas	1,477.5	–	1,477.5
Operating and maintenance	172.7	4.4	177.1
Depreciation	133.4	(1.0)	132.4
Taxes, other than income taxes	125.7	(.2)	125.5
Mercury-related costs (recoveries)	(12.2)	–	(12.2)
Income taxes	60.7	(1.8)	58.9

	1,957.8	1.4	1,959.2

Operating income	148.1	(1.7)	146.4

Other income (expense)
Other, net	25.2	(29.5)	(4.3)
Income taxes on other income	(9.8)	11.7	1.9

	15.4	(17.8)	(2.4)

Interest expense
Interest on debt, net of amounts capitalized	44.6	–	44.6
Other	(.5)	1.1	.6

	44.1	1.1	45.2

Net income	$119.4	$(20.6)	$98.8

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 25.

Nicor Gas Company	Page 30

Notes to the Consolidated Financial Statements (continued)

Consolidated Statement of Operations

For the year ended December 31, 2000

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$1,883.7	$(.2)	$1,883.5

Operating expenses
Cost of gas	1,270.0	–	1,270.0
Operating and maintenance	166.9	(.5)	166.4
Depreciation	128.7	.3	129.0
Taxes, other than income taxes	117.5	–	117.5
Mercury-related costs (recoveries)	148.0	–	148.0
Income taxes	(1.1)	(.2)	(1.3)

	1,830.0	(.4)	1,829.6

Operating income	53.7	.2	53.9

Other income (expense)
Other, net	20.3	(15.3)	5.0
Income taxes on other income	(7.9)	6.1	(1.8)

	12.4	(9.2)	3.2
Interest expense
Interest on debt, net of amounts capitalized	43.3	–	43.3
Other	.6	.6	1.2

	43.9	.6	44.5

Net income	$22.2	$(9.6)	$12.6

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 25.

Nicor Gas Company	Page 31

Notes to the Consolidated Financial Statements (continued)

Consolidated Statement of Operations

For the year ended December 31, 1999

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$1,326.2	$(.2)	$1,326.0

Operating expenses
Cost of gas	752.7	–	752.7
Operating and maintenance	156.1	(.8)	155.3
Depreciation	124.5	.7	125.2
Taxes, other than income taxes	101.1	–	101.1
Income taxes	56.5	(.1)	56.4

	1,190.9	(.2)	1,190.7

Operating income	135.3	–	135.3

Other income (expense)
Other, net	(.9)	(.2)	(1.1)
Income taxes on other income	.5	.1	.6

	(.4)	(.1)	(.5)
Interest expense
Interest on debt, net of amounts capitalized	40.4	–	40.4
Other	(1.6)	–	(1.6)

	38.8	–	38.8

Net income	$96.1	$(.1)	$96.0

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 25.

Nicor Gas Company	Page 32

Notes to the Consolidated Financial Statements (continued)

Balance Sheet Restatements

The following summarizes major changes in balance sheet line items:

	As Previously Reported (1)	Adjustments	As Restated
As of December 31, 2001

Assets
Gas in storage	$17.2	$14.8	$32.0
Deferred income taxes	32.3	5.9	38.2
Total assets	2,306.5	16.6	2,323.1

Capitalization and liabilities
Common equity	613.8	(30.2)	583.6
Accounts payable	344.5	53.2	397.7
Accrued gas costs	100.4	7.6	108.0
Other current liabilities	38.2	(13.7)	24.5

As of December 31, 2000

Assets
Gas distribution plant, net	$1,600.8	$11.3	$1,612.1
Gas in storage	19.3	2.3	21.6
Deferred gas costs	49.2	26.3	75.5
Prepaid pension costs	142.7	(10.4)	132.3
Total assets	2,519.3	29.2	2,548.3

Capitalization and liabilities
Common equity	585.3	(9.7)	575.6
Accounts payable	546.7	45.0	591.7
Other current liabilities	44.9	(6.6)	38.3

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 25.

Gas purchase adjustments.  Nicor Gas’ results have been restated to reflect corrections of gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of these errors were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors discussed in the Contingencies – Performance-Based Rate Plan note beginning on page 40. These adjustments reduced 2001 and 2000 pretax other income (expense) by $29.6 million and $15.4 million, respectively, for revised PBR plan results, and resulted in increased pretax operating and interest costs of $3.0 million in 2001 and $.6 million in 2000. These adjustments reduced 2001 and 2000 net income by $19.7 million and $9.7 million, respectively. In addition, gas in storage inventory increased $14.8 million and $2.3 million at December 31, 2001 and 2000, respectively, and accounts payable increased $51.4 million and $44.2 million, respectively. Accrued gas costs increased $7.6 million at December 31, 2001 and deferred gas costs increased $26.3 million at December 31, 2000.

Nicor Gas Company	Page 33

Notes to the Consolidated Financial Statements (continued)

Other adjustments.  Nicor Gas has also recorded adjustments related to certain matters other than the gas purchase adjustments discussed above. Those matters included (i) adjustments for refunds to customers of the Nicor Gas Chicago Hub due to billing errors for gas transportation and storage charges, and (ii) adjustments of previously recorded pension expense and capitalized construction-related depreciation to correct computation errors. The adjustments for these other matters (reduced) increased previously reported net income for 2001, 2000 and 1999 by $(.9) million, $.1 million and $(.1) million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Asset retirement obligations.  In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. This standard is effective for 2003. The implementation of this standard is not expected to have a material impact on the company’s financial position or results of operations.

Impairment of long-lived assets.  In October 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The standard requires that long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell. The standard was effective for 2002 and is generally to be applied prospectively. The implementation of this standard did not have a material impact on the company’s financial position or results of operations.

Exit activities.  In June 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard, which is effective for all exit and disposal activities initiated after December 31, 2002, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Nicor Gas will apply this standard on a prospective basis.

Accounting for guarantees.  In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation expands on the disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements for periods ending after December 15, 2002. Nicor Gas has not yet determined the impact of this interpretation on its financial condition or results of operations.

ACCRUED UNBILLED REVENUE

Receivables include accrued unbilled revenue of $88.1 million, $270.4 million and $145.8 million at December 31, 2001, 2000 and 1999, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

Nicor Gas Company	Page 34

Notes to the Consolidated Financial Statements (continued)

GAS IN STORAGE

Based on the average cost of gas purchased in December 2001 and 2000, the estimated replacement cost of inventory at December 31, 2001 and 2000, exceeded the last-in, first-out cost by $120.5 million and $578.8 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term borrowings approximates fair value because of the short maturity of the instruments. Based on quoted market interest rates, the recorded amount of long-term debt outstanding, including current maturities, also approximates fair value.

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

	2001	2000	1999
Performance-based rate plan	$(14.8)	$(3.2)	$–
Interest income	4.3	1.7	2.3
Gains on sale of property, plant and equipment	3.9	6.3	1.3
Writedown of information technology project	–	–	(4.8)
Other income	2.7	.7	.8
Other expense	(.4)	(.5)	(.7)

	$(4.3)	$5.0	$(1.1)

INCOME TAXES

The components of income tax expense (benefit) are presented below (in millions):

	2001	2000	1999
Current
Federal	$33.0	$35.9	$52.4
State	10.1	1.4	10.7

	43.1	37.3	63.1

Deferred
Federal	15.7	(34.0)	(5.2)
State	.3	(1.3)	(.6)

	16.0	(35.3)	(5.8)

Amortization of investment tax credits, net	(2.1)	(1.5)	(1.5)

Income tax expense, net	$57.0	$.5	$55.8

Nicor Gas Company	Page 35

Notes to the Consolidated Financial Statements (continued)

The temporary differences which gave rise to the net deferred tax liability at December 31, 2001 and 2000, are as follows (in millions):

	2001	2000
Deferred tax liabilities
Property, plant and equipment	$212.3	$215.1
Employee benefits	32.7	21.7
Gas costs recovery accounts	3.0	31.3
Other	14.8	13.0

	262.8	281.1

Deferred tax assets
Unamortized investment tax credits	25.3	26.6
Regulatory income tax liability	16.3	17.4
Accrued mercury-related costs	14.7	30.9
Alternative minimum tax credits	6.3	22.3
Other	14.5	18.3

	77.1	115.5

Net deferred tax liability	$185.7	$165.6

The effective combined federal and state income tax rate was 37 percent, 4 percent and 37 percent in 2001, 2000 and 1999, respectively. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below (in millions):

	2001	2000	1999
Federal income taxes using statutory rate	$54.5	$4.6	$53.1
State income taxes, net	6.8	.7	7.3
Tax credits	(2.3)	(2.4)	(2.4)
Regulatory income tax liability	(2.1)	(2.4)	(2.1)
Other, net	.1	–	(.1)

Income tax expense, net	$57.0	$.5	$55.8

SHORT-TERM AND LONG-TERM DEBT

The company maintains short-term lines of credit with major domestic and foreign banks. These lines, which serve as backup for the issuance of commercial paper, totaled $450 million at December 31, 2001. Commitment fees of up to .08 percent per annum were paid on these lines. The lines of credit had variable interest rates tied to short-term markets and no debt covenant provisions.

The company had $227 million and $315 million of commercial paper outstanding with a weighted average interest rate of 2.8 percent and 6.5 percent at December 31, 2001 and 2000, respectively.

Bank cash balances averaged about $2 million during 2001, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First Mortgage Bonds are secured by liens on substantially all property.

Interest on debt was net of amounts capitalized of $.2 million, $.4 million and $.1 million in 2001, 2000 and 1999, respectively.

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with proceeds to be used for general corporate purposes.

Nicor Gas Company	Page 36

Notes to the Consolidated Financial Statements (continued)

DIVIDEND RESTRICTIONS

Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates. Dividends are allowed only to the extent of Nicor Gas’ retained earnings balance. The balance of cash advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with an unaffiliated third party.

Nicor Gas Company	Page 37

Notes to the Consolidated Financial Statements (continued)

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998 and provides health care and life insurance benefits to eligible retired employees. About one-fourth of the net periodic benefit cost or credit related to these plans is capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Most active employees’ postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31 (in millions):

	Pension benefits		Other benefits
	2001	2000	2000	2000
Change in benefit obligation
Benefit obligation at beginning of period	$221.9	$218.4	$112.6	$116.1
Service cost	6.5	6.0	1.2	1.2
Interest cost	16.4	15.6	8.4	8.4
Actuarial loss (gain)	21.7	7.1	29.1	(5.3)
Participant contributions	–	–	.8	.7
Plan amendments	–	3.0	–	–
Benefits paid	(29.0)	(28.2)	(10.2)	(8.5)

Benefit obligation at end of period	237.5	221.9	141.9	112.6

Change in plan assets
Fair value of plan assets at beginning of period	489.2	445.3	22.6	19.4
Actual gain (loss) on plan assets	(60.5)	72.1	(2.9)	3.2
Employer contributions	–	–	9.4	7.8
Participant contributions	–	–	.8	.7
Benefits paid	(29.0)	(28.2)	(10.2)	(8.5)

Fair value of plan assets at end of period	399.7	489.2	19.7	22.6

Funded status	162.2	267.3	(122.2)	(90.0)
Unrecognized net actuarial (gain) loss	(2.0)	(135.9)	29.4	(4.7)
Unrecognized transition (asset) obligation	(1.0)	(4.8)	34.0	37.1
Unrecognized prior service cost	5.1	5.7	–	–
Other	–	–	(1.8)	1.2

Prepaid (accrued) benefit cost	$164.3	$132.3	$(60.6)	$(56.4)

Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Other benefits
	2001	2000	1999	2001	2000	1999
Service cost	$6.5	$6.0	$7.0	$1.2	$1.2	$1.3
Interest cost	16.4	15.6	15.9	8.4	8.4	7.7
Expected return on plan assets	(44.3)	(39.1)	(35.3)	(2.1)	(1.8)	(1.6)
Recognized net actuarial (gain) loss	(7.4)	(5.9)	5.7	–	–	–
Amortization of unrecognized transition (asset) obligation	(3.8)	(3.9)	(3.9)	3.1	3.1	3.1
Amortization of prior service cost	.6	.4	.4	–	–	–

Net periodic benefit cost (credit)	$(32.0)	$(26.9)	$(10.2)	$10.6	$10.9	$10.5

Nicor Gas Company	Page 38

Notes to the Consolidated Financial Statements (continued)

Assumptions used in the computations included the following:

	Pension benefits		Other benefits
	2001	2000	2001	2000
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	9.25	9.25	9.25	9.25
Rate of compensation increase	4.00	4.00	4.00	4.00

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

	One-percent
	Increase	Decrease
Effect on total of service and interest cost components	$1.0	$(.8)
Effect on benefit obligation	14.1	(11.9)

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

REGULATORY MATTERS

Performance-based rate plan.  On January 1, 2000, Nicor Gas’ PBR plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. The plan requires that savings and losses relative to the benchmark be shared equally with customers. Nicor Gas recorded pretax losses of $14.8 million and $3.2 million for its share of PBR plan results in other income (expense) in 2001 and 2000, respectively. The PBR plan is currently under ICC review. In a letter dated October 28, 2002, Nicor Gas informed the ICC that it is terminating its PBR plan effective January 1, 2003. For developments concerning the PBR plan see Contingencies – Performance-Based Rate Plan beginning on page 40.

Customer choice of commodity supplier.  In January 2002, Nicor Gas received final approval from the ICC to expand its Customer Select® program to include all customers beginning in March 2002. Prior to that time the program was available to industrial and commercial customers and about 15 percent of residential customers on a pilot basis. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas’ margin because natural gas costs are passed through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Nicor Gas Company	Page 39

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

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the years ended December 31, 2001, 2000 and 1999 Nicor Gas had net charges to affiliates of $6.4 million, $1.9 million and $4.1 million, respectively.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the years ended December 31, 2001 and 2000, net charges from (to) Nicor Enerchange were $9.6 million, and $(9.3) million, respectively.

During the second quarter of 2002 Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL), put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. Horizon Pipeline’s capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. This transaction has been approved by the ICC. In 2002, Horizon Pipeline charged Nicor Gas $6.6 million for natural gas transportation under rates that have been accepted by FERC.

In 2002, Nicor Gas began purchasing engineering and corrosion services from Nicor Technologies, a subsidiary of Nicor. Nicor Gas was charged $4.6 million for these services in 2002.

CONTRACTUAL OBLIGATIONS

As of December 31, 2001, Nicor Gas had contractual obligations with payments due as follows (in millions):

	2002	2003	2004	2005	2006	after 2006	Total
Long-term debt	$–	$50.0	$–	$–	$50.0	$350.0	$450.0
Unconditional purchase obligations	129.4	100.4	30.6	10.4	10.4	54.4	335.6
Other	1.8	.9	.6	.5	.5	5.0	9.3

	$131.2	$151.3	$31.2	$10.9	$60.9	$409.4	$794.9

Unconditional purchase obligations consist primarily of transportation and storage contracts. This includes a 10-year transportation agreement between Nicor Gas and Horizon Pipeline totaling $103.7 million.

Other consists of redeemable preferred stock and operating leases. Operating leases are primarily for office space and equipment. Rental expense under operating leases was $1.5 million, $1.5 million and $1.2 million in 2001, 2000 and 1999, respectively.

Nicor Gas Company	Page 40

Notes to the Consolidated Financial Statements (continued)

CONTINGENCIES

The following contingencies of Nicor Gas are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor Gas’ liquidity or financial condition.

Performance-Based Rate Plan.  Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market sensitive benchmark. Savings and losses relative to the benchmark were determined annually and are shared equally with sales customers. The PBR plan is currently under Illinois Commerce Commission (ICC) review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney’s Office (CCSAO), the Staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office has also intervened in this matter. In addition, the Illinois Attorney General’s Office issued Civil Investigation Demands (CIDs) to CUB and the ICC Staff. The CIDs ordered that CUB and the ICC Staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The Securities and Exchange Commission (SEC) and the Office of the United States Attorney for the Northern District of Illinois are also reviewing the allegations that the company acted improperly in connection with the PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan. Nicor Gas has responded to numerous data requests that have been propounded by the ICC Staff, CUB, CCSAO, the SEC, the Illinois Attorney General’s Office and the Office of the United States Attorney for the Northern District of Illinois.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a Special Committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the Special Committee in the course of its investigation. To conduct the inquiry, the Special Committee retained Scott Lassar of the law firm of Sidley Austin Brown & Wood (Sidley), and Sidley hired the accounting firm of KPMG LLP. Mr. Lassar is the former United States Attorney for the Northern District of Illinois. The Special Committee presented the report of its counsel (Report) to Nicor’s Board of Directors on October 28, 2002. The transmittal letter from the Special Committee to Nicor’s Board of Directors and Mr. Lassar’s Report were filed with the SEC on a Form 8-K on October 31, 2002.

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor Gas recorded charges in the fourth quarter of 2002.

Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts noted above. Pursuant to the agreement of all

Nicor Gas Company	Page 41

Notes to the Consolidated Financial Statements (continued)

parties, including the company, the ICC re-opened the 1999 and 2000 purchase gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchase gas adjustment filings with the PBR plan review. Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder beyond the amounts noted above. Also, due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year.

In a letter dated October 28, 2002, Nicor Gas informed the ICC that it was terminating its PBR plan effective January 1, 2003.

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas’ PBR plan. The named plaintiffs alleged breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The named plaintiffs sought, on behalf of themselves and the purported class, compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiffs and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. On December 4, 2002, the named plaintiffs voluntarily dismissed the case, but indicated an intent to bring their claims before the ICC. Nicor Gas is unable to predict the outcome of any such proceeding or Nicor’s potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

SEC and U.S. Attorney Inquiries.  In 2002, the staff of the SEC informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter.

Hub Services.  Nicor Gas offers interstate transportation and storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC in 2002, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas has refunded service fees and interest totaling $1.1 million, and in the fourth quarter of 2002 it accrued $.3 million for additional costs. Refunds were recorded as a reduction to revenue in the periods that original billing occurred.

Other FERC Matters.  In 2002, Nicor Gas determined that it may not have complied with regulations of FERC governing the release of certain transportation and storage capacity that it contracts for with interstate pipelines, and the company has brought these matters to the attention of FERC. The company accrued a $.4 million liability associated with these matters in the fourth quarter of 2002.

Nicor Gas Company	Page 42

Notes to the Consolidated Financial Statements (continued)

Fixed Bill Service.  On July 17, 2002, a purported class action was filed in the Circuit Court of Cook County, Illinois against Nicor Energy Services Company (Nicor Services) and Nicor Gas alleging violation of the Illinois Consumer Fraud and Deceptive Practices Act by Nicor Services and Nicor Gas relating to the Fixed Bill Service offered by Nicor Services and a conspiracy claim against Nicor Gas arising out of marketing efforts by Nicor Services. Nicor Services offers a fixed bill product under which it pays the annual gas service portion of a customer’s Nicor utility bill in exchange for twelve equal monthly payments by the customer to Nicor Services, regardless of changes in the price of natural gas or weather. The plaintiff is seeking compensatory damages, prejudgment and postjudgment interest, punitive damages, attorneys’ fees and injunctive relief. On September 6, 2002, Nicor Gas and Nicor Services filed a motion to dismiss this action. On November 26, 2002, the court dismissed the complaint without prejudice, but allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint on December 10, 2002, which names only Nicor Services as a defendant, and deleted Nicor Gas as a defendant.

Troy Grove Facility.  On October 15, 2002, Nicor Gas voluntarily disclosed a potential violation of certain air pollution regulations and statutes to both the United States Environmental Protection Agency (U.S. EPA) and the Illinois Environmental Protection Agency (IEPA) related to commencement of construction of certain compressor equipment at its Troy Grove storage field prior to the issuance of a Prevention of Significant Deterioration (PSD) Permit. An application for the PSD Permit had been previously submitted to the IEPA. The disclosure to U.S. EPA was made pursuant to the U.S. EPA’s Self-Disclosure Policy. The PSD Permit was subsequently issued on December 5, 2002. On January 14, 2003, the U.S. EPA notified Nicor Gas that it would defer the permitting and enforcement issues related to Nicor Gas’ voluntary disclosure to the IEPA. On the same day, the IEPA issued a related Notice of Violation to Nicor Gas that alleged two violations and offered Nicor Gas the opportunity to respond to the Notice in writing and in person. Consequently, on February 20, 2003, Nicor Gas responded to the IEPA’s Notice and requested a meeting to respond in person. Nicor Gas is unable to predict the outcome of this matter or to reasonably estimate its exposure related thereto and has not recorded a liability associated with this contingency.

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

As a result, in September 2000, Nicor Gas was named as a defendant in a civil lawsuit (the “Attorney General’s Lawsuit”) brought by the Illinois Attorney General and the State’s Attorneys of Cook, DuPage and Will Counties seeking, among other things, to compel the company to inspect and clean up all homes and other sites that may have been affected by mercury from company equipment. The Circuit Court of Cook County hearing this action entered two preliminary injunctions requiring Nicor Gas, among other things, to conduct inspections and, where necessary, to clean up mercury, to pay for relocating residents until cleanup is completed, and to pay for medical screening of potentially affected persons. Potentially affected homes are being inspected using mercury vapor analyzers. Nicor Gas has called on every such home, although it still has been unable to gain entry to some homes. Approximately 1,100 homes have been found to have traces of mercury requiring cleanup.

On October 10, 2001, Nicor Gas entered into a settlement agreement with respect to the Attorney General’s Lawsuit, and on the same date the Circuit Court of Cook County entered an order approving the settlement. Under the settlement, Nicor Gas will pay a total of approximately $2.25 million over a 5-year period. Of this amount, $.4 million will be used to reimburse the plaintiffs for their costs and the balance

Nicor Gas Company	Page 43

Notes to the Consolidated Financial Statements (continued)

will be used to fund environmental programs. In addition, Nicor Gas will continue for a period of five years from the date of settlement to provide medical screening to persons who may have been exposed to mercury from Nicor Gas equipment.

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

In addition to the matters described above, Nicor Gas has been named a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. One of the lawsuits in the Circuit Court of Cook County involved five previous class actions that were consolidated before a single judge. On October 10, 2001, Nicor Gas entered into an agreement to settle the class action litigation. Under the terms of that agreement, Nicor Gas has paid a total of approximately $1.85 million, will continue for a period of five years to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators within four years. The class action settlement permitted class members to “opt out” of the settlement and pursue their claims individually. On February 7, 2002, the Circuit Court of Cook County entered a final order approving the class action settlement. The “opt out” period has ended and approximately 160 households have opted out of the class. Of those, 45 households had traces of mercury, and Nicor Gas has settled with six households.

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced operating expense in the third quarter of 2001, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup and a lower average cleanup and repair cost. Through December 31, 2001, the company incurred $102 million in associated costs, leaving a $37 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. In the fourth quarter of 2002, an additional $9 million adjustment lowered the mercury-related reserve and reduced operating expense due to a settlement with a subcontractor’s insurer, which reduced Nicor Gas’ exposure, along with updated estimates of future costs. Through December 31, 2002, the company incurred $106.7 million in associated costs, leaving a $23.3 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the

Nicor Gas Company	Page 44

Notes to the Consolidated Financial Statements (continued)

company’s mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing an insurance recovery through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors and their insurance carriers.

Through December 31, 2001, Nicor Gas had recovered, net of related expenses, $3.1 million from certain insurance carriers of the company and its independent contractors. In the third quarter of 2002 Nicor Gas had recognized recoveries, net of related expenses, of approximately $20 million from an insurance carrier. In the fourth quarter of 2002, Nicor Gas reached an agreement with a subcontractor’s insurer wherein Nicor Gas received $.7 million for past defense costs. In addition, this insurer has agreed to assume certain future defense costs related to claims against the subcontractor and to pay certain judgments and settlements related to such claims up to an aggregate amount of $50 million. Through December 31, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $23.1 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to gas distribution operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

Nicor Gas will not seek recovery of the costs associated with these mercury spills from its customers, and any proceeds from insurance carriers or third parties will be retained by the company to offset costs incurred.

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company’s financial condition.

Manufactured Gas Plant Sites.  Manufactured gas plants were used in the 1800’s and early to mid 1900’s to produce natural gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

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

In December 1995, Nicor Gas filed suit in the Circuit Court of Cook County against certain insurance carriers seeking recovery of environmental cleanup costs of certain former manufactured gas plant sites. Nicor Gas reached a settlement with one of the insurance carriers, and in February 2000, the court dismissed the company’s case on summary judgment motions by certain other defendants. The company filed an appeal in March 2000. In May 2001, Nicor Gas reached a recovery settlement with certain insurance carriers who were involved in this appeal. In September 2002, the Illinois Appellate Court upheld the ruling of the trial court. Nicor Gas’ petition for leave to appeal to the Illinois Supreme Court was denied in December of 2002. All recoveries are refunded to the company’s customers.

Nicor Gas Company	Page 45

Notes to the Consolidated Financial Statements (continued)

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that plans for the proposed cleanup of a manufactured gas plant site in Oak Park, Illinois are inadequate. The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes and other monetary damages. An amended complaint adding additional plaintiffs and, as defendants, the Village of Oak Park and the Oak Park Park District, was filed in April 2002. On the defendant’s motion to dismiss the second amended complaint, the court ruled in November 2002 that non-personal injury and non-property damage claims could not be recovered against the defendants. In October 2002, two lawsuits were filed against Nicor Gas in the Circuit Court of Cook County seeking unspecified damages for various injuries and one death that allegedly resulted from exposure to contaminants allegedly emanating from the manufactured gas plant site in Oak Park, Illinois. The plaintiffs lived in homes adjoining the site. In December 2002, a complaint was filed against Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, trespass to the plaintiffs’ property next to Barrie Park and private nuisance. Requests for damages equal to the fair value of the plaintiffs’ homes, damages equal to the value of the plaintiffs’ loss of enjoyment of their property, punitive damages and attorney’s fees were made. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the MWRDGC) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in federal court in Chicago. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of these manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of these manufactured gas plant matters is not expected to have a material impact on the company’s financial condition or results of operations.

Other.  In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. Although unable to determine the outcome of these other contingencies, management believes that appropriate accruals for them have been recorded.

Nicor Gas Company	Page 46

Notes to the Consolidated Financial Statements (concluded)

Quarterly Results (Unaudited)

(in millions)

	2001			2000
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
First quarter ended March 31
Operating revenues	$1,344.0	$–	$1,344.0	$572.4	$–	$572.4
Operating income (loss)	44.1	(.6)	43.5	44.2	.1	44.3
Net income (loss)	33.2	(13.3)	19.9	34.1	(.5)	33.6

Second quarter ended June 30
Operating revenues	$271.8	$(.1)	$271.7	$262.1	$–	$262.1
Operating income (loss)	33.9	(.9)	33.0	32.5	–	32.5
Net income (loss)	24.1	(5.9)	18.2	24.7	(.7)	24.0

Third quarter ended September 30
Operating revenues	$153.0	$(.1)	$152.9	$197.6	$(.1)	$197.5
Operating income (loss)	32.1	(.2)	31.9	(62.4)	–	(62.4)
Net income (loss)	27.0	(2.7)	24.3	(67.0)	(3.5)	(70.5)

Fourth quarter ended December 31
Operating revenues	$337.1	$(.1)	$337.0	$851.6	$–	$851.6
Operating income (loss)	38.0	–	38.0	39.4	.1	39.5
Net income (loss)	35.1	1.3	36.4	30.4	(5.0)	25.4

See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 25 for a description of above adjustments.

Nicor Gas Company	Page 47

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1)	Financial Statements:

		See Item 8, Financial Statements and Supplementary Data, on page 17 filed herewith, for a list of financial statements.

	2)	Financial Statement Schedules:

		Schedule Number		Page

			Independent Auditors’ Report	18
		II	Valuation and Qualifying Accounts	48

		Schedules other than those listed are omitted because they are not applicable.

	3)	Exhibits Filed:

		See Exhibit Index beginning on page 52 filed herewith.

(b)		The company did not file a report on Form 8-K during the fourth quarter of 2001.

Nicor Gas Company	Page 48

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(millions)

	Balance at beginning of period	Additions		Deductions		Balance at end of period
Description		Charged to costs and expenses	Charged to other accounts
2001

Allowance for uncollectible accounts receivable	$13.4	$23.3	$–	$27.1	(a)	$9.6

Accrued mercury-related costs	78.0	–	–	41.0	(b)	37.0

2000

Allowance for uncollectible accounts receivable	$6.1	$16.6	$–	$9.3	(a)	$13.4

Accrued mercury-related costs	–	148.0	–	70.0	(b)	78.0

1999

Allowance for uncollectible accounts receivable	$6.1	$11.8	$–	$11.8	(a)	$6.1

Accrued mercury-related costs	–	–	–	–		–

(a)	Accounts receivable written off, net of recoveries.
(b)	Expenditures and reductions charged to reserve.

Nicor Gas Company	Page 49

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nicor Gas Company

Date March 7, 2003	By /s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Gas Company	Page 50

CERTIFICATIONS

I, Thomas L. Fisher, Chairman and Chief Executive Officer of Nicor Gas Company, certify that:

1)	I have reviewed this annual report on Form 10-K/A of Nicor Gas Company;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date March 7, 2003	/s/ THOMAS L. FISHER
Thomas L. Fisher Chairman and Chief Executive Officer

I, Kathleen L. Halloran, Executive Vice President Finance and Administration of Nicor Gas Company, certify that:

1)	I have reviewed this annual report on Form 10-K/A of Nicor Gas Company;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date March 7, 2003	/s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Gas Company	Page 51

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders as Nicor Gas is a wholly owned subsidiary of Nicor Inc.

Nicor Gas Company	Page 52

Exhibit Index

Exhibit Number		Description of Document
1.01	*	Underwriting agreement, dated December 13, 2001, between the company and ABN AMRO Incorporated. (File No. 1-7296, Form 10-K for 2001, Exhibit 1.01.)

3.01	*	Articles of Incorporation of the company. (File No. 1-7296, Form 10-K for 1980, Exhibit 3-01.)

3.02	*	Amendment to Articles of Incorporation of the company. (File No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

3.03	*	By-Laws of the company as amended by the company’s Board of Directors on May 3, 1995. (File No. 1-7296, Form 10-Q for March 1995, Exhibit 3(ii).01.)

4.01	*	Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1995, Exhibit 4.01.)

4.02	*	Indenture of Adoption of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-7296, Form 10-K for 1995, Exhibit 4.02.)

4.03	*

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

Nicor Gas Company	Page 53

Exhibit Index (continued)

Exhibit Number		Description of Document
4.10	*

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

4.20	*	Supplemental Indenture, dated December 15, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2001, Exhibit 4.20.)

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

Nicor Gas Company	Page 54

Exhibit Index (concluded)

Exhibit Number		Description of Document
12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges (As Restated).

23.01		Consent of Independent Public Accountants.

24.01	*	Powers of Attorney. (File No. 1-7296, Form 10-K for 2001, Exhibit 24.01.)

99.01		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.