Form 10-Q/A
period 2002-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2003-03-10
CIK 110104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification Number
1-7296	Northern Illinois Gas Company (Doing business as Nicor Gas Company) (An Illinois Corporation) 1844 Ferry Road Naperville, Illinois 60563-9600 (630) 983-8888	36-2863847

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

Yes ☒ No ☐

Shares of common stock, par value $5, outstanding at February 28, 2003, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company	Page i

Glossary

Degree day	The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas’ service territory is about 6,000 degree days per year.

ICC	llinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.

FERC	Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

Mcf, MMcf, Bcf	Thousand cubic feet, million cubic feet, billion cubic feet.

PBR	Performance-based rate, a regulatory plan that provides economic incentives based on natural gas cost performance.

Nicor Gas Company	Page 1

INTRODUCTORY NOTE

This amendment to Northern Illinois Gas Company’s (doing business as Nicor Gas Company) Interim Report on Form 10-Q initially filed with the Securities and Exchange Commission on April 25, 2002, is being filed to reflect the restatement of Nicor Gas’ unaudited condensed consolidated financial statements for the quarters ended March 31, 2002 and 2001. Certain items were also reclassified within the financial statements. The restatements and reclassifications include adjustments for:

•	Restatements – Results have been restated to correct gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of these adjustments were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors of Nicor Inc. These adjustments reduced net income for the quarters ended March 31, 2002 and 2001 by $.4 million and $13.2 million, respectively.

In addition, Nicor Gas has also recorded other miscellaneous adjustments unrelated to the gas purchase errors discussed above. These miscellaneous adjustments had no net impact on previously reported net income for the quarter ended March 31, 2002 and decreased net income by $.1 million in the quarter ended March 31, 2001.

•	Reclassifications – Nicor Gas has changed its income statement presentation of the cost of gas used to operate company equipment and facilities, and various other items. These reclassifications had no impact on net income for the quarters ended March 31, 2002 and 2001.

The effects on the financial statements of the matters discussed above are more fully described in the Notes to the Consolidated Financial Statements – Reclassifications and – Restatement sections beginning on page 7.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The following condensed unaudited consolidated financial statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company’s 2001 Annual Report on Form 10-K/A (Amendment No. 1).

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

Nicor Gas Company	Page 3

Consolidated Statements of Operations (Unaudited) (As Restated (1))

(millions)

	Three months ended March 31
	2002	2001
Operating revenues (includes revenue taxes of $36.4 and $66.5, respectively)	$516.5	$1,344.0

Operating expenses
Cost of gas	315.0	1,105.4
Operating and maintenance	49.4	52.4
Depreciation	56.6	55.3
Taxes, other than income taxes	40.3	69.9
Mercury-related costs (recoveries)	.2	–
Income taxes	16.8	17.5

	478.3	1,300.5

Operating income	38.2	43.5

Other income (expense)
Other, net	6.3	(16.8)
Income taxes on other income	(2.4)	6.7

	3.9	(10.1)

Interest expense
Interest on debt, net of amounts capitalized	9.3	13.2
Other	.2	.3

	9.5	13.5

Net income	32.6	19.9
Dividends on preferred stock	.1	.1

Earnings applicable to common stock	$32.5	$19.8

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 4

Consolidated Statements of Cash Flows (Unaudited) (As Restated (1))

(millions)

	Three months ended March 31
	2002	2001
Operating activities
Net income	$32.6	$19.9
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	56.6	55.3
Deferred income tax expense (benefit)	4.6	(3.9)
Gain on sale of property, plant and equipment	(3.4)	(.2)
Changes in:
Receivables, less allowances	(13.9)	(65.6)
Gas in storage	23.7	9.5
Deferred/accrued gas costs	(60.7)	149.7
Prepaid pension costs	(3.2)	(7.9)
Other assets	5.8	25.4
Accounts payable	(80.0)	(235.3)
Accrued mercury-related costs	(3.4)	(17.0)
Temporary LIFO liquidation	124.5	180.5
Other liabilities	36.2	14.7
Other	.9	.2

Net cash flow provided from operating activities	120.3	125.3

Investing activities
Capital expenditures	(34.4)	(24.2)
Net proceeds from sale of property, plant and equipment	3.5	.2

Net cash flow used for investing activities	(30.9)	(24.0)

Financing activities
Net proceeds from issuing long-term debt	–	74.1
Disbursements to retire long-term debt	–	(50.0)
Short-term borrowings (repayments), net	(60.0)	(115.3)
Dividends paid	–	(27.1)

Net cash flow used for financing activities	(60.0)	(118.3)

Net increase (decrease) in cash and cash equivalents	29.4	(17.0)
Cash and cash equivalents, beginning of period	137.7	39.7

Cash and cash equivalents, end of period	$167.1	$22.7

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 5

Consolidated Balance Sheets (Unaudited) (As Restated (1))

(millions)

	March 31 2002	December 31 2001	March 31 2001
Assets
Gas distribution plant, at cost	$3,455.4	$3,425.6	$3,327.0
Less accumulated depreciation	1,858.8	1,804.9	1,746.1

	1,596.6	1,620.7	1,580.9

Current assets
Cash and cash equivalents – affiliates	164.3	137.7	–
Cash and cash equivalents – other	2.8	–	22.7
Receivables, less allowances of $7.9, $9.6 and $20.6, respectively	290.7	280.7	626.4
Receivables – affiliates	14.5	10.6	10.1
Gas in storage, at last-in, first-out (LIFO) cost	8.3	32.0	12.1
Deferred income taxes	38.0	38.2	49.6
Other	9.0	9.4	8.0

	527.6	508.6	728.9

Prepaid pension costs	167.5	164.3	140.2
Other assets	24.5	29.5	18.0

	$2,316.2	$2,323.1	$2,468.0

Capitalization and Liabilities
Capitalization
Long-term debt	$445.8	$446.4	$421.4
Preferred stock	7.5	7.5	8.0
Common equity
Common stock	76.2	76.2	76.1
Paid-in capital	108.0	108.0	108.0
Retained earnings	412.2	400.7	390.1
Accumulated other comprehensive income (loss)	(1.0)	(1.3)	(.8)

	595.4	583.6	573.4

	1,048.7	1,037.5	1,002.8

Current liabilities
Long-term obligations due within one year	.5	.5	75.5
Short-term borrowings – other	167.0	227.0	200.0
Short-term borrowings – affiliates	40.0	40.0	40.3
Accounts payable	317.7	397.7	356.4
Temporary LIFO liquidation	124.5	–	180.5
Accrued gas costs	47.3	108.0	74.2
Accrued mercury-related costs	6.3	7.0	61.0
Accrued dividends payable	66.2	45.1	22.1
Other	46.4	24.5	58.4

	815.9	849.8	1,068.4

Deferred credits and other liabilities
Deferred income taxes	229.2	223.9	212.3
Regulatory income tax liability	65.4	66.3	69.4
Unamortized investment tax credits	38.5	39.0	40.6
Accrued mercury-related costs	27.3	30.0	–
Other	91.2	76.6	74.5

	451.6	435.8	396.8

	$2,316.2	$2,323.1	$2,468.0

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 6

Notes to the Consolidated Financial Statements (Unaudited)

The following notes should be read in conjunction with the financial statement notes included in the Nicor Gas 2001 Annual Report on Form 10-K/A (Amendment No. 1). Nicor Gas is a wholly owned subsidiary of Nicor Inc. (Nicor).

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

	March 31 2002	December 31 2001	March 31 2001
Deferred (accrued) gas cost	$(47.3)	$(108.0)	$(74.2)
Regulatory income tax liability	(65.4)	(66.3)	(69.4)
Unamortized loss on reacquired debt	19.9	20.0	15.2
Deferred (accrued) environmental costs	(4.0)	(6.0)	(.5)

	$(96.8)	$(160.3)	$(128.9)

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other current assets and other current liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at March 31, 2002, December 31, 2001 and March 31, 2001 was $589.2 million, $577.1 million and $541.2 million, respectively.

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2002 and 2001 were $35.5 million and $65.3 million, respectively.

Depreciation.  Depreciation is calculated using a straight-line method for the calendar year. For interim periods, depreciation is allocated based on gas deliveries.

Nicor Gas Company	Page 7

Notes to the Consolidated Financial Statements (Unaudited) (continued)

RECLASSIFICATIONS

Nicor Gas has changed its income statement presentation of the cost of gas used to operate company equipment and facilities. Certain other reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation. None of these reclassifications had any impact on net income for any period presented. The impact of the reclassifications is summarized in the following tables, which are followed by a description of the most significant reclassification recorded. The amounts in the following tables are in millions.

Nicor Gas Company	Page 8

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statements of Operations (Before Restatement)

For the three months ended March 31

	As Previously Classified		As Reclassified
	2002	2001	2002	2001

Operating revenues	$516.6	$1,344.0	$516.6	$1,344.0

Operating expenses
Cost of gas	318.2	1,111.6	315.0	1,105.4
Operating and maintenance	46.4	45.9	49.5	51.3
Depreciation	56.6	54.5	56.6	55.3
Taxes, other than income taxes	40.3	69.9	40.3	69.9
Mercury-related costs (recoveries)	.2	–	.2	–
Income taxes	16.7	18.0	16.8	18.0

	478.4	1,299.9	478.4	1,299.9

Operating income	38.2	44.1	38.2	44.1

Other income (expense)
Other, net	7.0	4.0	7.0	4.0
Income taxes on other income	(2.7)	(1.5)	(2.7)	(1.5)

	4.3	2.5	4.3	2.5

Interest expense
Interest on debt, net of amounts capitalized	9.4	13.2	9.3	13.2
Other	.1	.2	.2	.2

	9.5	13.4	9.5	13.4

Net income	$33.0	$33.2	$33.0	$33.2

Nicor Gas Company	Page 9

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Balance Sheets (Before Restatement)

As of March 31

	As Previously Classified (1)		As Reclassified
	2002	2001	2002	2001
Assets
Gas distribution plant	$3,455.4	$3,314.5	$3,455.4	$3,314.5
Less accumulated depreciation	1,858.8	1,745.1	1,858.8	1,745.1

Net property, plant and equipment	1,596.6	1,569.4	1,596.6	1,569.4

Cash and cash equivalents	167.1	22.7	167.1	22.7
Receivables, less allowances	291.3	648.6	291.1	648.7
Receivables – affiliates	14.5	10.1	14.5	10.1
Gas in storage	5.1	11.3	5.1	11.3
Deferred income taxes	25.6	50.9	32.1	49.6
Other	17.2	8.8	9.1	8.0

Total current assets	520.8	752.4	519.0	750.4

Prepaid pension costs	167.5	151.0	167.5	151.0
Other assets	24.5	17.0	24.5	17.0

	$2,309.4	$2,489.8	$2,307.6	$2,487.8

Capitalization and liabilities
Long-term debt	$445.8	$421.4	$445.8	$421.4
Preferred stock	7.5	8.0	7.5	8.0
Common equity	626.1	597.2	626.1	597.2

Total capitalization	1,079.4	1,026.6	1,079.4	1,026.6

Long-term obligations due within one year	.5	75.5	.5	75.5
Short-term borrowings	207.0	240.3	207.0	240.3
Accounts payable	270.2	340.5	270.2	340.5
Temporary LIFO liquidation	115.0	125.7	115.0	125.7
Accrued gas costs	58.9	128.7	50.7	128.0
Accrued mercury-related costs	6.3	61.0	6.3	61.0
Accrued dividends payable	66.2	22.1	66.2	22.1
Other	54.0	75.2	60.5	73.8

Total current liabilites	778.1	1,069.0	776.4	1,066.9

Deferred income taxes	229.4	212.1	229.4	212.1
Regulatory income tax liability	65.4	69.4	65.4	69.4
Unamortized investment tax credits	38.5	40.6	38.5	40.6
Accrued mercury-related costs	27.3	–	27.3	–
Other	91.3	72.1	91.2	72.2

Total deferred credits and other liabilities	451.9	394.2	451.8	394.3

	$2,309.4	$2,489.8	$2,307.6	$2,487.8

(1)	Reflects revised format to present dividends payable separate from other current liabilites.

Nicor Gas Company	Page 10

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Cost of gas used in company operations.  Nicor Gas has changed its method of reporting the cost of gas used to operate company equipment and facilities. Such gas cost, previously reported in cost of gas, is now reported in operating and maintenance expense, a presentation commonly used in the gas distribution industry. The amounts reclassified for the quarters ended March 31, 2002 and 2001 were $3.2 million and $6.2 million, respectively.

RESTATEMENT

Beginning in July 2002, an investigation of natural gas purchases, sales, transportation and storage activities was undertaken by a special committee of independent Nicor directors. The special committee of independent directors identified various accounting and other errors. As a result, the annual financial statements for 2001, 2000, and 1999 and the interim financial statements for 2002 and 2001 have been restated to correct these errors, as well as to correct other errors unrelated to the investigation of the special committee. In addition, certain reclassifications were made as discussed in the Reclassifications note beginning on page 7.

The impact of the adjustments is summarized in the following tables, which are followed by a description of the significant adjustments recorded. The amounts in the following tables are in millions.

Nicor Gas Company	Page 11

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the three months ended March 31, 2002

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$516.6	$(.1)	$516.5

Operating expenses
Cost of gas	315.0	–	315.0
Operating and maintenance	49.5	(.1)	49.4
Depreciation	56.6	–	56.6
Taxes, other than income taxes	40.3	–	40.3
Mercury-related costs (recoveries)	.2	–	.2
Income taxes	16.8	–	16.8

	478.4	(.1)	478.3

Operating income	38.2	–	38.2

Other income (expense)
Other, net	7.0	(.7)	6.3
Income taxes on other income	(2.7)	.3	(2.4)

	4.3	(.4)	3.9
Interest expense
Interest on debt, net of amounts capitalized	9.3	–	9.3
Other	.2	–	.2

	9.5	–	9.5

Net income	$33.0	$(.4)	$32.6

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 12

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the three months ended March 31, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$1,344.0	$–	$1,344.0

Operating expenses
Cost of gas	1,105.4	–	1,105.4
Operating and maintenance	51.3	1.1	52.4
Depreciation	55.3	–	55.3
Taxes, other than income taxes	69.9	–	69.9
Mercury-related costs (recoveries)	–	–	–
Income taxes	18.0	(.5)	17.5

	1,299.9	.6	1,300.5

Operating income	44.1	(.6)	43.5

Other income (expense)
Other, net	4.0	(20.8)	(16.8)
Income taxes on other income	(1.5)	8.2	6.7

	2.5	(12.6)	(10.1)
Interest expense
Interest on debt, net of amounts capitalized	13.2	–	13.2
Other	.2	.1	.3

	13.4	.1	13.5

Net income	$33.2	$(13.3)	$19.9

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 13

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Balance Sheet Restatements

The following summarizes major changes in balance sheet line items:

	As Previously Reported (1)	Adjustments	As Restated
As of March 31, 2002

Assets
Receivables, less allowances	$291.1	$(.4)	$290.7
Gas in storage	5.1	3.2	8.3
Deferred income taxes	32.1	5.9	38.0
Total assets	2,307.6	8.6	2,316.2

Capitalization and liabilities
Common equity	626.1	(30.7)	595.4
Accounts payable	270.2	47.5	317.7
Temporary LIFO liquidation	115.0	9.5	124.5
Accrued gas costs	50.7	(3.4)	47.3
Other current liabilities	60.5	(14.1)	46.4

As of March 31, 2001

Assets
Gas distribution plant, net	$1,569.4	$11.5	$1,580.9
Receivables, less allowances	648.7	(22.3)	626.4
Prepaid pension costs	151.0	(10.8)	140.2
Other assets	17.0	1.0	18.0
Total assets	2,487.8	(19.8)	2,468.0

Capitalization and liabilities
Common equity	597.2	(23.8)	573.4
Accounts payable	340.5	15.9	356.4
Temporary LIFO liquidation	125.7	54.8	180.5
Accrued gas costs	128.0	(53.8)	74.2
Other current liabilities	73.8	(15.4)	58.4
Other deferred credits and liabilities	72.2	2.3	74.5

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 14

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Gas purchase adjustments.  Nicor Gas’ results have been restated to reflect corrections of gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of the errors were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors discussed in the Contingencies – Performance-Based Rate Plan note beginning on page 16. These adjustments reduced pretax other income (expense) for the quarters ended March 31, 2002 and 2001 by $.7 million and $20.8 million, respectively, for revised PBR plan results, and resulted in increased pretax operating costs of $1.0 million in the 2001 quarter. These adjustments reduced net income for the quarters ended March 31, 2002 and 2001 by $.4 million and $13.2 million, respectively. In addition, certain balance sheet accounts were also significantly affected at March 31, 2002 and 2001 including receivables, gas in storage, accounts payable, temporary LIFO liquidation, accrued gas costs and the related tax accounts. These changes are reflected in the Balance Sheet Restatements table on page 13.

Other adjustments.  Nicor Gas has also recorded adjustments related to certain matters other than the gas purchase adjustments discussed above. Those matters included (i) adjustments for refunds to customers of the Nicor Gas Chicago Hub due to billing errors for gas transportation and storage charges, and (ii) adjustments of previously recorded pension expense and capitalized construction-related depreciation to correct computation errors. The adjustments for these other matters had no net impact on previously reported net income for the quarter ended March 31, 2002 and decreased net income by $.1 million in the 2001 quarter ended March 31.

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

Nicor Gas Company	Page 15

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

ACCRUED UNBILLED REVENUE

Receivables include accrued unbilled revenue of $63.1 million, $88.1 million and $186.4 million at March 31, 2002, December 31, 2001, and March 31, 2001, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) - other, net consists of the following (in millions):

	Three months ended March 31
	2002	2001
PBR plan results	$2.2	$(18.3)
Gains on sale of property, plant and equipment	3.4	.2
Interest income	1.0	1.2
Other income	.2	.2
Other expense	(.5)	(.1)

	$6.3	$(16.8)

Nicor Gas Company	Page 16

Notes to the Consolidated Financial Statements (Unaudited) (continued)

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FASB Statement No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended March 31
	2002	2001

Net income	$32.6	$19.9
Other comprehensive income, net of tax	.3	–

Total comprehensive income	$32.9	$19.9

Other comprehensive income includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three months ended March 31, 2002 and 2001, Nicor Gas had net charges to affiliates of $2.1 million in both periods.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three months ended March 31, 2002 and 2001, net charges to (from) Nicor Enerchange were $3.3 million and $(19.9) million, respectively.

In 2002, Nicor Gas began purchasing engineering and corrosion services from Nicor Technologies, a subsidiary of Nicor. Nicor Gas was charged $1.1 million for these services for the three months ended March 31, 2002.

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

Nicor Gas Company	Page 17

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor Gas recorded charges in the fourth quarter of 2002. Net income was reduced by $.4 million and $13.2 million for the first quarter of 2002 and 2001, respectively.

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

Nicor Gas Company	Page 18

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas’ PBR plan. The named plaintiffs alleged breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The named plaintiffs sought, on behalf of themselves and the purported class, compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiffs and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. On December 4, 2002, the named plaintiffs voluntarily dismissed the case, but indicated an intent to bring their claims before the ICC. Nicor Gas is unable to predict the outcome of any such proceeding or its potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

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

Other FERC Matters.  In 2002, Nicor Gas determined that it may not have complied with regulations of FERC governing the release of certain transportation and storage capacity that it contracts for with interstate pipelines, and the company has brought these matters to the attention of FERC. The company has accrued a $.4 million liability associated with these matters in the fourth quarter of 2002.

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

Nicor Gas Company	Page 19

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Gas Company	Page 20

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced operating expense in the third quarter of 2001, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup, and a lower average cleanup and repair cost. Through March 31, 2002, the company incurred $105.4 million in associated costs, leaving a $33.6 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. In the fourth quarter of 2002, an additional $9 million adjustment lowered the mercury-related reserve and reduced operating expense due to a settlement with a subcontractor’s insurer, which reduced Nicor Gas’ exposure, along with updated estimates of future costs. Through December 31, 2002, the company incurred $106.7 million in associated costs, leaving a $23.3 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

The company has certain insurance policies, has notified its insurers, and is vigorously pursuing recovery of mercury-related costs pursuant to its insurance coverage. In January 2001, the company filed suit in the Circuit Court of Cook County against certain of its insurance carriers for a declaration that the company’s mercury-related losses are covered, and for the recovery of those losses. Nicor Gas is also pursuing an insurance recovery through arbitration. In addition, some of the removals of mercury-containing regulators were conducted by independent contractors working for the company. In November 2000, the company filed suit in the Circuit Court of Cook County seeking indemnification and contribution from these contractors and their insurance carriers.

Nicor Gas Company	Page 21

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Through March 31, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $2.8 million from certain insurance carriers of the company and its independent contractors. In the third quarter of 2002 Nicor Gas recovered, net of related expenses, approximately $20 million from an insurance carrier. In the fourth quarter of 2002, Nicor Gas reached an agreement with a subcontractor’s insurer wherein Nicor Gas received $.7 million for past defense costs. In addition, this insurer has agreed to assume certain future defense costs related to claims against the subcontractor and to pay certain judgments and settlements related to such claims up to an aggregate amount of $50 million. Through December 31, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $23.1 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to gas distribution operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

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

Nicor Gas Company	Page 22

Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

Nicor Gas Company	Page 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor Gas 2001 Annual Report on Form 10-K/A (Amendment No. 1).

The company has restated its financial statements for 2001, 2000 and 1999 and the interim financial statements for 2002 and 2001. The accompanying financial information presented in this Management’s Discussion and Analysis gives effect to the restatement. For further information about the restatement, see Contingencies – Performance-Based Rate Plan beginning on page 24 and the Notes to the Consolidated Financial Statements – Reclassifications beginning on page 7, – Restatement beginning on page 10 and - Contingencies – Performance-Based Rate Plan beginning on page 16.

RESULTS OF OPERATIONS

Net income for the first quarter of 2002 rose to $32.6 million from $19.9 million in the first quarter of 2001 as lower operating results were more than offset by improved performance-based rate (PBR) plan results, lower net interest expense and increased property sale gains.

Operating revenues.  Operating revenues decreased significantly to $516.5 million in the first quarter of 2002 from $1,344.0 million in 2001 due primarily to the impact of lower natural gas costs, which are passed directly through to customers without markup. The impact of the lower natural gas costs is estimated to be $770 million.

Margin.  Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, decreased $7.3 million to $166.0 million in the first quarter of 2002. Negatively affecting margin in 2002 were lower customer finance charges ($3.2 million) and the impact of lower deliveries resulting from 12 percent warmer weather than the prior year ($6.3 million), the effects of which were offset partially by $3.5 million of weather protection benefits recorded in 2002.

Operating and maintenance.  Operating and maintenance expenses decreased $3.0 million in the first quarter to $49.4 million from $52.4 million in the prior year. The decrease from the prior-year period was due primarily to lower costs of natural gas used to operate company equipment and facilities ($3.0 million), decreased bad debt expense ($2.9 million) and lower information technology costs ($1.0 million). The decreases in the costs to operate company equipment and facilities, and bad debt expense resulted from lower natural gas prices. Partially offsetting these positive factors were smaller pension credits ($3.5 million) and higher health care costs ($1.2 million).

Other income (expense).  Other income (expense) before taxes was $6.3 million in the quarter ended March 31, 2002 compared to $(16.8) million in the first quarter of 2001. The change was primarily the result of a $2.2 million gain from the PBR plan recorded in the first quarter of 2002 compared to a $18.3 million loss recorded in the first quarter of 2001.

Interest expense.  Interest expense for the three-month period ended March 31, 2002 decreased $4.0 million to $9.5 million due to lower average borrowing levels and interest rates. Decreased gas procurement costs contributed to the lower borrowing levels.

Nicor Gas Company	Page 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows.  Net cash flow provided from operating activities decreased $5.0 million to $120.3 million in the first quarter from $125.3 million in the year earlier period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items due to such factors as weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing.  Nicor Gas maintains short-term line of credit agreements with major domestic and foreign banks. At March 31, 2002, these agreements, which serve as backup for the issuance of commercial paper, totaled $410 million and the company had $167 million of commercial paper outstanding.

FACTORS AFFECTING BUSINESS PERFORMANCE

Accounting policies.  The Financial Accounting Standards Board issued key accounting pronouncements in 2001 and in 2002. For further information about these pronouncements, see the Notes to the Consolidated Financial Statements—New Accounting Pronouncements beginning on page 14.

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

Nicor Gas Company	Page 25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor and Nicor Gas have recorded additional charges in the fourth quarter of 2002. The items included in the Report are reflected in the financial statements as follows (amounts pretax):

•	The $15 million of transactions identified in the Report, as noted above. $11.2 million of these customer costs relate to transactions requiring corrections to gas purchase costs or storage volumes from 1999 to 2001. The remaining $4.1 million of the $15.3 million identified in the Report was recorded by Nicor Gas as a PBR plan loss contingency liability in the fourth quarter of 2002. The largest correction relates to a late 1999 wholesale title transfer of natural gas from Nicor Gas’ storage inventory which had increased customers’ gas costs by approximately $6.75 million. The corrections also relate to physical transfers of natural gas between Nicor Gas’ storage fields that were not consistently accounted for under the PBR plan and the improper classification of 2001 weather insurance premiums as cost of gas rather than operating expense. These two items increased customers’ gas costs by a total of $4.45 million. The corrections to gas costs had no direct impact on

Nicor Gas Company	Page 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The adjustments noted above reduced Nicor Gas’ 2001 and 2000 pretax results by $32.6 million and $16.0 million, respectively. The impact of the items listed above resulted in a reduction to net income for 2001 and 2000 of $19.7 million and $9.7 million, respectively. In addition, net income was reduced by $.4 million and $13.2 million for the first quarter of 2002 and 2001, respectively.

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

Nicor Gas Company	Page 27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas’ PBR plan. The named plaintiffs alleged breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The named plaintiffs sought, on behalf of themselves and the purported class, compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiffs and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. On December 4, 2002, the named plaintiffs voluntarily dismissed the case, but indicated an intent to bring their claims before the ICC. Nicor Gas is unable to predict the outcome of any such proceeding or its potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

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

Mercury program.  Future operating results may be impacted by adjustments to the company’s estimated mercury program liability or by mercury-related recoveries. Additional information about this program is presented in the Notes to the Consolidated Financial Statements – Contingencies – Mercury Program beginning on page 19.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements – Contingencies – Manufactured Gas Plant Sites beginning on page 21.

Other contingencies.  The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements – Contingencies beginning on page 16.

Market risk.  The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. There has been no material change in the company’s exposure to market risk since the filing of the 2001 Annual Report on Form 10-K/A (Amendment No. 1).

Nicor Gas Company	Page 28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)

OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

	Three months ended March 31
	2002	2001
Operating revenues (millions)
Sales
Residential	$340.2	$993.2
Commercial	64.3	188.5
Industrial	10.7	29.9

	415.2	1,211.6

Transportation
Residential	3.1	2.9
Commercial	25.7	27.8
Industrial	11.0	12.0
Other	2.5	3.9

	42.3	46.6

Other revenues
Revenue taxes	36.4	66.5
Environmental cost recovery	12.0	10.3
Chicago Hub	3.3	2.8
Other	7.3	6.2

	59.0	85.8

	$516.5	$1,344.0

Deliveries (Bcf)
Sales
Residential	94.7	102.4
Commercial	17.2	19.3
Industrial	3.1	3.1

	115.0	124.8

Transportation
Residential	3.2	3.0
Commercial	39.8	40.9
Industrial	37.7	39.7

	80.7	83.6

	195.7	208.4

Customers at end of period (thousands)
Sales
Residential	1,777.0	1,756.7
Commercial	105.5	101.1
Industrial	6.9	6.7

	1,889.4	1,864.5

Transportation
Residential	58.2	51.3
Commercial	64.7	67.2
Industrial	6.9	7.3

	129.8	125.8

	2,019.2	1,990.3

Other statistics
Degree days	2,723	3,104
Average gas cost per Mcf sold	$2.71	$8.83

Nicor Gas Company	Page 29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For information concerning legal proceedings, see Management’s Discussion and Analysis – Contingencies beginning on page 24 and the Notes to the Consolidated Financial Statements – Contingencies beginning on page 16, which are incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index on page 32 filed herewith.

(b)	The company did not file a report on Form 8-K during the first quarter of 2002.

Nicor Gas Company	Page 30

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Gas Company

Date March 7, 2003	By	/s/ KATHLEEN L. HALLORAN Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Gas Company	Page 31

CERTIFICATIONS

I, Thomas L. Fisher, Chairman and Chief Executive Officer of Nicor Gas Company, certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Nicor Gas Company;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date March 7, 2003	/s/ THOMAS L. FISHER Thomas L. Fisher Chairman and Chief Executive Officer

I, Kathleen L. Halloran, Executive Vice President Finance and Administration of Nicor Gas Company, certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Nicor Gas Company;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date March 7, 2003	/s/ KATHLEEN L. HALLORAN Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Gas Company	Page 32

Exhibit Index

Exhibit Number		Description of Document
3.01	*	Articles of Incorporation of the company. (File No. 1-7296, Form 10-K for 1980, Exhibit 3-01.)

3.02	*	Amendment to Articles of Incorporation of the company. (File No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

3.03	*	By-Laws of the company as amended by the company’s Board of Directors on May 3, 1995. (File No. 1-7296, Form 10-Q for March 1995, Exhibit 3(ii).01.)

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges (As Restated).

99.01		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.