Form 10-Q/A
period 2002-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2003-03-10
CIK 110104

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

Shares of common stock, par value $5, outstanding at February 28, 2003, were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company	Page i

Glossary

Degree day	The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas’ service territory is about 6,000 degree days per year.

ICC	Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.

FERC	Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

Mcf, MMcf, Bcf	Thousand cubic feet, million cubic feet, billion cubic feet.

PBR	Performance-based rate, a regulatory plan that provides economic incentives based on natural gas cost performance.

Nicor Gas Company	Page 1

INTRODUCTORY NOTE

This amendment to Northern Illinois Gas Company (doing business as Nicor Gas Company) Interim Report on Form 10-Q initially filed with the Securities and Exchange Commission on August 14, 2002, is being filed to reflect the restatement of Nicor Gas’ unaudited condensed consolidated financial statements for the quarters and year-to-date periods ended June 30, 2002 and 2001. Certain items were also reclassified within the financial statements. The restatements and reclassifications include adjustments for:

•	Restatements – Results have been restated to correct gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of these adjustments were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors of Nicor Inc. These adjustments increased net income for the quarter and year-to-date periods ended June 30, 2002 by $1.0 million and $.6 million, respectively, and reduced net income for the quarter and year-to-date periods ended June 30, 2001 by $5.4 million and $18.7 million, respectively.

In addition, Nicor Gas has also recorded other miscellaneous adjustments unrelated to the gas purchase errors discussed above. These miscellaneous adjustments increased (decreased) previously reported net income for the quarter and year-to-date periods ended June 30, 2002 by $.9 million and for the quarter and year-to-date periods ended June 30, 2001 by $(.5) million.

•	Reclassifications – Nicor Gas has changed its income statement presentation of the cost of gas used to operate company equipment and facilities, and various other items. These reclassifications had no impact on net income for the quarter and year-to-date periods ended June 30, 2002 and 2001, respectively.

The effects on the financial statements of the matters discussed above are more fully described in the Notes to the Consolidated Financial Statements - Reclassifications and - Restatement sections beginning on page 7.

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

Nicor Gas Company	Page 3

Consolidated Statements of Operations (Unaudited) (As Restated (1))

(millions)

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Operating revenues (includes revenue taxes of $20.4, $20.6, $56.8 and $87.1, respectively)	$282.0	$271.7	$798.5	$1,615.7

Operating expenses
Cost of gas	146.9	141.3	461.9	1,246.7
Operating and maintenance	45.8	41.0	95.2	93.4
Depreciation	22.6	22.0	79.2	77.3
Taxes, other than income taxes	23.3	23.9	63.7	93.8
Mercury-related costs (recoveries)	–	(2.1)	.2	(2.1)
Income taxes	13.3	12.6	30.0	30.1

	251.9	238.7	730.2	1,539.2

Operating income	30.1	33.0	68.3	76.5

Other income (expense)
Other, net	(1.6)	(5.0)	4.7	(21.8)
Income taxes on other income	.7	2.0	(1.8)	8.7

	(.9)	(3.0)	2.9	(13.1)

Interest expense
Interest on debt, net of amounts capitalized	7.9	11.4	17.2	24.6
Other	.4	.4	.5	.7

	8.3	11.8	17.7	25.3

Net income	20.9	18.2	53.5	38.1
Dividends on preferred stock	.1	.1	.2	.2

Earnings applicable to common stock	$20.8	$18.1	$53.3	$37.9

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 4

Consolidated Statements of Cash Flows (Unaudited) (As Restated (1))

(millions)

	Six months ended June 30
	2002	2001
Operating activities
Net income	$53.5	$38.1
Adjustments to reconcile net income to net cash flow provided from operating activities
Depreciation	79.2	77.3
Deferred income tax expense	10.2	9.7
Gain on sale of property, plant and equipment	(3.4)	(.3)
Changes in:
Receivables, less allowances	121.5	267.2
Gas in storage	21.3	4.1
Deferred/accrued gas costs	(73.3)	171.3
Prepaid pension costs	(6.4)	(16.0)
Other assets	4.4	21.7
Accounts payable	(76.0)	(340.9)
Accrued mercury-related costs	(4.2)	(23.8)
Temporary LIFO liquidation	93.5	68.3
Other liabilities	16.2	(8.0)
Other	1.2	0.2

Net cash flow provided from operating activities	237.7	268.9

Investing activities
Capital expenditures	(75.5)	(62.4)
Net proceeds from the sale of property, plant and equipment	3.5	.3

Net cash flow used for investing activities	(72.0)	(62.1)

Financing activities
Net proceeds from issuing long-term debt	49.9	123.7
Disbursements to retire long-term debt	–	(50.0)
Short-term borrowings (repayments), net	(267.0)	(265.6)
Dividends paid	(66.2)	(49.2)
Other	(.4)	(.1)

Net cash flow used for financing activities	(283.7)	(241.2)

Net decrease in cash and cash equivalents	(118.0)	(34.4)
Cash and cash equivalents, beginning of period	137.7	39.7

Cash and cash equivalents, end of period	$19.7	$5.3

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 5

Consolidated Balance Sheets (Unaudited) (As Restated (1))

(millions)

	June 30 2002	December 31 2001	June 30 2001
Assets
Gas distribution plant, at cost	$3,491.9	$3,425.6	$3,353.30
Less accumulated depreciation	1,877.4	1,804.9	1,761.4

	1,614.5	1,620.7	1,591.9

Current assets
Cash and cash equivalents – affiliates	13.2	137.7	.5
Cash and cash equivalents – other	6.5	–	4.8
Receivables, less allowances of $10.0, $9.6 and $17.8, respectively	157.7	280.7	293.6
Receivables – affiliates	12.1	10.6	10.1
Gas in storage, at last-in, first-out (LIFO) cost	10.7	32.0	17.5
Deferred income taxes	35.3	38.2	43.2
Other	7.5	9.4	11.0

	243.0	508.6	380.7

Prepaid pension costs	170.7	164.3	148.3
Other assets	28.0	29.5	23.5

	$2,056.2	$2,323.1	$2,144.4

Capitalization and Liabilities
Capitalization
Long-term debt	$395.9	$446.4	$421.1
Preferred stock	7.0	7.5	7.5
Common equity
Common stock	76.2	76.2	76.1
Paid-in capital	108.1	108.0	108.0
Retained earnings	433.1	400.7	408.2
Accumulated other comprehensive income (loss)	(1.0)	(1.3)	(.8)

	616.4	583.6	591.5

	1,019.3	1,037.5	1,020.1

Current liabilities
Long-term obligations due within one year	100.5	0.5	125.5
Short-term borrowings – other	–	227.0	50.0
Short-term borrowings – affiliates	–	40.0	40.0
Accounts payable	321.7	397.7	250.8
Temporary LIFO liquidation	93.5	–	68.3
Accrued gas costs	34.7	108.0	95.8
Accrued mercury-related costs	4.2	7.0	54.2
Accrued dividends payable	–	45.1	–
Other	24.7	24.5	33.5

	579.3	849.8	718.1

Deferred credits and other liabilities
Deferred income taxes	233.0	223.9	220.4
Regulatory income tax liability	64.4	66.3	68.4
Unamortized investment tax credits	38.0	39.0	40.1
Accrued mercury-related costs	28.6	30.0	–
Other	93.6	76.6	77.3

	457.6	435.8	406.2

	$2,056.2	$2,323.1	$2,144.4

(1)	See Notes to the Consolidated Financial Statements – Reclassifications and – Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 6

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

	June 30 2002	December 31 2001	June 30 2001
Deferred (accrued) gas cost	$(34.7)	$(108.0)	$(95.8)
Regulatory income tax liability	(64.4)	(66.3)	(68.4)
Unamortized loss on reacquired debt	19.5	20.0	14.9
Deferred (accrued) environmental costs	(11.5)	(6.0)	(9.2)

	$(91.1)	$(160.3)	$(158.5)

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other current assets and other current liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at June 30, 2002, December 31, 2001 and June 30, 2001 was $601.3 million, $577.1 million and $553.2 million, respectively.

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the three- and six-month periods ended June 30, 2002 were $19.7 million and $55.2 million, respectively, and $19.7 million and $85.0 million, respectively, for the same periods in 2001.

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

Nicor Gas Company	Page 8

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statements of Operations (Before Restatement)

For the three months ended June 30

	As Previously Classified		As Reclassified
	2002	2001	2002	2001
Operating revenues	$281.5	$271.8	$281.5	$271.8

Operating expenses
Cost of gas	148.3	143.5	146.9	141.3
Operating and maintenance	44.4	37.5	45.8	39.4
Depreciation	22.6	21.7	22.6	22.0
Taxes, other than income taxes	24.1	23.9	24.1	23.9
Mercury-related costs (recoveries)	–	(2.1)	–	(2.1)
Income taxes	12.9	13.4	12.9	13.4

	252.3	237.9	252.3	237.9

Operating income	29.2	33.9	29.2	33.9

Other income (expense)
Other, net	(3.7)	2.9	(3.7)	2.9
Income taxes on other income	1.5	(1.1)	1.5	(1.1)

	(2.2)	1.8	(2.2)	1.8

Interest expense
Interest on debt, net of amounts capitalized	7.9	11.4	7.9	11.4
Other	.1	.2	.1	.2

	8.0	11.6	8.0	11.6

Net income	$19.0	$24.1	$19.0	$24.1

Nicor Gas Company	Page 9

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statements of Operations (Before Restatement)

For the six months ended June 30

	As Previously Classified		As Reclassified
	2002	2001	2002	2001
Operating revenues	$798.2	$1,615.9	$798.2	$1,615.9

Operating expenses
Cost of gas	466.5	1,255.0	461.9	1,246.7
Operating and maintenance	90.8	83.4	95.3	90.7
Depreciation	79.2	76.3	79.2	77.3
Taxes, other than income taxes	64.4	93.9	64.5	93.8
Mercury-related costs (recoveries)	.2	(2.1)	.2	(2.1)
Income taxes	29.7	31.3	29.7	31.4

	730.8	1,537.8	730.8	1,537.8

Operating income	67.4	78.1	67.4	78.1

Other income (expense)
Other, net	3.3	6.7	3.3	6.7
Income taxes on other income	(1.2)	(2.6)	(1.2)	(2.6)

	2.1	4.1	2.1	4.1

Interest expense
Interest on debt, net of amounts capitalized	17.2	24.6	17.2	24.6
Other	.3	.3	.3	.3

	17.5	24.9	17.5	24.9

Net income	$52.0	$57.3	$52.0	$57.3

Nicor Gas Company	Page 10

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Balance Sheets (Before Restatement)

As of June 30

	As Previously Classified (1)		As Reclassified
	2002	2001	2002	2001
Assets
Gas distribution plant	$3,491.9	$3,340.6	$3,491.9	$3,340.6
Less accumulated depreciation	1,877.4	1,760.3	1,877.4	1,760.3

Net property, plant and equipment	1,614.5	1,580.3	1,614.5	1,580.3

Cash and cash equivalents	19.7	5.3	19.7	5.3
Receivables, less allowances	162.8	340.6	162.6	340.6
Receivables – affiliates	12.1	10.1	12.1	10.1
Gas in storage	4.1	14.5	4.1	14.5
Deferred income taxes	22.9	44.5	29.4	43.2
Other	9.8	8.9	7.6	11.1

Total current assets	231.4	423.9	235.5	424.8

Prepaid pension costs	170.7	159.5	170.7	159.5
Other assets	27.9	22.3	28.0	22.3

	$2,044.5	$2,186.0	$2,048.7	$2,186.9

Capitalization and liabilities
Long-term debt	$395.9	$421.1	$395.9	$421.1
Preferred stock	7.0	7.5	7.0	7.5
Common equity	645.2	621.3	645.2	621.3

Total capitalization	1,048.1	1,049.9	1,048.1	1,049.9

Long-term obligations due within one year	100.5	125.5	100.5	125.5
Short-term borrowings	–	90.0	–	90.0
Accounts payable	239.1	222.8	239.1	222.8
Temporary LIFO liquidation	114.6	29.1	114.6	29.1
Accrued gas costs	49.1	142.7	46.8	159.0
Accrued mercury-related costs	4.2	54.2	4.2	54.2
Accrued dividends payable	–	–	–	–
Other	31.1	68.0	37.5	52.6

Total current liabilites	538.6	732.3	542.7	733.2

Deferred income taxes	233.3	220.5	233.3	220.5
Regulatory income tax liability	64.4	68.4	64.4	68.4
Unamortized investment tax credits	38.0	40.1	38.0	40.1
Accrued mercury-related costs	28.6	–	28.6	–
Other	93.5	74.8	93.6	74.8

Total deferred credits and other liabilities	457.8	403.8	457.9	403.8

	$2,044.5	$2,186.0	$2,048.7	$2,186.9

(1)	Reflects revised format to present dividends payable separate from other current liabilities.

Nicor Gas Company	Page 11

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Cost of gas used in company operations.  Nicor Gas has changed its method of reporting the cost of gas used to operate company equipment and facilities. Such gas cost, previously reported in cost of gas, is now reported in operating and maintenance expense, a presentation commonly used in the gas distribution industry. The amounts reclassified for the quarters ended June 30, 2002 and 2001 were $1.4 million and $2.2 million, respectively. The amounts reclassified for the year-to-date periods ended June 30, 2002 and 2001 were $4.6 million and $8.3 million, respectively.

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

Nicor Gas Company	Page 12

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the three months ended June 30, 2002

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$281.5	$.5	$282.0

Operating expenses
Cost of gas	146.9	–	146.9
Operating and maintenance	45.8	–	45.8
Depreciation	22.6	–	22.6
Taxes, other than income taxes	24.1	(.8)	23.3
Mercury-related costs (recoveries)	–	–	–
Income taxes	12.9	.4	13.3

	252.3	(.4)	251.9

Operating income	29.2	.9	30.1

Other income (expense)
Other, net	(3.7)	2.1	(1.6)
Income taxes on other income	1.5	(.8)	.7

	(2.2)	1.3	(.9)
Interest expense
Interest on debt, net of amounts capitalized	7.9	–	7.9
Other	.1	.3	.4

	8.0	.3	8.3

Net income	$19.0	$1.9	$20.9

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 13

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the three months ended June 30, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$271.8	$(.1)	$271.7

Operating expenses
Cost of gas	141.3	–	141.3
Operating and maintenance	39.4	1.6	41.0
Depreciation	22.0	–	22.0
Taxes, other than income taxes	23.9	–	23.9
Mercury-related costs (recoveries)	(2.1)	–	(2.1)
Income taxes	13.4	(.8)	12.6

	237.9	.8	238.7

Operating income	33.9	(.9)	33.0

Other income (expense)
Other, net	2.9	(7.9)	(5.0)
Income taxes on other income	(1.1)	3.1	2.0

	1.8	(4.8)	(3.0)
Interest expense
Interest on debt, net of amounts capitalized	11.4	–	11.4
Other	.2	.2	.4

	11.6	.2	11.8

Net Income	$24.1	$(5.9)	$18.2

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 14

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the six months ended June 30, 2002

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$798.2	$.3	$798.5

Operating expenses
Cost of gas	461.9	–	461.9
Operating and maintenance	95.3	(.1)	95.2
Depreciation	79.2	–	79.2
Taxes, other than income taxes	64.5	(.8)	63.7
Mercury-related costs (recoveries)	.2	–	.2
Income taxes	29.7	.3	30.0

	730.8	(.6)	730.2

Operating income	67.4	.9	68.3

Other income (expense)
Other, net	3.3	1.4	4.7
Income taxes on other income	(1.2)	(.6)	(1.8)

	2.1	.8	2.9
Interest expense
Interest on debt, net of amounts capitalized	17.2	–	17.2
Other	.3	.2	.5

	17.5	.2	17.7

Net income	$52.0	$1.5	$53.5

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 15

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the six months ended June 30, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$1,615.9	$(.2)	$1,615.7

Operating expenses
Cost of gas	1,246.7	–	1,246.7
Operating and maintenance	90.7	2.7	93.4
Depreciation	77.3	–	77.3
Taxes, other than income taxes	93.8	–	93.8
Mercury-related costs (recoveries)	(2.1)	–	(2.1)
Income taxes	31.4	(1.3)	30.1

	1,537.8	1.4	1,539.2

Operating income	78.1	(1.6)	76.5

Other income (expense)
Other, net	6.7	(28.5)	(21.8)
Income taxes on other income	(2.6)	11.3	8.7

	4.1	(17.2)	(13.1)
Interest expense
Interest on debt, net of amounts capitalized	24.6	–	24.6
Other	.3	.4	.7

	24.9	.4	25.3

Net income	$57.3	$(19.2)	$38.1

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 16

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Balance Sheet Restatements

The following summarizes major changes in balance sheet line items:

	As Previously Reported (1)	Adjustments	As Restated
As of June 30, 2002

Assets
Receivables, less allowances	$162.6	$(4.9)	$157.7
Gas in storage	4.1	6.6	10.7
Deferred income taxes	29.4	5.9	35.3
Total assets	2,048.7	7.5	2,056.2

Capitalization and liabilities
Common equity	645.2	(28.8)	616.4
Accounts payable	239.1	82.6	321.7
Temporary LIFO liquidation	114.6	(21.1)	93.5
Accrued gas costs	46.8	(12.1)	34.7
Other current liabilities	37.5	(12.8)	24.7

As of June 30, 2001

Assets
Gas distribution plant	$1,580.3	$11.6	$1,591.9
Receivables, less allowances	340.6	(47.0)	293.6
Gas in storage	14.5	3.0	17.5
Prepaid pension costs	159.5	(11.2)	148.3
Other assets	22.3	1.2	23.5
Total assets	2,186.9	(42.5)	2,144.4

Capitalization and liabilities
Common equity	621.3	(29.8)	591.5
Accounts payable	222.8	28.0	250.8
Temporary LIFO liquidation	29.1	39.2	68.3
Accrued gas costs	159.0	(63.2)	95.8
Other current liabilities	52.6	(19.1)	33.5
Other deferred credits and liabilities	74.8	2.5	77.3

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Gas purchase adjustments.  Results have been restated to reflect corrections of gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of the errors were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors discussed in the Contingencies—Performance-Based Rate Plan note beginning on page 20. These adjustments increased pretax other

Nicor Gas Company	Page 17

Notes to the Consolidated Financial Statements (Unaudited) (continued)

income (expense) by $2.0 million and $1.3 million for the quarter and year-to-date periods ended June 30, 2002, respectively, and reduced pretax other income (expense) by $7.8 million and $28.6 million for the three and six months ended June 30, 2001, respectively, for revised PBR plan results. Also, pretax operating costs increased by $1.0 million and $2.0 million in the 2001 quarter and year-to-date periods, respectively. These adjustments increased net income by $1.0 million and $.6 million for the quarter and year-to-date periods ended June 30, 2002, respectively, and reduced net income by $5.4 million and $18.7 million for the three and six months ended June 30, 2001, respectively. In addition, certain balance sheet accounts were also significantly affected at June 30, 2002 and 2001 including receivables, gas in storage, accounts payable, temporary LIFO liquidation, accrued gas costs and the related tax accounts. These changes are reflected in the Balance Sheet Restatements table on page 16.

Other adjustments.  Nicor Gas has also recorded adjustments related to certain matters other than the gas purchase adjustments discussed above. Those matters included (i) adjustments for refunds to customers of the Nicor Gas Chicago Hub due to billing errors for gas transportation and storage charges, and (ii) adjustments of previously recorded pension expense and capitalized construction-related depreciation to correct computation errors. The adjustments for these other matters increased previously reported net income for both the quarter and year-to-date periods ended June 30, 2002 by $.9 million, and reduced previously reported net income for the three and six months ended June 30, 2001 by $.5 million.

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

ACCRUED UNBILLED REVENUE

Receivables include accrued unbilled revenue of $39.5 million, $88.1 million and $43.9 million at June 30, 2002, December 31, 2001, and June 30, 2001, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) – other, net consists of the following (in millions):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Gains on sale of property, plant and equipment	$—	$.1	$3.4	$.3
PBR plan results	(2.2)	(6.1)	—	(24.4)
Interest income	.5	1.0	1.5	2.2
Other income	.1	.1	.3	.3
Other expense	—	(.1)	(.5)	(.2)

	$(1.6)	$(5.0)	$4.7	$(21.8)

Nicor Gas Company	Page 19

Notes to the Consolidated Financial Statements (Unaudited) (continued)

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FASB Statement No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Net income	$20.9	$18.2	$53.5	$38.1
Other comprehensive income, net of tax	–	–	.3	–

Total comprehensive income	$20.9	$18.2	$53.8	$38.1

Other comprehensive income includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three months ended June 30, 2002 and 2001, net charges from Nicor Gas to affiliates were $2.1 million and $.5 million, respectively, and for the six months ended June 30, 2002 and 2001, net charges from Nicor Gas to affiliates were $4.2 million and $2.6 million, respectively.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three months ended June 30, 2002 and 2001, net charges to Nicor Enerchange were $6.8 million and $9.3 million, respectively, and for the six months ended June 30, 2002 and 2001, net charges to (from) Nicor Enerchange were $10.1 million and $(10.6) million, respectively.

In 2002, Nicor Gas began purchasing engineering and corrosion services from Nicor Technologies, a subsidiary of Nicor. Nicor Gas was charged $1.2 million and $2.3 million for these services for the three-and six-month periods ended June 30, 2002, respectively.

During the second quarter of 2002 Horizon Pipeline, a 50/50 joint venture between Nicor Gas’ parent Nicor and Natural Gas Pipeline Company of America (NGPL), put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. Horizon Pipeline’s capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. In the second quarter of 2002, Horizon Pipeline charged Nicor Gas $1.4 million for natural gas transportation under FERC-approved rates. This transaction has been approved by the ICC.

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

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor Gas recorded charges in the fourth quarter of 2002. Net income was affected for the quarter and year-to-date period ended June 30, 2002 by $1.0 million and $.6 million, respectively, and for the quarter and year-to-date periods ended June 30, 2001, by $(5.4) million and $(18.7) million, respectively.

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

Hub Services.  Nicor Gas offers interstate transportation and storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC in 2002, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas has refunded service fees and interest totaling $1.1 million, and in the fourth quarter of 2002 it accrued $.3 million for additional costs. Refunds were recorded as a reduction to revenues in the periods that original billing occurred.

Nicor Gas Company	Page 22

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Gas Company	Page 23

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced operating expense in the third quarter of 2001, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup, and a lower average cleanup and repair cost. Through June 30, 2002, the company incurred $106.2 million in associated costs, leaving a $32.8 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. In the fourth quarter of 2002, an additional $9 million adjustment lowered the mercury-related reserve and reduced operating expense due to a settlement with a subcontractor’s insurer, which reduced Nicor Gas’ exposure, along with updated

Nicor Gas Company	Page 24

Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Through June 30, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $2.9 million from certain insurance carriers of the company and its independent contractors. In the third quarter of 2002 Nicor Gas recovered, net of related expenses, approximately $20 million from an insurance carrier. In the fourth quarter of 2002, Nicor Gas reached an agreement with a subcontractor’s insurer wherein Nicor Gas received $.7 million for past defense costs. In addition, this insurer has agreed to assume certain future defense costs related to claims against the subcontractor and to pay certain judgments and settlements related to such claims up to an aggregate amount of $50 million. Through December 31, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $23.1 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to gas distribution operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

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

Nicor Gas Company	Page 25

Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

The company has restated its financial statements for 2001, 2000 and 1999 and the interim financial statements for 2002 and 2001. The accompanying financial information presented in this Management’s Discussion and Analysis gives effect to the restatement. For further information about the restatement, see Contingencies – Performance-Based Rate Plan beginning on page 28 and the Notes to the Consolidated Financial Statements – Reclassifications beginning on page 7, – Restatement beginning on page 11 and - Contingencies – Performance-Based Rate Plan beginning on page 20.

RESULTS OF OPERATIONS

Net income for the three and six months ended June 30, 2002 was $20.9 million and $53.5 million, respectively, compared with $18.2 million and $38.1 million, respectively, for the same periods in 2001. Net income for the 2002 quarter reflects the positive effects of increased margin, lower interest expense, and a smaller performance-based rate (PBR) plan loss recorded in the 2002 quarter compared to the prior year quarter. The increase in net income in the 2002 year-to-date period was due primarily to a significant PBR plan loss recorded in 2001 compared to no PBR plan results recorded in the 2002 year-to-date period, and increased property sale gains. Partially offsetting these favorable factors were higher operating and maintenance expenses in both periods and lower margin in the year-to-date period.

Nicor Gas recorded PBR plan losses of $2.2 million and $6.1 million in pretax other income for the second quarter of 2002 and 2001, respectively, and a loss of $24.4 million for the six months ended June 30, 2001. The year-to-date 2002 period does not include any estimated PBR plan results for the 2002 plan year due to the developments described in the Notes to the Consolidated Financial Statements – Contingencies beginning on page 20.

Operating revenues.  Second quarter operating revenues increased from $271.7 million in 2001 to $282.0 million in 2002. The impact of increased deliveries ($55.0 million) positively affected gas distribution revenues in the second quarter of 2002. The increase in deliveries was due mainly to colder weather ($44.1 million). The effects of lower natural gas prices ($30 million) partially offset the impact of increased deliveries in the second quarter of 2002. For the six-month period, operating revenues decreased $817.2 million from $1,615.7 million in 2001 to $798.5 million in 2002. Revenues decreased for the six-month period due primarily to significantly lower average natural gas costs, which are passed directly through to customers without markup. The revenue effect of the lower average natural gas costs on the year-to-date period is estimated to be approximately $790 million.

Margin.  Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, was $115.4 million in the second quarter of 2002 compared to $110.7 million for the same prior year period. For the quarter, higher deliveries resulting from 45 percent colder weather than last year ($4.8 million), and increased demand not related to weather ($3.5 million), were offset by a reduction of weather protection benefits ($2.9 million). For the 2002 six-month period, margin decreased $2.6 million to $281.4 million due primarily to lower revenues from customer finance charges ($5.9 million), which were affected by the lower natural gas prices in 2002. The negative impact on margin of the lower customer finance charges was partially offset by increased demand unrelated to weather ($2.9 million) in the 2002 year-to-date period.

Nicor Gas Company	Page 27

Item 2.	Management’s Discussion and Analysis of Financial Condition

  and Results of Operations (continued)

Operating and maintenance.  Operating and maintenance expense increased from $41.0 million and $93.4 million in the 2001 three- and six-month periods, respectively, to $45.8 million and $95.2 million in 2002. The quarterly increase compared to the prior year was due primarily to higher bad debt expense ($4.1 million) and lower pension credits ($3.6 million). The year-to-date increase related primarily to lower pension credits ($7.1 million) and higher healthcare costs ($1.6 million), which were partially offset by lower company-use gas costs ($3.8 million) in 2002.

Other income (expense).  Other income (expense) before the related taxes increased by $3.4 million to $(1.6) million and by $26.5 million to $4.7 million in the three- and six-month periods, respectively. For both periods, the year-to-year comparisons were positively affected by the negative PBR plan results in 2001. Nicor Gas recorded PBR plan results of $(2.2) million and $(6.1) million in pretax other income (expense) for the second quarter of 2002 and 2001, respectively, and $(24.4) million for the six months ended June 30, 2001. The year-to-date 2002 period no longer includes any estimated PBR plan results for the 2002 plan year due to the developments described in the Performance-Based Rate Plan section beginning on page 28 and the Notes to the Consolidated Financial Statements – Contingencies beginning on page 20. The negative effect of the PBR plan results was partially offset by increased property sale gains ($3.1 million) in the year-to-date period.

Interest expense.  Interest expense for the 2002 three-month period decreased from $11.8 million in 2001 to $8.3 million. For the year-to-date period interest expense decreased from $25.3 million in 2001 to $17.7 million in 2002. The decline in both periods was due to lower average borrowing levels and interest rates. Reduced natural gas costs contributed to the lower borrowing levels.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows.  Net cash flow from operating activities decreased $31.2 million to $237.7 million for the six months ended June 30, 2002 due primarily to changes in working capital items. Working capital can increase or decrease significantly due to certain factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing activities.  The company maintains short-term line of credit agreements with major domestic and foreign banks. At June 30, 2002, these agreements, which serve as backup for the issuance of commercial paper, allowed for borrowings up to $410 million, and the company had no commercial paper borrowings outstanding.

FACTORS AFFECTING BUSINESS PERFORMANCE

Accounting policies.  The Financial Accounting Standards Board issued key accounting pronouncements in 2001 and in 2002. For further information about these pronouncements, see the Notes to the Consolidated Financial Statements – New Accounting Pronouncements beginning on page 17.

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

The Special Committee presented the report of its counsel (Report) to Nicor’s Board of Directors on October 28, 2002. The transmittal letter from the Special Committee to Nicor’s Board of Directors and Mr. Lassar’s Report were filed with the SEC on a Form 8-K on October 31, 2002. The findings of the Report include:

•	Certain transactions increased customer costs in the aggregate amount of approximately $15 million.
•	No improper Nicor affiliated-party transactions or improper hedging activities were identified.
•	Inadvertent accounting errors occurred, sometimes to the benefit of customers and sometimes to the benefit of Nicor Gas.
•	No criminal activity or fraud was identified.

Nicor Gas Company	Page 29

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

In response, the Nicor Board of Directors directed the company’s management to:

•	make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report,
•	undertake a financial statement re-audit of 1999 to 2001 and a review of the first two quarters of 2002,
•	amend any filings with the ICC, the SEC or other regulatory agencies, as necessary,
•	conduct a full audit of management fees paid by the company to third parties during 2000 and 2001,
•	conduct a detailed study of management bonus issues, and
•	conduct a detailed study of the adequacy of internal accounting and regulatory controls.

Having undertaken a re-audit Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor and Nicor Gas have recorded additional charges in the fourth quarter of 2002. The items included in the Report are reflected in the financial statements as follows (amounts pretax):

•	The $15 million of transactions identified in the Report, as noted above. $11.2 million of these customer costs relate to transactions requiring corrections to gas purchase costs or storage volumes from 1999 to 2001. The remaining $4.1 million of the $15.3 million identified in the Report was recorded by Nicor Gas as a PBR plan loss contingency liability in the fourth quarter of 2002. The largest correction relates to a late 1999 wholesale title transfer of natural gas from Nicor Gas’ storage inventory which had increased customers’ gas costs by approximately $6.75 million. The corrections also relate to physical transfers of natural gas between Nicor Gas’ storage fields that were not consistently accounted for under the PBR plan and the improper classification of 2001 weather insurance premiums as cost of gas rather than operating expense. These two items increased customers’ gas costs by a total of $4.45 million. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections do impact PBR plan results, as discussed below, and the weather insurance correction increased 2001 operating and maintenance expense by $2 million.

•	Changes in the timing of certain sales and purchases of natural gas inventory between Nicor Gas and independent third parties during the period December 1999 to the present. Nicor Gas had previously recorded these transactions based upon when it held title to the natural gas, but there are additional criteria that were not applied in determining the accounting treatment, including those set forth in FASB Statement No. 49, Accounting for Product Financing Arrangements, and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. For example, the level of economic interest in or control over the asset must be considered, which changes the timing of recognizing gas purchases and inventory in some of the third-party storage arrangements. In addition, in some instances a portion of the purchase cost is now classified as interest cost. These corrections increased both inventory and accounts payable at December 31, 2001 and 2000. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections do impact PBR plan results, as discussed below, and interest expense increased by $1.0 million and $.6 million in 2001 and 2000, respectively.

•	PBR plan results. Since the calendar-year PBR plan calculations consider the cost of gas charged to customers and volumes withdrawn from inventory, which are both restated, PBR plan results have also changed and were reduced by $23.8 million and $15.4 million in 2001 and 2000, respectively.

Nicor Gas Company	Page 30

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

In addition to the corrections relating to the Report, as a result of management and audit reviews, the company also increased 2001 gas costs for certain transactions which had previously been recorded in the first quarter of 2002. This reduced Nicor Gas’ 2001 PBR plan results by $5.8 million.

The adjustments noted above reduced Nicor Gas’ 2001 and 2000 pretax results by $32.6 million and $16.0 million, respectively. The impact of the items listed above resulted in a reduction to net income for 2001 and 2000 of $19.7 million and $9.7 million, respectively. In addition, net income was increased (reduced) for the quarter and year-to-date period ended June 30, 2002 by $1.0 million and $.6 million, respectively, and for the quarter and year-to-date periods ended June 30, 2001, by $(5.4) million and $(18.7) million, respectively.

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

Nicor Gas Company	Page 31

Item 2.	Management’s Discussion and Analysis of Financial Condition
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

Mercury program.  Future operating results may be impacted by adjustments to the company’s estimated mercury program liability or by mercury-related recoveries. Additional information about this program is presented in the Notes to the Consolidated Financial Statements - Contingencies - Mercury Program beginning on page 22.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements – Contingencies – Manufactured Gas Plant Sites beginning on page 24.

Other contingencies.  The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements - Contingencies beginning on page 20.

Market risk.  The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. There has been no material change in the company’s exposure to market risk since the filing of the 2001 Annual Report on Form 10-K/A (Amendment No. 1).

Nicor Gas Company	Page 32

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (concluded)

OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Operating revenues (millions):
Sales
Residential	$179.2	$171.3	$519.3	$1,164.5
Commercial	35.4	33.5	99.8	222.0
Industrial	6.9	4.0	17.6	33.9

	221.5	208.8	636.7	1,420.4

Transportation
Residential	2.9	2.0	6.0	4.9
Commercial	16.0	14.6	41.7	42.4
Industrial	11.1	11.0	22.1	23.0
Other	2.0	2.0	4.5	6.0

	32.0	29.6	74.3	76.3

Other revenues
Revenue taxes	20.4	20.6	56.8	87.1
Environmental cost recovery	3.4	2.7	15.4	13.1
Chicago Hub	3.2	2.6	6.5	5.4
Other	1.5	7.4	8.8	13.4

	28.5	33.3	87.5	119.0

	$282.0	$271.7	$798.5	$1,615.7

Deliveries (Bcf):
Sales
Residential	31.2	23.5	125.9	125.9
Commercial	6.5	5.0	23.7	24.3
Industrial	1.3	.7	4.5	3.8

	39.0	29.2	154.1	154.0

Transportation
Residential	1.3	.7	4.5	3.8
Commercial	14.6	11.8	54.3	52.7
Industrial	36.2	31.5	73.9	71.1

	52.1	44.0	132.7	127.6

	91.1	73.2	286.8	281.6

Customers at end of period (thousands):
Sales
Residential	1,733.7	1,746.2
Commercial	106.6	97.5
Industrial	6.9	6.4

	1,847.2	1,850.1

Transportation
Residential	103.7	63.3
Commercial	62.4	69.4
Industrial	6.8	7.4

	172.9	140.1

	2,020.1	1,990.2

Other statistics:
Degree days	774	535	3,497	3,639
Average gas cost per Mcf sold	$3.69	$4.76	$2.96	$8.06

Nicor Gas Company	Page 33

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For information concerning legal proceedings, see Management’s Discussion and Analysis – Contingencies beginning on page 28 and the Notes to the Consolidated Financial Statements – Contingencies—beginning on page 20, which are incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index on page 36 filed herewith.

(b)	On May 3, 2002, the company filed a notice of change in auditor on Form 8-K.

Nicor Gas Company	Page 34

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Gas Company

Date March 7, 2003	By /s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Gas Company	Page 35

CERTIFICATIONS

I, Thomas L. Fisher, Chairman and Chief Executive Officer of Nicor Gas Company, certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Nicor Gas Company;

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

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date March 7, 2003	/s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Nicor Gas Company	Page 36

Exhibit Index

Exhibit Number		Description of Document

3.01	*	Articles of Incorporation of the company. (File No. 1-7296, Form 10-K for 1980, Exhibit 3-01.)

3.02	*	Amendment to Articles of Incorporation of the company. (File No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

3.03	*	By-Laws of the company as amended by the company’s Board of Directors on May 3, 1995. (File No. 1-7296, Form 10-Q for March 1995, Exhibit 3(ii).01.)

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges (As Restated).

99.01		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.