Form 10-Q/A
period 2002-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2003-03-10
CIK 110104

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

INTRODUCTORY NOTE

This amendment to Northern Illinois Gas Company (doing business as Nicor Gas Company) Interim Report on Form 10-Q initially filed with the Securities and Exchange Commission on November 12, 2002, is being filed to reflect the restatement of Nicor Gas’ unaudited condensed consolidated financial statements for the quarters and year-to-date periods ended September 30, 2002 and 2001. Certain items were also reclassified within the financial statements. The restatement and reclassifications include adjustments for:

•

Restatements—Results have been restated to correct gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of these adjustments were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors of Nicor Inc. These adjustments affected net income for the quarter and year-to-date periods ended September 30, 2002 by $(.4) million and $.2 million, respectively, and for the quarter and year-to-date periods ended September 30, 2001 by $(2.4) million and $(21.1) million, respectively.

In addition, Nicor Gas has also recorded other miscellaneous adjustments unrelated to the gas purchase errors discussed above. These miscellaneous adjustments had essentially no impact on previously reported net income for the third quarter of 2002 and increased net income by $.9 million for the year-to-date period ended September 30, 2002. These adjustments reduced net income for the quarter and year-to-date periods ended September 30, 2001 by $.3 million and $.8 million, respectively.

•

Reclassifications—Nicor Gas has changed its income statement presentation of the cost of gas used to operate company equipment and facilities, and various other items. These reclassifications had no impact on net income for the quarters and year-to-date periods ended September 30, 2002 and 2001, respectively.

The effects on the financial statements of the matters discussed above are more fully described in the Notes to the Consolidated Financial Statements - Reclassifications and - Restatement sections beginning on page 7.

Caution Concerning Forward-Looking Statements

This document includes certain forward-looking statements about the expectations of Nicor Gas. Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Actual results may differ materially from those indicated in the company’s forward-looking statements due to the direct or indirect effects of the results of legal contingencies (including litigation) and the resolution of those issues, including the effects of an Illinois Commerce Commission review. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas and electricity prices; fair value accounting adjustments; healthcare costs; insurance costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions, results, or adjustments; asset sales and any future mercury-related charges or credits. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor Gas undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Nicor Gas Company	Page 2

PART I—FINANCIAL INFORMATION

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

Nicor Gas Company	Page 3

Consolidated Statements of Operations (Unaudited) (As Restated(1))

(millions)

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Operating revenues (includes revenue taxes of $9.1, $7.9, $66.0 and $95.0, respectively)	$172.7	$152.9	$971.2	$1,768.6

Operating expenses
Cost of gas	65.4	50.1	527.3	1,296.8
Operating and maintenance	48.2	40.8	143.4	134.2
Depreciation	17.0	15.5	96.2	92.8
Taxes, other than income taxes	13.4	11.1	77.1	105.0
Mercury-related costs (recoveries)	(19.7)	(9.2)	(19.5)	(11.4)
Income taxes	14.4	12.7	44.4	42.8

	138.7	121.0	868.9	1,660.2

Operating income	34.0	31.9	102.3	108.4

Other income (expense)
Other, net	1.1	5.2	5.8	(16.6)
Income taxes on other income	(.4)	(2.0)	(2.2)	6.7

	.7	3.2	3.6	(9.9)

Interest expense
Interest on debt, net of amounts capitalized	8.2	10.3	25.4	34.9
Other	.7	.5	1.2	1.2

	8.9	10.8	26.6	36.1

Net income	25.8	24.3	79.3	62.4
Dividends on preferred stock	.1	.1	.2	.3

Earnings applicable to common stock	$25.7	$24.2	$79.1	$62.1

(1)	See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 4

Consolidated Statements of Cash Flows (Unaudited) (As Restated(1))

(millions)

	Nine months ended September 30
	2002	2001
Operating activities
Net income	$79.3	$62.4
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	96.2	92.8
Deferred income tax expense	13.2	7.1
Gain on sale of property, plant and equipment	(3.4)	(3.9)
Changes in:
Receivables, less allowances	147.8	367.1
Gas in storage	(27.7)	(13.7)
Deferred/accrued gas costs	(99.7)	205.9
Prepaid pension costs	(9.6)	(24.0)
Other assets	4.5	22.5
Accounts payable	23.7	(302.8)
Accrued mercury-related costs	(4.8)	(36.5)
Other liabilities	16.1	3.1
Other	2.3	1.0

Net cash flow provided from operating activities	237.9	381.0

Investing activities
Capital expenditures	(118.2)	(101.9)
Net proceeds from the sale of property, plant and equipment	3.5	4.0

Net cash flow used for investing activities	(114.7)	(97.9)

Financing activities
Net proceeds from issuing long-term debt	49.9	197.6
Disbursements to retire long-term debt	—	(227.1)
Short-term borrowings (repayments), net	(77.0)	(156.6)
Dividends paid	(88.3)	(72.3)
Other	(.4)	(.7)

Net cash flow used for financing activities	(115.8)	(259.1)

Net increase in cash and cash equivalents	7.4	24.0
Cash and cash equivalents, beginning of period	137.7	39.7

Cash and cash equivalents, end of period	$145.1	$63.7

(1)See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 5

Consolidated Balance Sheets (Unaudited) (As Restated(1))

(millions)

	September 30 2002	December 31 2001	September 30 2001
Assets
Gas distribution plant, at cost	$3,525.4	$3,425.6	$3,387.6
Less accumulated depreciation	1,885.8	1,804.9	1,773.8

	1,639.6	1,620.7	1,613.8

Current assets
Cash and cash equivalents—affiliates	139.3	137.7	28.0
Cash and cash equivalents—other	5.8	—	35.7
Receivables, less allowances of $10.5, $9.6 and $14.5, respectively	130.7	280.7	192.0
Receivables—affiliates	12.8	10.6	11.8
Gas in storage, at last-in, first-out (LIFO) cost	59.7	32.0	35.3
Deferred income taxes	39.0	38.2	41.8
Other	8.3	9.4	11.7

	395.6	508.6	356.3

Prepaid pension costs	173.9	164.3	156.3
Other assets	27.2	29.5	26.9

	$2,236.3	$2,323.1	$2,153.3

Capitalization and Liabilities
Capitalization
Long-term debt	$396.0	$446.4	$446.0
Preferred stock	7.0	7.5	7.5
Common equity
Common stock	76.2	76.2	76.1
Paid-in capital	108.1	108.0	108.0
Retained earnings	415.8	400.7	409.3
Accumulated other comprehensive income (loss)	(.6)	(1.3)	(.8)

	599.5	583.6	592.6

	1,002.5	1,037.5	1,046.1

Current liabilities
Long-term obligations due within one year	100.5	.5	.5
Short-term borrowings—other	190.0	227.0	159.0
Short-term borrowings—affiliates	—	40.0	40.0
Accounts payable	421.4	397.7	288.9
Accrued gas costs	8.3	108.0	130.4
Accrued mercury-related costs	3.6	7.0	41.5
Accrued dividends payable	21.1	45.1	—
Other	33.0	24.5	40.0

	777.9	849.8	700.3

Deferred credits and other liabilities
Deferred income taxes	240.7	223.9	217.4
Regulatory income tax liability	63.5	66.3	67.5
Unamortized investment tax credits	37.5	39.0	39.6
Accrued mercury-related costs	28.6	30.0	—
Other	85.6	76.6	82.4

	455.9	435.8	406.9

	$2,236.3	$2,323.1	$2,153.3

(1)See Notes to the Consolidated Financial Statements - Reclassifications and - Restatement beginning on page 7.

The accompanying notes are an integral part of these statements.

Nicor Gas Company	Page 6

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

	September 30 2002	December 31 2001	September 30 2001
Deferred (accrued) gas cost	$(8.3)	$(108.0)	$(130.4)
Regulatory income tax liability	(63.5)	(66.3)	(67.5)
Unamortized loss on reacquired debt	19.3	20.0	17.4
Deferred (accrued) environmental costs	(7.5)	(6.0)	(10.1)

	$(60.0)	$(160.3)	$(190.6)

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other current assets and other current liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at September 30, 2002, December 31, 2001 and September 30, 2001 was $613.4 million, $577.1 million and $565.2 million, respectively.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the three- and nine-month periods ended September 30, 2002 were $8.7 million and $63.9 million, respectively, and $7.1 million and $92.2 million, respectively, for the same periods in 2001.

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

Nicor Gas Company	Page 8

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statements of Operations (Before Restatement)

For the three months ended September 30

	As Previously Classified		As Reclassified
	2002	2001	2002	2001
Operating revenues	$172.6	$153.0	$172.6	$153.0

Operating expenses
Cost of gas	66.8	51.5	65.4	50.1
Operating and maintenance	46.8	39.1	48.2	40.5
Depreciation	17.0	15.5	17.0	15.5
Taxes, other than income taxes	13.4	11.0	13.4	11.0
Mercury-related costs (recoveries)	(19.7)	(9.2)	(19.7)	(9.2)
Income taxes	14.6	13.0	14.6	13.0

	138.9	120.9	138.9	120.9

Operating income	33.7	32.1	33.7	32.1

Other income (expense)
Other, net	1.1	8.8	1.1	8.8
Income taxes on other income	(.4)	(3.5)	(.4)	(3.5)

	.7	5.3	.7	5.3

Interest expense
Interest on debt, net of amounts capitalized	8.2	10.3	8.2	10.3
Other	—	.1	—	.1

	8.2	10.4	8.2	10.4

Net income	$26.2	$27.0	$26.2	$27.0

Nicor Gas Company	Page 9

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statements of Operations (Before Restatement)

For the nine months ended September 30

	As Previously Classified		As Reclassified
	2002	2001	2002	2001
Operating revenues	$970.7	$1,768.9	$970.7	$1,768.9

Operating expenses
Cost of gas	533.2	1,306.5	527.3	1,296.8
Operating and maintenance	137.5	122.5	143.5	131.1
Depreciation	96.2	91.8	96.2	92.8
Taxes, other than income taxes	78.0	105.0	77.9	105.1
Mercury-related costs (recoveries)	(19.5)	(11.4)	(19.5)	(11.4)
Income taxes	44.2	44.4	44.2	44.4

	869.6	1,658.8	869.6	1,658.8

Operating income	101.1	110.1	101.1	110.1

Other income (expense)
Other, net	4.4	15.6	4.4	15.6
Income taxes on other income	(1.6)	(6.0)	(1.6)	(6.0)

	2.8	9.6	2.8	9.6

Interest expense
Interest on debt, net of amounts capitalized	25.4	34.9	25.4	34.9
Other	.3	.5	.3	.5

	25.7	35.4	25.7	35.4

Net income	$78.2	$84.3	$78.2	$84.3

Nicor Gas Company	Page 10

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Balance Sheets (Before Restatement)

As of September 30

	As Previously Classified (1)		As Reclassified
	2002	2001	2002	2001
Assets
Gas distribution plant	$3,525.4	$3,374.8	$3,525.4	$3,374.8
Less accumulated depreciation	1,885.8	1,772.8	1,885.8	1,772.8

Net property, plant and equipment	1,639.6	1,602.0	1,639.6	1,602.0

Cash and cash equivalents	145.1	63.7	145.1	63.7
Receivables, less allowances	138.1	243.4	138.0	243.4
Receivables—affiliates	12.8	11.8	12.8	11.8
Gas in storage	12.9	15.4	12.9	15.4
Deferred income taxes	26.6	43.1	33.1	41.8
Other	8.4	11.8	8.4	11.8

Total current assets	343.9	389.2	350.3	387.9

Prepaid pension costs	173.9	167.9	173.9	167.9
Other assets	27.3	25.7	27.2	25.6

	$2,184.7	$2,184.8	$2,191.0	$2,183.4

Capitalization and Liabilities
Long-term debt	$396.0	$446.0	$396.0	$446.0
Preferred stock	7.0	7.5	7.0	7.5
Common equity	628.6	625.1	628.6	625.1

Total capitalization	1,031.6	1,078.6	1,031.6	1,078.6

Long-term obligations due within one year	100.5	.5	100.5	.5
Short-term borrowings	190.0	199.0	190.0	199.0
Accounts payable	285.4	232.2	285.4	232.2
Temporary LIFO liquidation	41.0	5.9	41.0	5.9
Accrued gas costs	15.7	160.4	15.6	160.4
Accrued mercury-related costs	3.6	41.5	3.6	41.5
Accrued dividends payable	21.1	—	21.1	—
Other	39.5	62.1	46.0	60.8

Total current liabilities	696.8	701.6	703.2	700.3

Deferred income taxes	241.0	217.5	241.0	217.5
Regulatory income tax liability	63.5	67.5	63.5	67.5
Unamortized investment tax credits	37.5	39.6	37.5	39.6
Accrued mercury-related costs	28.6	—	28.6	—
Other	85.7	80.0	85.6	79.9

Total deferred credits and other liabilities	456.3	404.6	456.2	404.5

	$2,184.7	$2,184.8	$2,191.0	$2,183.4

(1)	Reflects revised format to present dividends payable separate from other current liabilities.

Nicor Gas Company	Page 11

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Cost of gas used in company operations. Nicor Gas has changed its method of reporting the cost of gas used to operate company equipment and facilities. Such gas cost, previously reported in cost of gas, is now reported in operating and maintenance expense, a presentation commonly used in the gas distribution industry. The amount reclassified for both quarters ended September 30, 2002 and 2001 was $1.4 million. The amounts reclassified for the year-to-date periods ended September 30, 2002 and 2001 were $5.9 million and $9.7 million, respectively.

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

Nicor Gas Company	Page 12

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the three months ended September 30, 2002

	As Previously Reported (1)	Gas Purchase And Other Adjustments	As Restated
Operating revenues	$172.6	$.1	$172.7

Operating expenses
Cost of gas	65.4	—	65.4
Operating and maintenance	48.2	—	48.2
Depreciation	17.0	—	17.0
Taxes, other than income taxes	13.4	—	13.4
Mercury-related costs (recoveries)	(19.7)	—	(19.7)
Income taxes	14.6	(.2)	14.4

	138.9	(.2)	138.7

Operating income	33.7	.3	34.0

Other income (expense)
Other, net	1.1	—	1.1
Income taxes on other income	(.4)	—	(.4)

	.7	—	.7
Interest expense
Interest on debt, net of amounts capitalized	8.2	—	8.2
Other	—	.7	.7

	8.2	.7	8.9

Net income	$26.2	$(.4)	$25.8

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 13

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the three months ended September 30, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$153.0	$(.1)	$152.9

Operating expenses
Cost of gas	50.1	—	50.1
Operating and maintenance	40.5	.3	40.8
Depreciation	15.5	—	15.5
Taxes, other than income taxes	11.0	.1	11.1
Mercury-related costs (recoveries)	(9.2)	—	(9.2)
Income taxes	13.0	(.3)	12.7

	120.9	.1	121.0

Operating income	32.1	(.2)	31.9

Other income (expense)
Other, net	8.8	(3.6)	5.2
Income taxes on other income	(3.5)	1.5	(2.0)

	5.3	(2.1)	3.2
Interest expense
Interest on debt, net of amounts capitalized	10.3	—	10.3
Other	.1	.4	.5

	10.4	.4	10.8

Net income	$27.0	$(2.7)	$24.3

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 14

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the nine months ended September 30, 2002

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$970.7	$.5	$971.2

Operating expenses
Cost of gas	527.3	—	527.3
Operating and maintenance	143.5	(.1)	143.4
Depreciation	96.2	—	96.2
Taxes, other than income taxes	77.9	(.8)	77.1
Mercury-related costs (recoveries)	(19.5)	—	(19.5)
Income taxes	44.2	.2	44.4

	869.6	(.7)	868.9

Operating income	101.1	1.2	102.3

Other income (expense)
Other, net	4.4	1.4	5.8
Income taxes on other income	(1.6)	(.6)	(2.2)

	2.8	.8	3.6
Interest expense
Interest on debt, net of amounts capitalized	25.4	—	25.4
Other	.3	.9	1.2

	25.7	.9	26.6

Net income	$78.2	$1.1	$79.3

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 15

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Consolidated Statement of Operations

For the nine months ended September 30, 2001

	As Previously Reported (1)	Gas Purchase and Other Adjustments	As Restated
Operating revenues	$1,768.9	$(.3)	$1,768.6

Operating expenses
Cost of gas	1,296.8	—	1,296.8
Operating and maintenance	131.1	3.1	134.2
Depreciation	92.8	—	92.8
Taxes, other than income taxes	105.1	(.1)	105.0
Mercury-related costs (recoveries)	(11.4)	—	(11.4)
Income taxes	44.4	(1.6)	42.8

	1,658.8	1.4	1,660.2

Operating income	110.1	(1.7)	108.4

Other income (expense)
Other, net	15.6	(32.2)	(16.6)
Income taxes on other income	(6.0)	12.7	6.7

	9.6	(19.5)	(9.9)
Interest expense
Interest on debt, net of amounts capitalized	34.9	—	34.9
Other	.5	.7	1.2

	35.4	.7	36.1

Net income	$84.3	$(21.9)	$62.4

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 16

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Balance Sheet Restatements

The following summarizes major changes in balance sheet line items:

	As Previously Reported (1)	Adjustments	As Restated
As of September 30, 2002

Assets
Receivables, less allowances	$138.0	$(7.3)	$130.7
Gas in storage	12.9	46.8	59.7
Deferred income taxes	33.1	5.9	39.0
Total assets	2,191.0	45.3	2,236.3

Capitalization and liabilities
Common equity	628.6	(29.1)	599.5
Accounts payable	285.4	136.0	421.4
Temporary LIFO liquidation	41.0	(41.0)	—
Accrued gas costs	15.6	(7.3)	8.3
Other current liabilities	46.0	(13.0)	33.0

As of September 30, 2001

Assets
Gas distribution plant	$1,602.0	$11.8	$1,613.8
Receivables, less allowances	243.4	(51.4)	192.0
Gas in storage	15.4	19.9	35.3
Prepaid pension costs	167.9	(11.6)	156.3
Other assets	25.6	1.3	26.9
Total assets	2,183.4	(30.1)	2,153.3

Capitalization and liabilities
Common equity	625.1	(32.5)	592.6
Accounts payable	232.2	56.7	288.9
Temporary LIFO liquidation	5.9	(5.9)	—
Accrued gas costs	160.4	(30.0)	130.4
Other current liabilities	60.8	(20.8)	40.0
Other deferred credits and liabilities	79.9	2.5	82.4

(1)	Includes certain reclassifications discussed in the Reclassifications section beginning on page 7.

Nicor Gas Company	Page 17

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Gas purchase adjustments. Results have been restated to reflect corrections of gas purchase accounting errors and errors in the computation of performance-based rate (PBR) plan results. Most of the errors were identified through an investigation of Nicor Gas’ natural gas purchases, sales, transportation and storage activities by a special committee of independent directors discussed in the Contingencies—Performance-Based Rate Plan note beginning on page 20. These adjustments for revised PBR plan results had no impact on pretax other income for the three-month period ended September 30, 2002 and resulted in a decrease of $3.7 million for the same period in 2001. For the nine-month periods, these adjustments increased pretax other income by $1.3 million for 2002 and reduced pretax other income by $32.3 million for the same period in 2001. These adjustments resulted in increased pretax operating costs of $2.0 million in the 2001 year-to-date period. These adjustments increased (reduced) 2002 and 2001 quarterly net income by $(.4) million and $(2.4) million, respectively, and increased (reduced) 2002 and 2001 year-to-date net income by $.2 million and by $(21.1) million, respectively. In addition, certain balance sheet accounts were also significantly affected at September 30, 2002 and 2001 including receivables, gas in storage, accounts payable, temporary LIFO liquidation, accrued gas costs and the related tax accounts. These changes are reflected in the Balance Sheet Restatements table on page 16.

Other adjustments. Nicor Gas has also recorded adjustments related to certain matters other than the gas purchase adjustments discussed above. Those matters included (i) adjustments for refunds to customers of the Nicor Gas Chicago Hub due to billing errors for gas transportation and storage charges, and (ii) adjustments of previously recorded pension expense and capitalized construction-related depreciation to correct computation errors. These miscellaneous adjustments had essentially no impact on previously reported net income for the third quarter of 2002 and increased net income by $.9 million for the year-to-date period ended September 30, 2002. These adjustments reduced net income for the quarter and year-to-date periods ended September 30, 2001 by $.3 million and $.8 million, respectively.

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

ACCRUED UNBILLED REVENUE

Receivables include accrued unbilled revenue of $37.8 million, $88.1 million and $38.5 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

OTHER INCOME (EXPENSE)

Other income (expense)—other, net consists of the following (in millions):

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Gains on sale of property, plant and equipment	$—	$3.6	$3.4	$3.9
PBR plan results	—	(.4)	—	(24.8)
Interest income	.5	.9	2.0	3.1
Other income	.6	1.2	.6	1.5
Other expense	—	(.1)	(.2)	(.3)

	$1.1	$5.2	$5.8	$(16.6)

Nicor Gas Company	Page 19

Notes to the Consolidated Financial Statements (Unaudited) (continued)

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FASB Statement No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Net income	$25.8	$24.3	$79.3	$62.4
Other comprehensive income (loss), net of tax	.4	.7	.7	.7

Total comprehensive income	$26.2	$25.0	$80.0	$63.1

Other comprehensive income includes unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three months ended September 30, 2002 and 2001, Nicor Gas had net charges from (to) affiliates of $.4 million and $(.8) million, respectively, and for the nine months ended September 30, 2002 and 2001, net charges from (to) affiliates were $(3.8) million and $(3.4) million, respectively.

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

Having undertaken a re-audit, Nicor and Nicor Gas have restated their 2001, 2000 and 1999 financial statements, and have restated their 2002 and 2001 interim results. In addition, Nicor Gas recorded charges in the fourth quarter of 2002. Net income was affected for the quarter and year-to-date periods ended September 30, 2002 by $(.4) million and $.2 million, respectively, and for the quarter and year-to-date periods ended September 30, 2001 by $(2.4) million and $(21.1) million, respectively.

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

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. A $9 million adjustment lowered the mercury-related reserve and reduced operating expense in the third quarter of 2001, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup, and a lower average cleanup and repair cost. Through September 30, 2002, the company incurred $106.8 million in associated costs, leaving a $32.2 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. In the fourth quarter of 2002, an additional $9 million adjustment lowered the mercury-related reserve and reduced operating expense due to a settlement with a subcontractor’s insurer, which reduced Nicor Gas’ exposure, along with updated estimates of future costs. Through December 31, 2002, the company incurred $106.7

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

Through September 30, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $22.6 million from certain insurance carriers of the company and its independent contractors, including approximately $20 million from an insurance carrier in the third quarter of 2002. In the fourth quarter of 2002, Nicor Gas reached an agreement with a subcontractor’s insurer wherein Nicor Gas received $.7 million for past defense costs. In addition, this insurer has agreed to assume certain future defense costs related to claims against the subcontractor and to pay certain judgments and settlements related to such claims up to an aggregate amount of $50 million. Through December 31, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $23.1 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to gas distribution operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

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

The company has restated its financial statements for 2001, 2000 and 1999 and the interim financial statements for 2002 and 2001. The accompanying financial information presented in this Management’s Discussion and Analysis gives effect to the restatement. For further information about the restatement, see Contingencies—Performance-Based Rate Plan beginning on page 28 and the Notes to the Consolidated Financial Statements—Reclassifications beginning on page 7, —Restatement beginning on page 11 and— Contingencies—Performance-Based Rate Plan beginning on page 20.

RESULTS OF OPERATIONS

Net income for the three and nine months ended September 30, 2002 was $25.8 million and $79.3 million, respectively, compared with $24.3 million and $62.4 million, respectively, for the same periods in 2001.

Operating income was favorably affected in both years by mercury-related credits. Excluding the positive effects of the mercury-related credits, more fully described on page 27, operating income decreased in the 2002 quarter and year-to-date periods due primarily to higher operating and maintenance expenses. Nonoperating results for the quarter decreased due primarily to lower property sale gains in 2002 compared to the prior year period. Nonoperating results for the 2002 year-to-date period improved due largely to the recording of a $24.8 million loss relating to the company’s performance-based rate (PBR) plan in the 2001 year-to-date period. The 2002 year-to-date period does not include any estimated PBR plan results due to the developments described in the Performance-Based Rate Plan section beginning on page 28. Both 2002 periods were positively affected by lower interest expense compared to the prior-year periods.

Operating revenues. Third quarter operating revenues increased from $152.9 million in 2001 to $172.7 million in 2002 due primarily to higher natural gas costs, which are passed directly through to customers without markup. The estimated effect of the higher natural gas costs on revenue in the third quarter of 2002 compared to 2001 was about $20 million. For the nine-month period, operating revenues decreased $797.4 million from $1,768.6 million in 2001 to $971.2 million in 2002 due primarily to significantly lower average natural gas costs in 2002 compared to the same period of 2001. The revenue effect of the lower average natural gas costs was approximately $770 million.

Margin. Margin, defined as operating revenues less cost of gas and revenue taxes, which are both passed directly through to customers without markup, was $98.6 million in the third quarter of 2002 compared to $95.6 million for the same period a year ago. For the quarter, margin was positively affected by increased average rates ($1.4 million) and increased deliveries to power generation facilities ($1.0 million). For the 2002 nine-month period, margin increased slightly to $380.1 million compared to $379.6 million in 2001. For the year-to-date period, the positive effects of higher customer demand unrelated to weather ($4.1 million), increased contributions from the Chicago Hub ($1.4 million) and increased average rates ($1.3 million) were offset by lower revenue from customer finance charges ($6.3 million). The reduction in customer finance charges was related to lower natural gas prices in the first quarter of 2002.

Nicor Gas Company	Page 27

Item 2.    Management’s Discussion and Analysis of Financial Condition

and	Results of Operations (continued)

Operating and maintenance. Operating and maintenance expense for 2002 increased $7.4 million to $48.2 million and $9.2 million to $143.4 million, in the three- and nine-month periods, respectively. The quarterly increase was related to the negative effects of reduced pension credits ($3.6 million), increased liabilities for legal settlements ($3.9 million) and costs related to the PBR plan and other investigations in 2002 ($2.8 million). The year-to-date increase reflects smaller pension credits ($10.7 million), increased liabilities for legal settlements ($3.5 million), the investigation costs ($2.8 million) and increased retiree health care costs ($2.4 million). These year-to-date increases were partially offset by lower company-use gas cost ($3.8 million) in 2002.

Mercury-related costs (recoveries). In the third quarter, Nicor Gas reached an agreement with an insurer wherein the company recovered approximately $20 million of mercury-related costs. A $9 million adjustment lowered the mercury-related reserve and reduced operating expense in the third quarter of 2001, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup, and a lower average cleanup and repair cost. Year-to-date operating results for 2001 also reflected $2.4 million in mercury-related recoveries.

Other income (expense). Other income (expense) before the related taxes decreased by $4.1 million to $1.1 million and increased by $22.4 million to $5.8 million in the three- and nine-month periods, respectively. For the quarter, the decrease reflects lower property sale gains ($3.6 million). Nicor Gas recorded no PBR plan results in the third quarter of 2002 compared to a $.4 million loss in the third quarter of 2001. For the year-to-date period, Nicor Gas recorded no PBR plan results compared with a $24.8 million loss for the same 2001 period. The 2002 periods exclude estimated PBR plan results related to the 2002 plan year due to the developments described in the Performance-Based Rate Plan section beginning on page 28, and in the Notes to the Consolidated Financial Statements—Contingencies beginning on page 20.

Interest expense. Interest expense for the 2002 three-month period decreased from $10.8 million in 2001 to $8.9 million. For the year-to-date period interest expense decreased from $36.1 million in 2001 to $26.6 million in 2002. The decline in both periods was due to lower average borrowing levels and interest rates. Reduced natural gas costs in the first quarter of 2002 compared to 2001 contributed to the lower borrowing levels in the nine-month period.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow from operating activities decreased $142.7 million to $237.9 million for the nine months ended September 30, 2002, due primarily to changes in working capital items. Working capital can increase or decrease significantly due to certain factors including weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Nicor Gas Company	Page 28

Item 2.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Financing activities. As of the filing date of this amended report, Nicor Gas has long-term debt ratings that are among the highest in the gas distribution industry. Because of uncertainties pertaining to the energy industry in general and to the company, as described in the Notes to the Consolidated Financial Statements—Contingencies beginning on page 20, the rating agencies put Nicor Gas’ long-term debt ratings under review for possible downgrade or on credit watch with negative implications in 2002. Moody’s Investors Service and Fitch Ratings have also put the company’s commercial paper on credit watch. On November 5, 2002, Fitch Ratings lowered its rating on Nicor Gas’ long-term debt to AA from AA+. Nicor Gas’ F1+ short-term debt rating was unchanged. Lower ratings could cause higher interest costs.

The company maintains short-term line of credit agreements with major domestic and foreign banks. The company had line of credit agreements with four banks at September 30, 2002. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of up to $334 million through March 31, 2003 and $259 million thereafter through September 30, 2003. At September 30, 2002 the company had $190 million of commercial paper borrowings outstanding. Subsequent to September 30, 2002 the company entered into an additional line of credit agreement allowing for an additional $75 million of borrowings.

Under the company’s 2002/2003 short-term line of credit agreements, if Nicor’s ratio of consolidated total indebtedness to capitalization (including short-term debt) exceeds 65% during the term of the credit facility while there are short-term bank loans outstanding, each bank may at its option declare any amounts due immediately payable and/or terminate its commitment to make advances to the company. The company expects that commercial paper funding will continue to be available in the foreseeable future.

FACTORS AFFECTING BUSINESS PERFORMANCE

Accounting policies. The Financial Accounting Standards Board issued key accounting pronouncements in 2001 and in 2002. For further information about these pronouncements, see the Notes to the Consolidated Financial Statements—New Accounting Pronouncements beginning on page 17. In addition, effective January 1, 2003, Nicor Gas will use a straight-line depreciation method for interim periods, a method used by other companies in its industry. Previously, Nicor Gas allocated depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter.

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

The adjustments noted above reduced Nicor Gas’ 2001 and 2000 pretax results by $32.6 million and $16.0 million, respectively. The impact of the items listed above resulted in a reduction to net income for 2001 and 2000 of $19.7 million and $9.7 million, respectively. In addition, net income was affected for the quarter and year-to-date periods ended September 30, 2002 by $(.4) million and $.2

Nicor Gas Company	Page 31

Item 2.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

million, respectively, and for the quarter and year-to-date periods ended September 30, 2001 by $(2.4) million and $(21.1) million, respectively.

Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts noted above. On December 10, 2002, pursuant to the agreement of all parties, including the company, the ICC issued an order that re-opens the 1999 and 2000 purchase gas adjustment filings for review of certain transactions related to the PBR plan and the ICC consolidated the reviews of the 1999-2002 purchase gas adjustment filings with the PBR plan review. Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor Gas is unable to predict the outcome of the reviews of the PBR plan or the company’s potential exposure thereunder beyond the amounts noted above. Also, due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year.

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

Mercury program. Future operating results may be impacted by adjustments to the company’s estimated mercury program liability or by mercury-related recoveries. Additional information about this program is presented in the Notes to the Consolidated Financial Statements—Contingencies—Mercury Program beginning on page 22.

Nicor Gas Company	Page 32

Item 2.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements—Contingencies—Manufactured Gas Plant Sites beginning on page 24.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements—Contingencies beginning on page 20.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates.

Credit Risk. This section updates the Credit Risk section of the market risk disclosure in Nicor Gas’ 2001 Annual Report on Form

10-K/A (Amendment No. 1).

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

There has been no material adverse change in the company’s exposure to market risk since the filing of the 2001 Annual Report on Form 10-K/A (Amendment No. 1).

Nicor Gas Company	Page 33

Item 2.    Management’s Discussion and Analysis of Financial Condition

and Results of Operations (concluded)

OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Operating revenues (millions):
Sales
Residential	$100.8	$93.5	$620.1	$1,258.0
Commercial	20.3	13.7	120.1	235.6
Industrial	2.1	1.8	19.7	35.8

	123.2	109.0	759.9	1,529.4

Transportation
Residential	4.0	1.8	10.0	6.7
Commercial	12.2	12.1	53.9	54.5
Industrial	13.7	12.8	35.8	35.8
Other	1.0	.7	5.5	6.7

	30.9	27.4	105.2	103.7

Other revenues
Revenue taxes	9.1	7.9	66.0	95.0
Environmental cost recovery	1.7	1.2	17.1	14.3
Chicago Hub	3.6	3.3	10.1	8.7
Other	4.2	4.1	12.9	17.5

	18.6	16.5	106.1	135.5

	$172.7	$152.9	$971.2	$1,768.6

Deliveries (Bcf):
Sales
Residential	13.2	14.8	139.0	140.6
Commercial	3.0	2.6	26.7	26.9
Industrial	.3	.4	4.8	4.3

	16.5	17.8	170.5	171.8

Transportation
Residential	1.1	.5	5.6	4.2
Commercial	8.9	8.6	68.4	61.3
Industrial	42.6	32.3	116.6	103.5

	52.6	41.4	190.6	169.0

	69.1	59.2	361.1	340.8

Customers at end of period (thousands):
Sales
Residential	1,701.5	1,748.0
Commercial	105.0	98.2
Industrial	6.7	6.4

	1,813.2	1,852.6

Transportation
Residential	135.2	59.7
Commercial	63.6	67.5
Industrial	6.8	7.2

	205.6	134.4

	2,018.8	1,987.0

Other statistics:
Degree days	33	85	3,530	3,724
Average gas cost per Mcf sold	$3.84	$2.75	$3.04	$7.51

Nicor Gas Company	Page 34

Item 4.    Controls and Procedures

Immediately following the Signatures section of this Quarterly Report are certifications of the company’s CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This portion of our Quarterly Report on Form 10-Q/A is our disclosure of the results of our controls evaluation referred to in paragraphs (4), (5) and (6) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

In July 2002, in response to allegations that Nicor Gas acted improperly in connection with its performance-based rate plan for natural gas costs, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation and storage, and certain other matters. In addition, following up on the work of the committee, the Nicor Board of Directors later directed Nicor’s management to, among other things, (a) undertake a reaudit of the Nicor and Nicor Gas financial statements for the years 1999 through 2001 and a review of subsequent quarterly periods, (b) amend any filings with the SEC as necessary, and (c) conduct a detailed study of the adequacy of internal accounting and regulatory controls. See Notes to Consolidated Financial Statements—Contingencies.

To assist management in assessing the control environment and related issues associated with Nicor’s natural gas supply, transport, storage and marketing activities, including Nicor Gas Hub administration and Nicor Enerchange trading (“gas supply activities”), Nicor retained a consulting firm with experience in internal controls and the energy industry that is not and has not been the company’s external auditor.

Through this review of gas supply activities (“gas supply review”), it was observed that:

•	Although key controls have been designed to facilitate the complete and accurate capture and processing of gas supply activities, many control activities are not standardized. As such, the reliability and effectiveness of these control processes are dependent on interpretation and execution by business unit personnel.

•	Existing processes provide limited oversight and monitoring to ensure that transaction activities and control procedures are performed reliably and consistent with management expectations.

•	As a result, gas supply activities are not adequately documented, overly dependent on people, and not supported by formal training or communication of controls.

In light of the foregoing, and reflecting the consultant’s work related to gas supply activities, management has concluded that the following steps related to gas supply activities should be undertaken:

•	Enhance the effectiveness of corporate governance and independent oversight of gas supply activities by creating a formal risk management function and expanding senior management oversight through the company’s risk management committee.

•	Enhance senior management monitoring and oversight of gas supply activities by creating formal reporting frameworks designed to effectively communicate performance, existing risk profile/position, and compliance with policies/procedures.

•	Enhance the communication of senior management’s expectations regarding objectives, risk tolerances, and business practices in connection with gas supply activities by creating codified and standardized policies and procedures for these activities.

•	Given the high degree of regulatory oversight and review over gas supply activities, develop formal documentation and retention standards for key decision-making and transaction activities that are subject to regulatory review.

•	For each business unit responsible for gas supply contract negotiation and execution, establish a dedicated contract administration function as well as a contract compliance program.

Nicor Gas Company	Page 35

Item 4.    Controls and Procedures (continued)

•	Develop formal contracting standards, including practices and procedures surrounding contract execution, contract review and approval and contract modification.

In May 2002, the company engaged new accountants, Deloitte & Touche LLP (“D&T”), who were asked in October to audit the company’s 1999, 2000 and 2001 restated financial statements in addition to its audit of 2002 financial statements. In connection with the completion of its audit of, and the issuance of an unqualified report on, Nicor’s and Nicor Gas’ restated financial statements for the years ended December 31, 1999, 2000 and 2001, D&T issued a letter dated February 28, 2003 (the “D&T Letter”), in which it identified to management and the Audit Committee of the Board of Directors certain deficiencies that existed in the design or operation of Nicor Gas’ internal accounting controls which, considered collectively, constituted a material weakness in Nicor Gas’ internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies at Nicor Gas’ regulated gas purchasing operations included significant weaknesses in the design of controls surrounding execution, monitoring and accounting for gas commodity, transportation, storage and related contracts due, in part, to the lack of a centralized independent back office for these activities. D&T also concluded that these weaknesses had resulted in errors that affected gas purchase costs, inventory, regulatory assets and liabilities, and results of the performance-based rate plan, and led to a restatement of Nicor’s and Nicor Gas’ financial statements. D&T has made the following recommendations to Nicor and Nicor Gas with respect to these deficiencies:

•	Establish a centralized, independent back office function for gas supply activities, staffed with an adequate number of appropriately skilled individuals.

•	Charge the gas supply back office function with responsibility for, among other matters, contract analysis to determine correct accounting treatment, ensuring that contract terms are followed, overseeing the contract approval process and contract administration.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q/A, the company carried out an evaluation under the supervision and with the participation of the company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (the “Evaluation”).

During the course of the Evaluation, the company’s principal executive officer and principal financial officer took note of, and considered as part of the company’s disclosure controls and procedures (as defined in the Rule 13a-14 under the Securities Exchange Act of 1934), additional procedures performed and controls instituted by the company (the “Additional Procedures”) to supplement its internal controls in order to mitigate the effect of the weaknesses and deficiencies identified in the gas supply review and the D&T Letter and to prevent misstatements or omissions in its consolidated financial statements resulting from such factors. Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded, as of the date of the Evaluation, that the company’s disclosure controls and procedures, including the Additional Procedures, were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management has considered the matters referred to above, D&T’s recommendations with respect thereto and the gas supply review in connection with management’s general evaluation of the company’s internal controls in particular and its disclosure controls and procedures generally. The company has accepted the recommendations identified in the D&T Letter and in the gas supply review. The company’s

Nicor Gas Company	Page 36

Item 4.    Controls and Procedures (concluded)

management has assigned a high priority to the short-term and long-term correction of the internal control weaknesses and deficiencies identified by D&T and in the gas supply review, and has implemented and continues to implement changes to the company’s policies, procedures, systems and personnel to address these issues. The company’s management is in the process of implementing the following changes based upon the D&T Letter and the gas supply review:

•	The company will dedicate additional internal audit and external resources to the assessment of the internal controls of the company.

•	New policies with respect to the approval and authorization of all transactions related to gas supply activities and affiliated transactions are being developed and adopted.

•	Additional gas supply purchasing testing was performed to verify that prices are consistent with market rates.

•	Personnel in gas supply accounting will now report directly to the company’s Controller.

•	The company’s Risk Management Committee has increased its oversight level, and a new Chief Risk Officer position is being established.

•	An outside consultant has been retained to coordinate documentation and implementation of appropriate processes, procedures and controls changes, and has been assigned a number of full-time employees to assist in this process.

•	The company will implement controls designed to ensure compliance with regulatory rules and mandates.

•	A review of contract administration processes is underway to develop and implement a more effective method of contract administration, including documentation of related policies and procedures.

The company will continue to evaluate and implement corrective actions to improve the effectiveness of its disclosure controls and procedures, and will take further actions as dictated by such continuing reviews. These actions will include additional procedures to supplement its internal controls in order to prevent misstatements or omissions in its financial statements resulting from factors such as the weaknesses and deficiencies identified in the gas supply review and the D&T Letter. The steps taken and to be taken to correct the weaknesses and deficiencies identified in the gas supply review and the D&T Letter have constituted and will constitute significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

For information concerning legal proceedings, see Management’s Discussion and Analysis—Contingencies beginning on page 28 and the Notes to the Consolidated Financial Statements—Contingencies beginning on page 20, which are incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

(a	)	See Exhibit Index on page 40 filed herewith.

(b	)	On August 14, 2002, the company filed a Form 8-K including CEO/CFO certifications.

Nicor Gas Company	Page 37

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOR GAS COMPANY

/S/ KATHLEEN L. HALLORAN
Kathleen L. Halloran
Executive Vice President
Finance and Administration

Date: March 7, 2003

Nicor Gas Company	Page 38

Certification

I, Thomas L. Fisher, Chairman and Chief Executive Officer of Nicor Gas Company, certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Nicor Gas Company;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ THOMAS L. FISHER
Thomas L. Fisher Chairman and Chief Executive Officer

Date: March 7, 2003

Nicor Gas Company	Page 39

Certification

I, Kathleen L. Halloran, Executive Vice President Finance and Administration of Nicor Gas Company, certify that:

1)	I have reviewed this quarterly report on Form 10-Q/A of Nicor Gas Company;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ KATHLEEN L. HALLORAN
Kathleen L. Halloran Executive Vice President Finance and Administration

Date: March 7, 2003

Nicor Gas Company	Page 40

Exhibit Index

Exhibit Number		Description of Document

3.01	*	Articles of Incorporation of the company. (File No. 1-7296, Form 10-K for 1980, Exhibit 3-01.)

3.02	*	Amendment to Articles of Incorporation of the company. (File No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

3.03	*	By-Laws of the company as amended by the company’s Board of Directors on May 3, 1995. (File No. 1-7296, Form 10-Q for March 1995, Exhibit 3(ii).01.)

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges (As Restated).

99.01		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.