Form 10-K
period 2002-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2003-03-28
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

All shares of common stock are owned by Nicor Inc.

Table of Contents

Item No.

	Part I
1.	Business	1
2.	Properties	3
3.	Legal Proceedings	4
4.	Submission of Matters to a Vote of Security Holders	*
	Part II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters	4
6.	Selected Financial Data	*
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
7A.	Quantitative and Qualitative Disclosures about Market Risk	18
8.	Financial Statements and Supplementary Data	19
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
	Part III
10.	Directors and Executive Officers of the Registrant	*
11.	Executive Compensation	*
12.	Security Ownership of Certain Beneficial Owners and Management	*
13.	Certain Relationships and Related Transactions	*
14.	Controls and Procedures	41
	Part IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	44
	Signatures	46
	Certifications	47
	Supplemental Information	49
	Exhibit Index	50

*	The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required item.

Glossary

Degree day	The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas’ service territory is about 6,000 degree days.
FERC	Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
ICC	Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf	Thousand cubic feet, million cubic feet, billion cubic feet.
PBR	Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance.

i

PART I

Item 1. Business

Northern Illinois Gas Company (doing business as Nicor Gas Company), an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor Inc., a holding company. Certain terms used herein are defined in the glossary on page i.

GENERAL

Nicor Gas, a regulated natural gas distribution utility, is one of the nation’s largest distributors of natural gas. The company serves 2 million customers, in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company’s service territory is diverse and has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. In 2002, residential customers accounted for approximately 45 percent of natural gas deliveries, while commercial and industrial customers accounted for about 25 percent and 30 percent, respectively. The company’s large residential customer base provides relative stability during weak economic periods. In addition, Nicor Gas’ industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. See Management’s Discussion and Analysis — Operating Statistics on page 8 for operating revenues, deliveries and number of customers by customer classification. The company has approximately 2,300 employees.

Natural gas deliveries are seasonal since about one-half are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. Since 2000, Nicor Gas has purchased earnings protection against the impact of significantly warmer weather. To partially offset the cost of this protection, beginning in 2002 Nicor Gas agreed to pay its counterparty if weather was colder than an approximate normal. Thus far for 2003, weather protection has been purchased for only the first quarter and the agreement stipulates that the maximum payment received or amount paid out will not exceed $5 million.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, less than 10 percent of the agreements will expire within five years.

As described in Management’s Discussion and Analysis – Customer Choice of Commodity Supplier on page 12, all Nicor Gas customers now have the option of purchasing their own gas supplies for delivery by Nicor Gas. Large transportation customers also have options that include the use of Nicor Gas’ storage system and the ability to choose varying supply backup facilities. While Nicor Gas receives less revenue for transportation service as compared to gas sales service, the company receives a margin generally comparable to gas sales service for transportation service with full supply backup.

Nicor Gas also has several nontraditional activities, including the Chicago Hub, which provides natural gas storage and transmission-related services to marketers, other gas distribution companies and electric power-generation facilities.

SOURCES OF NATURAL GAS SUPPLY

Nicor Gas purchases natural gas supplies in the open market by contracting directly with producers and marketers. Pipeline transportation and purchased storage services are regulated by the Federal Energy Regulatory Commission (FERC). Firm pipeline capacity and purchased storage services held by the

Item 1. Business (continued)

company that are temporarily not needed can be released in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company’s cost of gas charged to customers.

The company’s peak-day requirements are met through utilization of company-owned storage facilities, firm pipeline capacity, purchased storage services and other supply sources, arranged by either Nicor Gas or its customers. Nicor Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company believes natural gas supply availability will be sufficient to meet market demands in the foreseeable future.

Natural gas supply. Nicor Gas maintains a diversified portfolio of natural gas supply contracts. Firm supply contracts are diversified by supplier, producing region, quantity and available transportation. Contract pricing is generally tied to published price indices so as to approximate current market prices. The contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day and are typically negotiated annually.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about one-half of the company’s total gas purchases in the last three years.

As noted previously, customers served under the company’s transportation service tariffs purchase their own gas supplies. About one-half of the gas delivered by the company in 2002 was purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America. The company’s primary firm transportation contracts are with: Natural Gas Pipeline Company of America, Northern Natural Gas Company, Tennessee Gas Pipeline Company, Midwestern Gas Transmission Company and ANR Pipeline. All of the capacity covered by these contracts will expire by 2004. In the first quarter of 2003, Nicor Gas renewed several of these contracts beyond 2004.

Storage. Nicor Gas owns and operates seven underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 140 Bcf of top storage capacity, the system is designed to meet about 55 percent of the company’s estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas purchases about 40 Bcf of storage service. Storage provides supply flexibility and improves the reliability of deliveries.

COMPETITION/DEMAND

Nicor Gas is one of the largest utility energy suppliers in Illinois, delivering about one-third of all utility energy consumed in the state. Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas. The company’s natural gas services compete with other forms of energy, such as electricity and oil, based on such factors as price, service, reliability and environmental impact. Significant factors that impact demand for natural gas include weather, economic conditions and price. While natural gas prices fluctuated greatly over the last several years, Nicor Gas has traditionally maintained a pricing advantage over electricity and expects to maintain an advantage in the foreseeable future.

Additional information on competition and demand is presented in Management’s Discussion and Analysis — Factors Affecting Business Performance beginning on page 10.

Item 1. Business (concluded)

REGULATION

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

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounted for approximately 75 percent of a typical residential customer’s annual bill in the last three years. The company’s cost of gas is passed on to the customer without markup.

Nicor Gas’ performance-based rate (PBR) plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under ICC review. Additional information on the plan is presented in Management’s Discussion and Analysis — Performance-Based Rate Plan beginning on page 14.

The company’s Customer Select® program offers customers a choice of natural gas suppliers. Additional information on the program is presented in Management’s Discussion and Analysis — Customer Choice of Commodity Supplier on page 12.

ENVIRONMENTAL MATTERS

For information on environmental matters, see Management’s Discussion and Analysis — Contingencies beginning on page 14 and the Notes to the Consolidated Financial Statements — Contingencies beginning on page 34.

AVAILABLE INFORMATION

Nicor Gas files various reports with the Securities and Exchange Commission (SEC). The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 15 (d) of the Securities Exchange Act of 1934. Nicor Gas makes all of these reports available without charge to the public on Nicor’s web site at www.nicor.com as soon as reasonably practicable after Nicor Gas files them with, or furnishes them to, the SEC.

Additional information about Nicor Gas’ business is presented in Management’s Discussion and Analysis beginning on page 11.

Item 2. Properties

The company’s properties are located in the territory described under Item 1, Business, and are suitable, adequate and utilized in its operations.

The gas distribution, transmission and storage system includes approximately 31,000 miles of steel, plastic and cast iron main; approximately 28,000 miles of steel, plastic/aluminum composite, plastic and copper service pipe connecting the mains to customers’ premises; and seven underground storage fields.

Item 2. Properties (concluded)

Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software, and office equipment.

Most of the company’s distribution and transmission property, and underground storage fields are located on property owned by others and used by the company through easements, permits or licenses. The company owns most of the buildings housing its administrative offices and the land on which they sit.

Substantially all properties are subject to the lien of the indenture securing the company’s first mortgage bonds.

Item 3. Legal Proceedings

See Management’s Discussion and Analysis — Contingencies beginning on page 14 and the Notes to the Consolidated Financial Statements — Contingencies beginning on page 34, which are incorporated herein by reference.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

All of the outstanding common stock of Nicor Gas is owned by Nicor Inc. There is no public trading market for the company’s common stock. During 2002 and 2001, the company declared dividends on its common stock totaling $85 million and $90 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas’ operating results and financial condition from 2000 to 2002, and to discuss business trends and uncertainties that might affect Nicor Gas. Certain terms used herein are defined in the glossary on page i.

RESULTS OF OPERATIONS

Nicor Gas’ net income was $109.1 million, $98.8 million and $12.6 million in 2002, 2001 and 2000, respectively.

Nicor Gas’ net income was significantly impacted by the effects of Nicor Gas’ mercury inspection and repair program in 2002, 2001 and 2000. A charge of $148 million was recorded as operating expense in 2000 to establish a reserve related to the program. In 2002 and 2001, the recognition of partial recoveries from insurers and contractors and reserve reductions lowered operating expenses by $29.0 million and $12.2 million, respectively. For details of Nicor Gas’ mercury inspection and repair program, see the Notes to the Consolidated Financial Statements – Mercury Program beginning on page 37.

Net income was higher in 2002 compared with 2001 due primarily to insurance recoveries related to the mercury inspection and repair program, increased natural gas deliveries, lower losses related to a performance-based rate (PBR) plan, and decreased interest expense. Overall results were negatively impacted by higher operating costs, including lower pension credits, increased legal and accounting costs in 2002, higher depreciation and higher health care costs.

Net income was significantly higher in 2001 compared with 2000 reflecting changes in mercury-related costs and recoveries, greater customer finance charges and increased contributions from the Chicago Hub, which provides gas supply-related services. These improvements more than offset the impact of reduced natural gas deliveries, certain increased operating expenses related to higher average natural gas prices, greater losses from the company’s PBR plan and increased depreciation.

Operating revenues. Operating revenues decreased from $2,105.6 million in 2001 to $1,594.8 million in 2002 due primarily to significantly lower average natural gas costs, which are passed directly through to customers without markup. The revenue effect of the lower average natural gas costs is estimated to be approximately $575 million. The revenue effect of the lower natural gas costs was partially offset by the impact of colder weather on deliveries ($85.2 million) in 2002 compared to 2001.

Operating revenues increased $222.1 million in 2001 due primarily to significantly higher average natural gas costs and related revenue taxes, which are both generally passed directly through to customers without markup. The revenue effect of the higher average natural gas costs in 2001 compared to 2000 is approximately $300 million. Partially offsetting the effect of the higher average 2001 natural gas costs were the estimated effects of lower deliveries ($134 million) due to warmer weather, energy conservation and economic conditions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Margin. Nicor Gas utilizes a measure it refers to as “margin” to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include gas costs, which are passed directly through to customers without markup, and revenue taxes, for which Nicor Gas earns only a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas and many other gas utility companies exclude these items in evaluating performance. A reconciliation of gas distribution revenues and margin is as follows (in millions):

	2002	2001	2000

Revenues	$1,594.8	$2,105.6	$1,883.5
Cost of gas	(970.1)	(1,477.5)	(1,270.0)
Revenue tax expense	(92.4)	(109.0)	(100.0)

Margin	$532.3	$519.1	$513.5

Margin increased $13.2 million in 2002. Contributing to the 2002 improvement were the positive effects of increased natural gas deliveries unrelated to weather ($6.6 million) and colder weather ($4.3 million), and increased contributions from the Chicago Hub ($2.3 million), which provides gas supply-related services. These positive factors were partially offset by lower revenues from customer finance charges ($4.8 million). The reduction of revenues from customer finance charges is related to lower levels of customer receivables arising from reduced natural gas prices in 2002.

Positively affecting margin for 2001 compared to 2000 were greater customer finance charges ($7.1 million) and larger contributions from the Chicago Hub ($6.9 million). Lower customer demand ($12.4 million) negatively impacted results in 2001. Reduced customer demand for natural gas in 2001 resulted from warmer weather, energy conservation and economic conditions. The negative impact of warmer weather in 2001 versus 2000 ($5.1 million) was partially offset by benefits from the company’s weather hedge ($4.2 million).

Operating and maintenance. Operating and maintenance expense for 2002 and 2001 was $199.6 million and $177.1 million, respectively. The $22.5 million increase reflects smaller pension credits ($14.1 million), increased legal and accounting costs related primarily to the PBR plan review ($8.7 million) and increased health care costs ($5.0 million). These increases were partially offset by lower natural gas costs to operate company equipment and facilities ($4.2 million).

Operating and maintenance expenses increased by $10.7 million in 2001 to $177.1 million. The increase was due primarily to higher bad debt expenses ($6.7 million) and the higher costs of natural gas used to operate company equipment and facilities ($4.8 million) in 2001 resulting from higher natural gas prices. Partially offsetting these increases were higher pension credits ($3.7 million) in 2001 compared to 2000. The higher bad debt expense and company-use gas cost in 2001 were due primarily to unusually high natural gas prices in the fourth quarter of 2000 and the first quarter of 2001.

Operating and maintenance expense included pension credits of $9.2 million, $23.3 million and $19.6 million in 2002, 2001 and 2000, respectively. For more details concerning fluctuations in the pension credits, see the Factors Affecting Business Performance – Gas Distribution – Pension Investment Returns section on page 12.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mercury-related costs (recoveries). Mercury-related costs (recoveries) reflect the estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. In 2002, Nicor Gas reached an agreement with an insurer whereby the company recovered approximately $20 million of mercury-related costs. In both 2002 and 2001, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense. Operating income for 2001 also reflected $3.2 million in mercury-related recoveries. The $148 million of mercury-related costs in 2000 represents the original charge to establish the mercury program reserve. Additional information about the company’s mercury inspection and repair program is presented in the Notes to the Consolidated Financial Statements — Contingencies — Mercury Program beginning on page 37.

Other income (expense). Pretax other income (expense) increased $7.0 million in 2002. Contributing to the 2002 improvement were lower PBR plan losses compared to 2001 ($10.7 million). Additional information related to the PBR plan is described in the Contingencies — Performance-Based Rate Plan section beginning on page 34. Other income for 2002 was negatively impacted by lower interest income ($1.6 million) compared to 2001.

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

Interest expense. Interest on debt decreased $10.3 million in 2002 due to lower average borrowing levels and interest rates in 2002 compared to 2001. Interest expense increased $1.3 million in 2001 due primarily to increased average borrowing levels.

Income taxes. The 4 percent effective income tax rate for 2000 varied from its historical level of about 37 percent due to the effect of the unusual charge related to the mercury program. Lower pretax income typically results in a lower effective income tax rate because tax credits and other permanent tax differences represent a larger share of pretax income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics

	2002	2001	2000

Operating revenues (millions)
Sales
Residential	$1,057.4	$1,486.4	$1,353.9
Commercial	209.4	274.6	236.0
Industrial	32.5	41.5	37.0

	1,299.3	1,802.5	1,626.9

Transportation
Residential	16.3	9.5	6.7
Commercial	75.6	75.0	78.9
Industrial	45.8	45.6	47.5
Other	7.6	7.5	6.2

	145.3	137.6	139.3

Other revenues
Revenue taxes	95.3	112.3	101.7
Environmental cost recovery	24.6	15.6	(4.0)
Chicago Hub	15.4	13.0	6.1
Other	14.9	24.6	13.5

	150.2	165.5	117.3

	$1,594.8	$2,105.6	$1,883.5

Deliveries (Bcf)
Sales
Residential	212.9	201.5	219.0
Commercial	41.6	37.2	38.4
Industrial	6.9	5.9	6.2

	261.4	244.6	263.6

Transportation
Residential	11.0	6.1	4.4
Commercial	97.5	89.2	94.0
Industrial	149.2	135.3	163.9

	257.7	230.6	262.3

	519.1	475.2	525.9

Year-end customers (thousands)
Sales
Residential	1,733.6	1,766.5	1,746.3
Commercial	108.9	102.7	98.9
Industrial	7.0	6.7	6.6

	1,849.5	1,875.9	1,851.8

Transportation
Residential	126.8	58.1	52.8
Commercial	62.4	66.0	68.7
Industrial	6.7	7.1	7.4

	195.9	131.2	128.9

	2,045.4	2,007.1	1,980.7

Other statistics
Degree days	5,779	5,422	5,717
Average gas cost per Mcf sold	$3.67	$6.00	$4.78

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

Operating cash flows. Net cash flow provided from operating activities was $221.7 million, $437.5 million and $201.6 million in 2002, 2001 and 2000, respectively. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items because of factors including weather, the price of natural gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Investing activities. Capital expenditures were $169.5 million in 2002 compared with $149.8 million in 2001 and $124.6 million in 2000. The increase in 2002 capital expenditures was related to the acquisition of a compressor at a storage facility and higher capitalized employee benefit costs. Capital expenditures were higher in 2001 than in 2000 due primarily to increased information technology projects and improvements to the company’s operating system. Capital spending in 2003 is expected to be about $160 million.

Financing activities. As of the filing date of this report, Nicor Gas has long-term debt ratings that are among the highest in the gas distribution industry. Because of uncertainties pertaining to the energy industry in general and to the company, as described in the Notes to the Consolidated Financial Statements — Contingencies beginning on page 34, the rating agencies put Nicor Gas’ long-term debt ratings under review for possible downgrade or on credit watch with negative implications in 2002. Moody’s Investors Service and Fitch Ratings have also put the company’s commercial paper on credit watch. On November 5, 2002, Fitch Ratings lowered its rating on Nicor Gas’ long-term debt to AA from AA+. Nicor Gas’ F1+ short-term debt rating was unchanged. Lower ratings could cause higher interest costs. Nicor Gas’ financial statistics at December 31 include:

	2002	2001	2000

Long-term debt, net of current maturities, as a percent of capitalization	39.2%	43.0%	37.3%
Times interest earned, before income taxes	5.7	4.4	1.3

Interest coverage for 2000 was negatively affected by the unusual mercury-related charge.

Long-term debt. Nicor Gas is in compliance with its debt covenants and believes it will remain so even if its debt ratings are lowered. Nicor Gas’ debt agreements do not include ratings triggers or material adverse change provisions. Net proceeds from securities issued are typically used for refinancing outstanding debt, construction programs to the extent not provided by internally generated funds, and general corporate purposes.

In April 2002, Nicor Gas issued $50 million of 3 percent unsecured notes due in April 2003 with the proceeds to be used for general corporate purposes. Nicor Gas plans to refinance at least $100 million of long-term debt in 2003.

In 2001, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2006 at 5.55%, $75 million due in 2008 at 5.875%, $75 million due in 2011 at 6.625%, and $50 million due in 2016 at 7.2%. Retirements of First Mortgage Bonds in 2001 were as follows: $75 million due in 2001 at 6.45%, $50

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

million due in 2002 at 6.75%, $50 million due in 2021 at 8.875%, and $50 million due in 2025 at 7.26%. During 2001, Nicor Gas also retired $50 million of variable-rate unsecured notes. As a result of these activities, Nicor Gas’ weighted average interest rate for long-term debt at December 31, 2001 was 6.3% compared with 6.8% at December 31, 2000.

In January 2000, Nicor Gas issued $50 million of variable-rate unsecured notes due in 2001 at an initial rate of 6.11% to fund the redemption of $50 million of unsecured notes at 5.065% due in 2000.

Short-term debt. At December 31, 2002, the company had line of credit agreements with five major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of up to $409 million through March 31, 2003 and $334 million thereafter through September 30, 2003. At December 31, 2002 the company had $315 million of commercial paper borrowings outstanding. Nicor Gas had $227 million of commercial paper outstanding at year-end 2001. Under the company’s 2002/2003 short-term line of credit agreements, if Nicor Inc.’s ratio of consolidated total indebtedness to capitalization (including short-term debt) exceeds 65% during the term of the credit facility while there are short-term bank loans outstanding, each bank may at its option declare any amounts due immediately payable and/or terminate its commitment to make advances to the company. The company expects that commercial paper funding will continue to be available in the foreseeable future.

Common and preferred stock. The company paid dividends of $109.4 million, $72.3 million and $106.4 million in 2002, 2001 and 2000, respectively.

Commitments. For a summary of Nicor Gas’ contractual obligations, refer to the Notes to the Consolidated Financial Statements — Contractual Obligations on page 34.

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

The selection of accounting methods and the use of estimates affect Nicor Gas’ reported results and financial condition. The company has adopted several significant accounting policies that are important to understanding its financial statements and are described in the Notes to the Consolidated Financial Statements — Accounting Policies beginning on page 26. Management is also required to make significant estimates, which are similarly described in the footnotes.

Although there are numerous areas in which Nicor Gas’ management makes significant estimates or judgments, it believes its critical estimates or judgments involve derivative instruments, unbilled revenues, credit risk and loss contingencies because they are susceptible to material change and could materially impact Nicor Gas’ financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nicor Gas is required to estimate credit risk in establishing allowances for doubtful accounts. Actual credit losses could vary materially from Nicor Gas’ estimates. Nicor Gas’ estimated allowance for doubtful accounts at December 31, 2002, was $14.4 million.

Nicor Gas records loss contingencies as liabilities when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Nicor Gas is involved in various legal proceedings and exposed to various loss contingencies (see discussion in Contingencies beginning on page 14 and the Notes to the Consolidated Financial Statements — Contingencies beginning on page 34). These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its estimates. Of particular note is the PBR plan contingency described beginning on page 14 and in the Notes to the Consolidated Financial Statements – Contingencies – Performance-Based Rate Plan beginning on page 34.

Gas distribution. Nicor Gas, a regulated natural gas distribution utility, serves two million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region’s economy is diverse and has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 2002, residential, commercial and industrial customers accounted for approximately 45 percent, 25 percent and 30 percent of natural gas deliveries, respectively.

Weather. Since about one-half of gas deliveries are used for space heating, fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. Since 2000, Nicor Gas has purchased earnings protection against the impact of significantly warmer weather. To partially offset the cost of this protection, beginning in 2002 Nicor Gas agreed to pay its counterparty if weather is colder than an approximate normal. Thus far for 2003, weather protection has been purchased for only the first quarter and the agreement stipulates that the maximum payment received or amount paid out will not exceed $5 million.

Demand and natural gas prices. In addition to the impact of weather, significant changes in economic conditions or natural gas prices can impact customer gas usage. However, Nicor Gas’ large residential customer base provides relative stability during weak economic periods, and the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. Nicor Gas’ growth in natural gas deliveries has traditionally come from customer additions and increased usage by existing commercial and industrial customers, including power-generation facilities. Although commercial and industrial deliveries declined in 2001, they increased in 2002 and the company anticipates continued long-term growth attributable to these factors. A partial offset is expected as customers install more energy-efficient equipment.

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

Customer choice of commodity supplier. The company’s Customer Select® program offers customers a choice of natural gas suppliers. Nicor Gas made its Customer Select program available to all residential customers beginning in March 2002. Previously, supplier choice was available to only industrial customers and, under a Customer Select pilot program, all commercial customers and about 15 percent of residential customers. In the program’s first four years, about one-third of eligible business customers and one-quarter of eligible residential customers signed up. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas’ distribution margin because natural gas costs are passed directly through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Customer credit risk. Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class. The company believes that it maintains prudent credit policies, subject to ICC regulations. Customers also have options to help them manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year. However, high natural gas prices can increase the risk of customer nonpayment. Nicor Gas experienced increased bad debt expense in 2002, 2001 and 2000 that was higher than historical levels due primarily to significantly higher natural gas prices. It is expected that higher natural gas prices will continue in 2003. See also the Credit Risk section beginning on page 13.

Pension investment returns. Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998. Net income related to net periodic benefit credits represented 5 percent, 14 percent and 94 percent of Nicor Gas’ net income in 2002, 2001, and 2000, respectively. The 2000 percentage was significantly affected by Nicor Gas’ lower net income in 2000, which resulted from the unusual mercury program charge. For actuarial valuation purposes, Nicor Gas utilizes an October 1 measurement date to determine the company’s pension expense or credit for the subsequent calendar year. During the 12 months ended September 30, 2001, the pension plans experienced poor investment returns consistent with general market conditions, negatively impacting the company’s 2002 operating income. The company’s pension credit included in operating income in 2002 was $9.2 million compared to $23.3 million in 2001. The October 1, 2002 actuarial valuation reflected even lower asset values which, along with changes in actuarial assumptions, will lead to a materially lower pension credit for 2003, reducing operating income by about $9 million. Actuarial assumptions affecting 2003 include an expected rate of return on plan assets of 8.75 % and a discount rate of 6.75%. The pension plans are adequately funded, and recent market performance is not expected to impact participant benefits or future company contributions. However, further substantial declines in market performance or changes to actuarial assumptions could require future company contributions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nontraditional activities. Nicor Gas continues to pursue nontraditional activities, including the Chicago Hub, which provides natural gas transportation and storage services. The Chicago area is a major market hub for natural gas, and demand exists for storage-related and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities. During 2002, 2001, and 2000, the Chicago Hub contributed to operating income $15.4 million, $13.0 million, and $6.1 million, respectively. Nicor Gas also continues to assess its ownership of real estate holdings.

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

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Rates are generally designed to allow the company to recover its costs and provide an opportunity to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented within the Contingencies – Performance-Based Rate Plan section beginning on page 14 and the Notes to the Consolidated Financial Statements — Contingencies — Performance-Based Rate Plan beginning on page 34. In addition, Nicor Gas provides certain FERC-regulated storage and transportation services, and information concerning FERC-regulated activities is discussed in the Contingencies — Hub Services section and the Contingencies — Other FERC Matters section on page 17.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. It is Nicor Gas’ practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

Commodity price risk. With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative commodity instruments to hedge its exposure to such risks. A risk management committee oversees compliance with such policies and procedures.

Nicor Gas is generally not exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, Nicor Gas’ PBR plan for natural gas costs created some exposure to commodity price risk. The company’s exposure to this market risk was partially mitigated because the PBR plan compared actual gas costs to a market-sensitive benchmark as opposed to a fixed benchmark. Nicor Gas terminated the PBR plan effective January 1, 2003.

Substantial increases in natural gas prices may impact Nicor Gas’ earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption. The company is addressing certain of these risks with fixed-rate purchase agreements, futures contracts and swap agreements to reduce the financial impacts arising from natural gas price changes.

Credit risk. The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. In some instances, Nicor Gas uses, and is entering into additional master netting arrangements to mitigate counterparty credit risk.

On December 2, 2001 Enron North America Corporation (Enron) filed a voluntary petition for relief under Chapter 11 of Title XI of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. At the date of Enron’s bankruptcy filing, the net amount due to Enron from Nicor Gas was $2.8 million, and the net amount due to Enron from Nicor Enerchange was $.9 million. Nicor Gas and Nicor Enerchange have filed their appropriate proof of claims with the U.S. Bankruptcy Court. In February of 2003 Enron and Nicor Enerchange entered into a settlement and mutual release whereby Nicor Enerchange will pay to Enron an amount of $.9 million in full settlement and release of all amounts due Enron. The settlement agreement entered into between Enron and Nicor Enerchange was approved on February 11, 2003 by the U.S. Bankruptcy Court. Nicor Gas and Enron are currently in the process of negotiating a settlement of all amounts currently due Enron.

Interest rate risk. Nicor Gas is exposed to changes in interest rates. The company manages its interest rate risk by issuing long-term fixed-rate debt with varying maturities, refinancing certain debt and periodically hedging the interest rate on anticipated borrowings. For further information about debt securities, interest rates and fair values, see the Financial Statements - Consolidated Statements of Capitalization on page 24 and the Notes to the Consolidated Financial Statements — Fair Value of Financial Instruments on page 29 and the Notes to the Consolidated Financial Statements — Short-Term and Long-Term Debt on page 29.

Accounting policies. The Financial Accounting Standards Board issued key accounting pronouncements in 2002. For further information about these pronouncements, see the Notes to the Consolidated Financial Statements — New Accounting Pronouncements beginning on page 27. In addition, effective January 1, 2003, Nicor Gas will use a straight-line method for interim depreciation, a method used by other companies in its industry. Previously, Nicor Gas allocated depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter.

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

Performance-based rate plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under Illinois Commerce Commission (ICC) review.

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

Nicor and Nicor Gas previously restated their 2001, 2000 and 1999 annual financial statements and their 2002 and 2001 interim results to reflect corrections. The audited restated financial statements were previously filed with the SEC. In addition, Nicor and Nicor Gas have recorded additional charges in the fourth quarter of 2002.

The items included in the Report are reflected in the financial statements as follows (amounts pretax):

•	The $15 million of transactions identified in the Report, as noted above. $11.2 million of these customer costs relate to transactions that required corrections to gas purchase costs or storage volumes from 1999 to 2001. The remaining $4.1 million of the $15.3 million identified in the Report was recorded by Nicor Gas as a PBR plan loss contingency liability in the fourth quarter of 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The largest correction related to a late 1999 wholesale title transfer of natural gas from Nicor Gas’ storage inventory which had increased customers’ gas costs by approximately $6.75 million. The corrections also related to physical transfers of natural gas between Nicor Gas’ storage fields that were not consistently accounted for under the PBR plan and the improper classification of 2001 weather insurance premiums as cost of gas rather than operating expense. These two items increased customers’ gas costs by a total of $4.45 million. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections did impact PBR plan results, as discussed below, and the weather insurance correction increased 2001 operating and maintenance expense by $2 million.

•	Changes in the timing of certain sales and purchases of natural gas inventory between Nicor Gas and independent third parties during the period December 1999 to the present. Nicor Gas had previously recorded these transactions based upon when it held title to the natural gas, but there are additional criteria that were not applied in determining the accounting treatment, including those set forth in FASB Statement No. 49, Accounting for Product Financing Arrangements, and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. For example, the level of economic interest in or control over the asset must be considered, which changes the timing of recognizing gas purchases and inventory in some of the third-party storage arrangements. In addition, in some instances a portion of the purchase cost is now classified as interest cost. These corrections increased both inventory and accounts payable at December 31, 2001 and 2000. The corrections to gas costs had no direct impact on pretax income because gas costs are passed directly through to customers without markup. However, the gas cost and benchmark corrections did impact PBR plan results, as discussed below, and interest expense increased by $1.0 million and $.6 million in 2001 and 2000, respectively.

•	PBR plan results. Since the calendar-year PBR plan calculations consider the cost of gas charged to customers and volumes withdrawn from inventory, which are both restated, PBR plan results have also changed and were reduced by $23.8 million and $15.4 million in 2001 and 2000, respectively.

In addition to the corrections related to the Report, as a result of management and audit reviews, the company also increased 2001 gas costs for certain transactions which had previously been recorded in the first quarter of 2002. This reduced Nicor Gas’ 2001 PBR plan results by $5.8 million.

The adjustments noted above reduced Nicor’s 2001 and 2000 pretax gas distribution results by $32.6 million and $16.0 million, respectively. The impact of the items listed above resulted in a reduction to net income for 2001 and 2000 of $19.7 million and $9.7 million, respectively.

Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts noted above. Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review. Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. On March 5, 2003, the ICC staff filed a response brief in support

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

of CUB’s motion for sanctions. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

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

Hub Services. Nicor Gas offers interstate transportation and storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC in 2002, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas has refunded service fees and interest totaling $1.1 million, and in the fourth quarter of 2002 it accrued $.3 million for additional costs. Refunds were recorded as a reduction to revenue in the periods that original billing occurred. On March 14, 2003, FERC issued an order approving a settlement with Nicor Gas.

Other FERC Matters. In 2002, Nicor Gas determined that it may not have complied with regulations of FERC governing the release of certain transportation and storage capacity that it contracts for with interstate pipelines, and the company brought these matters to the attention of FERC. The company accrued a $.4 million liability associated with these matters in the fourth quarter of 2002. On March 14, 2003, FERC issued an order approving a settlement with Nicor Gas.

Mercury program. Future operating results may be impacted by adjustments to the company’s estimated mercury program liability or by mercury-related recoveries. Additional information about this program is presented in the Notes to the Consolidated Financial Statements — Contingencies — Mercury Program beginning on page 37.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Notes to the Consolidated Financial Statements — Contingencies — Manufactured Gas Plant Sites beginning on page 39.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements - Contingencies beginning on page 34.

CAUTION CONCERNING FORWARD LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor Gas. Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Actual results may differ materially from those indicated in the company’s forward-looking statements due to the direct or indirect effects of the results of legal contingencies (including litigation) and the resolution of those issues, including the effects of an Illinois Commerce Commission review. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas prices; health care costs; insurance costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions, results, or adjustments; asset sales; significant unplanned capital needs and any future mercury-related charges or credits. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor Gas undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see the Market Risk section beginning on page 13, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors of Northern Illinois Gas Company

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern Illinois Gas Company and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, retained earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Illinois Gas Company and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, IL
February 28, 2003

Consolidated Statements of Operations
(millions)

	Year ended December 31

	2002	2001	2000

Operating revenues (includes revenue taxes of $95.3, $112.3, and $101.7, respectively)	$1,594.8	$2,105.6	$1,883.5

Operating expenses
Cost of gas	970.1	1,477.5	1,270.0
Operating and maintenance	199.6	177.1	166.4
Depreciation	137.6	132.4	129.0
Taxes, other than income taxes	109.5	125.5	117.5
Mercury-related costs (recoveries)	(29.0)	(12.2)	148.0
Income taxes	63.4	58.9	(1.3)

	1,451.2	1,959.2	1,829.6

Operating income	143.6	146.4	53.9

Other income (expense)
Other, net	2.7	(4.3)	5.0
Income taxes on other income	(.9)	1.9	(1.8)

	1.8	(2.4)	3.2

Interest expense
Interest on debt, net of amounts capitalized	34.3	44.6	43.3
Other	2.0	.6	1.2

	36.3	45.2	44.5

Net income	109.1	98.8	12.6
Dividends on preferred stock	.3	.4	.4

Earnings applicable to common stock	$108.8	$98.4	$12.2

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(millions)

	December 31

	2002	2001	2000

Operating activities
Net income	$109.1	$98.8	$12.6
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	137.6	132.4	129.0
Deferred income tax expense (benefit)	32.3	16.0	(35.3)
Gain on sale of property, plant and equipment	(4.1)	(3.9)	(6.3)
Changes in assets and liabilities:
Receivables, less allowances	(101.8)	279.6	(254.0)
Gas in storage	13.4	(10.4)	50.1
Deferred/accrued gas costs	(40.7)	183.5	(70.5)
Prepaid pension costs	(12.8)	(32.0)	(26.9)
Other assets	(52.9)	20.4	(16.2)
Accounts payable	64.0	(194.0)	309.4
Accrued mercury-related costs	(13.6)	(41.0)	78.0
Other liabilities	89.0	(11.5)	30.4
Other	2.2	(.4)	1.3

Net cash flow provided from operating activities	221.7	437.5	201.6

Investing activities
Capital expenditures	(169.5)	(149.8)	(124.6)
Net proceeds from the sale of property, plant and equipment	4.2	4.0	6.6

Net cash flow used for investing activities	(165.3)	(145.8)	(118.0)

Financing activities
Net proceeds from issuing long-term debt	49.9	247.2	49.9
Disbursements to retire long-term debt	—	(279.5)	(50.0)
Short-term borrowings (repayments), net	48.0	(88.6)	52.8
Dividends paid	(109.4)	(72.3)	(106.4)
Other	(.4)	(.5)	(.5)

Net cash flow used for financing activities	(11.9)	(193.7)	(54.2)

Net increase in cash and cash equivalents	44.5	98.0	29.4
Cash and cash equivalents, beginning of year	137.7	39.7	10.3

Cash and cash equivalents, end of year	$182.2	$137.7	$39.7

Supplemental information
Income taxes paid, net of refunds	$17.5	$30.1	$43.4
Interest paid, net of amounts capitalized	31.6	44.9	44.0

     The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
(millions)

	December 31

	2002	2001

Assets
Gas distribution plant, at cost	$3,558.1	$3,425.6
Less accumulated depreciation	1,910.1	1,804.9

	1,648.0	1,620.7

Current assets
Cash and cash equivalents — affiliates	115.3	137.7
Cash and cash equivalents — other	66.9	—
Receivables, less allowances of $14.4 and $9.6, respectively	382.4	280.7
Receivables — affiliates	10.7	10.6
Gas in storage, at last-in, first-out cost	18.6	32.0
Deferred income taxes	31.4	38.2
Other	12.2	9.4

	637.5	508.6

Prepaid pension costs	177.1	164.3
Other assets	82.2	29.5

	$2,544.8	$2,323.1

Capitalization and liabilities
Capitalization
Long-term debt	$396.2	$446.4
Preferred stock	7.0	7.5
Common equity	607.8	583.6

	1,011.0	1,037.5

Current liabilities
Long-term obligations due within one year	100.5	.5
Short-term borrowings — other	315.0	227.0
Short-term borrowings — affiliates	—	40.0
Accounts payable	461.7	397.7
Accrued gas costs	67.3	108.0
Accrued mercury-related costs	5.0	7.0
Accrued dividends payable	21.1	45.1
Other	46.4	24.5

	1,017.0	849.8

Deferred credits and other liabilities
Deferred income taxes	253.5	223.9
Regulatory income tax liability	62.2	66.3
Unamortized investment tax credits	37.5	39.0
Accrued mercury-related costs	18.4	30.0
Other	145.2	76.6

	516.8	435.8

	$2,544.8	$2,323.1

The accompanying notes are an integral part of these statements.

Consolidated Statements of Capitalization
(millions, except share data)

		December 31

		2002		2001

First Mortgage Bonds
Maturity	Interest rate

2003	5.75%	$50.0		$50.0
2006	5.55	50.0		50.0
2008	5.875	75.0		75.0
2009	5.37	50.0		50.0
2011	6.625	75.0		75.0
2016	7.20	50.0		50.0
2027	7.375	50.0		50.0
2028	6.58	50.0		50.0

		450.0		450.0
Less: Amount due within one year		50.0		—
	Unamortized debt discount, net of premium	3.8		3.6

		396.2	39.2%	446.4	43.0%

Other long-term debt
Notes payable due 2003 at variable interest rate		50.0		—
Less amount due within one year		50.0		—

		—	—	—	—

Preferred stock, cumulative, $100 par value, 800,000 shares authorized
Redeemable preferred stock, 4.48% and 5.00% series, 61,000 shares outstanding in 2002 and 66,000 shares outstanding in 2001		6.1		6.6
Less amount due within one year		.5		.5

		5.6	.6	6.1	.6

Nonredeemable preferred stock, 4.60% and 5.00% convertible series, 14,008 shares outstanding		1.4	.1	1.4	.1

Common equity
Common stock, $5 par value, 25,000,000 shares authorized, 32,365 shares reserved for conversion and 15,232,414 shares outstanding		76.2		76.2
Paid-in capital		108.0		108.0
Retained earnings		424.5		400.7
Accumulated other comprehensive income (loss)
Cash flow hedges		.5		(.3)
Minimum pension liability		(1.4)		(1.0)

		(.9)		(1.3)

		607.8	60.1	583.6	56.3

		$1,011.0	100.0%	$1,037.5	100.0%

The accompanying notes are an integral part of these statements.

Consolidated Statements of Retained Earnings
(millions)

	Year ended December 31

	2002	2001	2000

Balance at beginning of year	$400.7	$392.3	$491.1
Net income	109.1	98.8	12.6
Dividends declared on common stock	(85.0)	(90.0)	(111.0)
Dividends declared on preferred stock	(.3)	(.4)	(.4)

Balance at end of year	$424.5	$400.7	$392.3

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income
(millions)

	Year ended December 31

	2002	2001	2000

Net income	$109.1	$98.8	$12.6
Other comprehensive income (loss), net of taxes
Gain (loss) on cash flow hedges, net	.8	(.3)	—
Decrease (increase) to minimum pension liability	(.4)	(.2)	(.2)

	.4	(.5)	(.2)

Comprehensive income	$109.5	$98.3	$12.4

The accompanying notes are an integral part of these statements.

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

	2002	2001

Accrued gas costs	$(67.3)	$(108.0)
Regulatory income tax liability	(62.2)	(66.3)
Unamortized loss on reacquired debt	19.0	20.0
Deferred (accrued) environmental costs	54.7	(6.0)

	$(55.8)	$(160.3)

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other noncurrent assets and other noncurrent liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at December 31, 2002 and 2001 was approximately $625 million and $575 million, respectively.

Notes to the Consolidated Financial Statements (continued)

Derivative instruments. At Nicor Gas, derivative instruments are utilized primarily in the procurement of natural gas. Realized gains or losses on such derivatives are included in the cost of gas delivered and are passed directly through to customers, having no direct impact on earnings. Unrealized changes in the fair value of these derivative instruments are deferred and included in deferred or accrued gas costs.

Nicor Gas also enters into futures contracts and swap agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices. Unrealized changes in the fair market value of these derivative instruments are reported as a component of accumulated other comprehensive income. When the forecasted expenses are incurred, accumulated other comprehensive income is reclassified to operating and maintenance expense.

Since 2000, Nicor Gas has held weather-related swap agreements to limit the earnings impact of weather fluctuations. Through 2002, these contracts settled as of year-end, and the resulting benefit or loss was recorded in operating revenues. For interim accounting periods, contract benefits and losses are measured by applying the intrinsic value method, which is based on a comparison of actual weather during interim periods to normal historical weather patterns.

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

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The composite depreciation rate is 4.1 percent, which includes estimated future removal costs. Nicor Gas allocated depreciation to interim periods based on weather-normalized gas deliveries. Effective January 1, 2003, Nicor Gas will use a straight-line method for interim depreciation, a method used by other companies in its industry. Previously, Nicor Gas allocated depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for 2002, 2001 and 2000 were $92.5 million, $108.9 million and $100.0 million, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

Asset retirement obligations. In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement

Notes to the Consolidated Financial Statements (continued)

obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. This standard is effective for 2003.

The company has completed its review of the applicability of FAS 143. The obligation of retiring the company’s distribution, transmission, storage and certain general plant assets appears to meet the definition of a legal obligation within the meaning of FAS 143. However, the company, like most other gas distribution utility companies, has determined that due to the indefinite life of such assets a liability is not measurable. Certain costs associated with the retirement of other items, including inside mercury regulators, polychlorinated biphenyls, underground storage tanks and asbestos abatement, have been determined to be immaterial or cannot be measured at this time.

Upon adoption of the standard, Nicor Gas will continue its practice of accruing for future retirement costs as accumulated depreciation, subject to cost-of-service utility rate regulation, even when an asset removal obligation does not exist under FAS 143. Through December 31, 2002, the company has accrued and recovered about $625 million associated with the future removal of these long-lived assets.

No cumulative effect of an accounting change was recorded as a result of adopting this standard on January 1, 2003, and going forward this standard is not expected to have a material impact on the company’s financial position or results of operations.

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

Accounting for guarantees. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation expands the disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Nicor will apply the recognition and measurement provisions on a prospective basis. The disclosure requirements in the interpretation are effective for financial statements for periods ending after December 15, 2002. Nicor Gas has determined that this interpretation will not have a material impact on the company’s financial position or results of operations.

Notes to the Consolidated Financial Statements (continued)

GAS IN STORAGE

Based on the average cost of gas purchased in December 2002 and 2001, the estimated replacement cost of inventory at December 31, 2002 and 2001, exceeded the last-in, first-out cost by $311.2 million and $120.5 million, respectively.

SHORT-TERM AND LONG-TERM DEBT

The company maintains short-term lines of credit with major domestic and foreign banks. These lines, which serve as backup for the issuance of commercial paper, totaled $409 million at December 31, 2002. Commitment fees of up to .25 percent per annum were paid on these lines. All lines of credit have variable interest rates tied to short-term markets.

The company had $315 million and $227 million of commercial paper outstanding with a weighted average interest rate of 1.6 percent and 2.8 percent at December 31, 2002 and 2001, respectively.

Bank cash balances partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First Mortgage Bonds are secured by liens on substantially all property.

Interest expense is reported net of amounts capitalized. The interest expense capitalized for the years ended December 31, 2002, 2001 and 2000 was $.4 million, $.2 million and $.4 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2002 and 2001 was $450.0 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was $481.6 million and $447.4 million at December 31, 2002 and 2001, respectively.

INCOME TAXES

The components of income tax expense (benefit) are presented below (in millions):

	2002	2001	2000

Current
Federal	$27.3	$33.0	$35.9
State	6.1	10.1	1.4

	33.4	43.1	37.3

Deferred
Federal	26.8	15.7	(34.0)
State	5.5	.3	(1.3)

	32.3	16.0	(35.3)

Amortization of investment tax credits, net	(1.4)	(2.1)	(1.5)

Income tax expense (benefit), net	$64.3	$57.0	$.5

Notes to the Consolidated Financial Statements (continued)

The temporary differences which gave rise to the net deferred tax liability at December 31, 2002 and 2001, are as follows (in millions):

	2002	2001

Deferred tax liabilities
Property, plant and equipment	$236.0	$212.3
Employee benefits	37.6	32.7
Gas costs recovery accounts	3.0	3.0
Other	17.1	14.8

	293.7	262.8

Deferred tax assets
Unamortized investment tax credits	24.0	25.3
Regulatory income tax liability	15.2	16.3
Accrued mercury-related costs	9.0	14.7
Alternative minimum tax credits	—	6.3
Other	23.4	14.5

	71.6	77.1

Net deferred tax liability	$222.1	$185.7

The effective combined federal and state income tax rate was 37 percent in 2002 and 2001, and 4 percent in 2000. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below (in millions):

	2002	2001	2000

Federal income taxes using statutory rate	$60.7	$54.5	$4.6
State income taxes, net	8.3	6.8	.7
Tax credits	(2.3)	(2.3)	(2.4)
Regulatory income tax liability	(2.0)	(2.1)	(2.4)
Other, net	(.4)	.1	—

Income tax expense (benefit), net	$64.3	$57.0	$.5

The 4 percent effective income tax rate for 2000 varied from its historical level due to much lower pretax income related to the mercury charge. Lower pretax income typically results in a lower effective income tax rate because tax credits and other permanent tax differences represent a larger share of pretax income.

ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $142.4 million and $88.1 million at December 31, 2002 and 2001, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

POSTRETIREMENT BENEFITS

Nicor Gas maintains noncontributory defined benefit pension plans covering substantially all employees hired prior to 1998 and provides health care and life insurance benefits to eligible retired employees. About one-fourth of the net periodic benefit cost or credit related to these plans is capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Most active employee’s postretirement health care benefits have been capped to a defined annual per capita medical cost. The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31 (in millions):

Notes to the Consolidated Financial Statements (continued)

	Pension benefits		Other benefits

	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation at beginning of period	$237.5	$221.9	$141.9	$112.6
Service cost	7.2	6.5	1.5	1.2
Interest cost	16.5	16.4	9.9	8.4
Actuarial loss	14.0	21.7	29.2	29.1
Participant contributions	—	—	1.3	.8
Plan amendments	.3	—	—	—
Benefits paid	(23.5)	(29.0)	(14.5)	(10.2)

Benefit obligation at end of period	252.0	237.5	169.3	141.9

Change in plan assets
Fair value of plan assets at beginning of period	399.7	489.2	19.7	22.6
Actual loss on plan assets	(38.3)	(60.5)	(1.3)	(2.9)
Employer contributions	—	—	7.9	9.4
Participant contributions	—	—	1.3	.8
Benefits paid	(23.5)	(29.0)	(14.5)	(10.2)

Fair value of plan assets at end of period	337.9	399.7	13.1	19.7

Funded status	85.9	162.2	(156.2)	(122.2)
Unrecognized net actuarial (gain) loss	86.3	(2.0)	60.7	29.4
Unrecognized transition (asset) obligation	—	(1.0)	30.9	34.0
Unrecognized prior service cost	4.9	5.1	—	—
Other	—	—	(3.3)	(1.8)

Prepaid (accrued) benefit cost	$177.1	$164.3	$(67.9)	$(60.6)

Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Other benefits

	2002	2001	2000	2002	2001	2000

Service cost	$7.2	$6.5	$6.0	$1.5	$1.2	$1.2
Interest cost	16.5	16.4	15.6	9.9	8.4	8.4
Expected return on plan assets	(36.0)	(44.3)	(39.1)	(1.8)	(2.1)	(1.8)
Recognized net actuarial (gain) loss	—	(7.4)	(5.9)	1.0	—	—
Amortization of unrecognized transition (asset) obligation	(1.0)	(3.8)	(3.9)	3.1	3.1	3.1
Amortization of prior service cost	.5	.6	.4	—	—	—

Net periodic benefit cost (credit)	$(12.8)	$(32.0)	$(26.9)	$13.7	$10.6	$10.9

Assumptions used in the computations included the following:

	Pension benefits		Other benefits

	2002	2001	2002	2001

Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	9.25	9.25	9.25	9.25
Rate of compensation increase	4.00	4.00	4.00	4.00

For measurement purposes, the health care cost trend rate for pre-Medicare benefits and post-Medicare benefits was assumed to be 11 percent for 2003, declining to 5 percent by 2007 and remaining at that level thereafter.

Notes to the Consolidated Financial Statements (continued)

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	One-percent

	Increase	Decrease

Effect on total of service and interest cost components	$1.2	$(1.0)
Effect on benefit obligation	18.4	(15.5)

Nicor Gas also has a separate unfunded supplemental retirement plan. The supplemental retirement plan is noncontributory with defined benefits and plan costs of $.9 million, $.8 million and $.6 million in 2002, 2001 and 2000, respectively. The benefit obligation of the plan was $6.2 million and $6.4 million at December 31, 2002 and 2001, respectively.

The company also sponsors defined contribution plans covering substantially all domestic employees. These plans provide for employer matching contributions. The total cost of these plans was $4.5 million, $3.9 million and $3.9 million in 2002, 2001 and 2000, respectively.

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

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

	2002	2001	2000

Performance-based rate plan	$(4.1)	$(14.8)	$(3.2)
Interest income	2.7	4.3	1.7
Gains on sale of property, plant and equipment	4.1	3.9	6.3
Other income	.5	2.7	.7
Other expense	(.5)	(.4)	(.5)

	$2.7	$(4.3)	$5.0

REGULATORY MATTERS

Performance-based rate plan. On January 1, 2000, Nicor Gas’ PBR plan for natural gas costs went into effect. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. The plan requires that savings and losses relative to the benchmark be shared equally with customers. Nicor Gas recorded pretax losses of $14.8 million and $3.2 million for its share of PBR plan results in other income (expense) in 2001 and 2000, respectively, and in 2002 Nicor Gas recorded a $4.1 million loss contingency associated with the plan. The PBR plan is currently under ICC review. Nicor Gas has terminated its PBR plan effective January 1, 2003. For developments concerning the PBR plan see Contingencies — Performance-Based Rate Plan beginning on page 34.

Notes to the Consolidated Financial Statements (continued)

Customer choice of commodity supplier. In March 2002, Nicor Gas expanded its Customer Select® program to include all customers. Prior to that time the program was available to all industrial and commercial customers and about 15 percent of residential customers on a pilot basis. Under the program, customers are able to acquire their natural gas supplies from third-party marketers. The choice of another natural gas commodity supplier has no direct impact on Nicor Gas’ margin because natural gas costs are passed through to customers without markup. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

RELATED PARTY TRANSACTIONS

At December 31, 2001, Nicor Gas had $40 million of short-term notes payable due to an affiliated financing company. Nicor Gas recorded $.4 million, $2.2 million and $1.0 million of interest expense related to short-term borrowings from the affiliated financing company in 2002, 2001 and 2000, respectively. There were no short-term notes payable due an affiliate at December 31, 2002.

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the years ended December 31, 2002, 2001 and 2000 Nicor Gas had net charges to affiliates of $2.1 million, $6.4 million and $1.9 million, respectively.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the years ended December 31, 2002, 2001 and 2000, net charges (to) from Nicor Enerchange were $(12.5) million, $6.8 million, and $(10.6) million, respectively.

During the second quarter of 2002 Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL), put into operation a 74-mile, 36-inch pipeline from Joliet, Illinois to near the Wisconsin/Illinois border. Horizon Pipeline’s capacity is nearly fully subscribed under 10-year agreements, with Nicor Gas having contracted for approximately 80 percent of the 380 MMcf per day initial capacity. This transportation agreement has been approved by the ICC. In 2002, Horizon Pipeline charged Nicor Gas $6.6 million for natural gas transportation under rates that have been accepted by FERC.

In 2002, Nicor Gas began purchasing engineering and corrosion services from Nicor Technologies, a subsidiary of Nicor. Nicor Gas was charged $4.6 million for these services in 2002.

Notes to the Consolidated Financial Statements (continued)

CONTRACTUAL OBLIGATIONS

As of December 31, 2002, Nicor Gas had contractual obligations with payments due as follows (in millions):

						After
	2003	2004	2005	2006	2007	2007	Total

Long-term debt	$100.0	$—	$—	$50.0	$—	$350.0	$500.0
Unconditional purchase obligations	128.8	104.0	87.9	29.4	18.2	45.5	413.8
Other	2.2	1.2	.8	.8	.8	3.9	9.7

	$231.0	$105.2	$88.7	$80.2	$19.0	$399.4	$923.5

Unconditional purchase obligations consist primarily of transportation and storage contracts, and firm natural gas purchase agreements. This includes the 10-year transportation agreement between Nicor Gas and Horizon Pipeline totaling $97.2 million. In addition to the purchase obligations quantified above, the company also has obligations to purchase natural gas at future market prices.

Other consists of redeemable preferred stock and operating leases. Operating leases are primarily for office space and equipment. Rental expense under operating leases was $2.3 million, $1.5 million and $1.5 million in 2002, 2001 and 2000, respectively.

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

Performance-Based Rate Plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under Illinois Commerce Commission (ICC) review.

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

Notes to the Consolidated Financial Statements (continued)

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

Nicor and Nicor Gas previously restated their 2001, 2000 and 1999 annual financial statements, and their 2002 and 2001 interim results, following the completion of the Special Committee's investigation. In addition, Nicor Gas recorded a $4.1 million loss contingency liability in the fourth quarter of 2002.

Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts already recorded. Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchase gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchase gas adjustment filings with the PBR plan review. Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

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

Notes to the Consolidated Financial Statements (continued)

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

Hub Services. Nicor Gas offers interstate transportation and storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC in 2002, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas has recorded the refund of service fees and interest totaling $1.1 million in the years 2000 to 2002, and in the fourth quarter of 2002 it accrued $.3 million for additional costs. Refunds were recorded as a reduction to revenue in the periods that original billing occurred.

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

Notes to the Consolidated Financial Statements (continued)

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

Notes to the Consolidated Financial Statements (continued)

Nicor Gas charged $148 million to operating expense in the third quarter of 2000 for estimated obligations related to the mercury-related inspection and cleanup work and for legal defense costs. In the third quarter of 2001, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense, reflecting a lower number of homes expected to be found with traces of mercury requiring cleanup and a lower average cleanup and repair cost. Through December 31, 2001, the company incurred $102 million in associated costs, leaving a $37 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of available information at December 31, 2001. In the fourth quarter of 2002, an additional $9 million adjustment lowered the mercury-related reserve and reduced operating expense due to a settlement with a subcontractor’s insurer, which reduced Nicor Gas’ exposure, along with updated estimates of future costs. Through December 31, 2002, the company incurred $106.6 million in associated costs, leaving a $23.4 million estimated liability which represented management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

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

Through December 31, 2001, Nicor Gas had recognized recoveries, net of related expenses, of $3.1 million from certain insurance carriers of the company and its independent contractors. In the third quarter of 2002 Nicor Gas recovered, net of related expenses, approximately $20 million from an insurance carrier. In the fourth quarter of 2002, Nicor Gas reached an agreement with a subcontractor’s insurer wherein Nicor Gas received $.7 million for past defense costs. In addition, this insurer has agreed to assume certain future defense costs related to claims against the subcontractor and to pay certain judgments and settlements related to such claims up to an aggregate amount of $50 million. Through December 31, 2002, Nicor Gas had recognized recoveries, net of related expenses, of $23.1 million from certain insurance carriers of the company and its independent contractors. These recoveries have been recorded as a reduction to gas distribution operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries from insurance carriers or other third parties related to the mercury spills, and Nicor Gas has not recorded any such recoveries in its financial statements.

Nicor Gas will not seek recovery of the costs associated with these mercury spills from its customers, and any proceeds from insurance carriers or third parties will be retained by the company to offset costs incurred.

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company’s financial condition.

Notes to the Consolidated Financial Statements (continued)

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800’s and early to mid 1900’s to produce natural gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are either in progress or planned at many of these sites. The results of these detailed site-by-site investigations determines the extent additional remediation is necessary and provides a basis for estimating additional future costs. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

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

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that plans for the proposed cleanup of a manufactured gas plant site in Oak Park, Illinois are inadequate. The lawsuit claims that houses might have to be razed or removed and asks that residents be compensated for the alleged loss in the value of their homes and other monetary damages. An amended complaint adding additional plaintiffs and, as defendants, the Village of Oak Park and the Park District of Oak Park, was filed in April 2002. On the defendant’s motion to dismiss the second amended complaint, the court ruled in November 2002 that non-personal injury and non-property damage claims could not be recovered against the defendants. In October 2002, two lawsuits were filed against Nicor Gas in the Circuit Court of Cook County seeking unspecified damages for various injuries and one death that allegedly resulted from exposure to contaminants allegedly emanating from the manufactured gas plant site in Oak Park, Illinois. The plaintiffs lived in homes adjoining the site. In December 2002, a complaint was filed against Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, trespass to the plaintiffs’ property next to Barrie Park and private nuisance. Requests for damages equal to the fair value of the plaintiffs’ homes, damages equal to the value of the plaintiffs’ loss of enjoyment of their property, punitive damages and attorney’s fees were made. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

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

QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions).

	Quarter ended

	Mar. 31	June 30	Sept. 30	Dec. 31

2002
Operating revenues	$516.5	$282.0	$172.7	$623.6
Operating income	38.2	30.1	34.0	41.3
Net income	32.6	20.9	25.8	29.8
2001
Operating revenues	$1,344.0	$271.7	$152.9	$337.0
Operating income	43.5	33.0	31.9	38.0
Net income	19.9	18.2	24.3	36.4

The fourth quarter of 2002 includes the positive impact of a $9 million pretax mercury reserve adjustment and the negative impact of establishing a $4.1 million pretax loss contingency reserve related to the PBR plan review.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 3, 2002, Nicor Gas filed a Form 8-K announcing that its Board of Directors dismissed Arthur Andersen LLP and engaged Deloitte & Touche LLP as its new independent auditors. This disclosure has been previously reported.

PART III

Item 14. Controls and Procedures

Immediately following the Signatures section of this Annual Report are certifications of the company’s CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4), (5) and (6) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

In July 2002, in response to allegations that Nicor Gas acted improperly in connection with its performance-based rate plan for natural gas costs, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation and storage, and certain other matters. In addition, following up on the work of the committee, the Nicor Board of Directors later directed Nicor’s management to, among other things, (a) undertake a reaudit of the Nicor and Nicor Gas financial statements for the years 1999 through 2001 and a review of subsequent quarterly periods, (b) amend any filings with the SEC as necessary, and (c) conduct a detailed study of the adequacy of internal accounting and regulatory controls. See Notes to Consolidated Financial Statements — Contingencies.

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

Item 14. Controls and Procedures (continued)

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

Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the company carried out an evaluation under the supervision and with the participation of the company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (the “Evaluation”).

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

Item 14. Controls and Procedures (concluded)

Management has considered the matters referred to above, D&T’s recommendations with respect thereto and the gas supply review in connection with management’s general evaluation of the company’s internal controls in particular and its disclosure controls and procedures generally. The company has accepted the recommendations identified in the D&T Letter and in the gas supply review. The company’s management has assigned a high priority to the short-term and long-term correction of the internal control weaknesses and deficiencies identified by D&T and in the gas supply review, and has implemented and continues to implement changes to the company’s policies, procedures, systems and personnel to address these issues. The company’s management is in the process of implementing the following changes based upon the D&T Letter and the gas supply review:

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1)	Financial Statements:

		See Item 8, Financial Statements and Supplementary Data, on page 19 filed herewith, for a list of financial statements.

	2)	Financial Statement Schedules:

Schedule
Number		Page

	Independent Auditors’ Report	20
II	Valuation and Qualifying Accounts	45
Schedules other than those listed are omitted because they are not applicable.

	3)	Exhibits Filed:

See Exhibit Index beginning on page 50 filed herewith.

(b)		On October 31, 2002, Nicor Gas filed a Form 8-K regarding the results of an internal investigation of the PBR plan.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions

	Balance at	Charged to	Charged to			Balance
	beginning	costs and	other			at end
Description	of period	expenses	accounts	Deductions		of period

2002
Allowance for uncollectible accounts receivable	$9.6	$25.7	$—	$20.9	(a)	$14.4
Accrued mercury-related costs	37.0	—	—	13.6	(b)	23.4
2001
Allowance for uncollectible accounts receivable	$13.4	$23.3	$—	$27.1	(a)	$9.6
Accrued mercury-related costs	78.0	—	—	41.0	(b)	37.0
2000
Allowance for uncollectible accounts receivable	$6.1	$16.6	$—	$9.3	(a)	$13.4
Accrued mercury-related costs	—	148.0	—	70.0	(b)	78.0

(a)	Accounts receivable written off, net of recoveries.

(b)	Expenditures and reductions charged to reserve.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nicor Gas Company

Date March 27, 2003	/s/ KATHLEEN L. HALLORAN

Kathleen L. Halloran
Executive Vice President
Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2003.

Signature		Title

/s/ THOMAS L. FISHER
Thomas L. Fisher (Principal Executive Officer)		Chairman and Chief Executive Officer

/s/ KATHLEEN L. HALLORAN
Kathleen L. Halloran (Principal Financial and Accounting Officer)		Executive Vice President Finance and Administration

ROBERT M. BEAVERS, JR.*		Director

BRUCE P. BICKNER*		Director

JOHN H. BIRDSALL, III*		Director

THOMAS A. DONAHOE*		Director

JOHN E. JONES*		Director

DENNIS J. KELLER*		Director

WILLIAM A. OSBORN*		Director

JOHN RAU*		Director

JOHN F. RIORDAN*		Director

PATRICIA A. WIER*		Director

	*	By /s/ JEFFREY L. METZ
Jeffrey L. Metz
(Attorney-in-fact)

Certification

I, Thomas L. Fisher, Chairman and Chief Executive Officer of Nicor Gas Company, certify that:

1)	I have reviewed this annual report on Form 10-K of Nicor Gas Company;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 27, 2003	/s/ THOMAS L. FISHER

Thomas L. Fisher
Chairman and Chief Executive Officer

Certification

I, Kathleen L. Halloran, Executive Vice President Finance and Administration of Nicor Gas Company, certify that:

1)	I have reviewed this annual report on Form 10-K of Nicor Gas Company;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 27, 2003	/s/ KATHLEEN L. HALLORAN

Kathleen L. Halloran
Executive Vice President
Finance and Administration

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders as Nicor Gas is a wholly owned subsidiary of Nicor Inc.

Exhibit Index

Exhibit
Number		Description of Document

1.01	*	Underwriting agreement, dated December 13, 2001, between the company and ABN AMRO Incorporated. (File No. 1-7296, Form 10-K for 2001, Exhibit 1.01.)

3.01	*	Articles of Incorporation of the company. (File No. 1-7296, Form 10-K for 1980, Exhibit 3-01.)

3.02	*	Amendment to Articles of Incorporation of the company. (File No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

3.03	*	By-Laws of the company as amended by the company’s Board of Directors on May 3, 1995. (File No. 1-7296, Form 10-Q for March 1995, Exhibit 3(ii).01.)

4.01	*	Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1995, Exhibit 4.01.)

4.02	*	Indenture of Adoption of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-7296, Form 10-K for 1995, Exhibit 4.02.)

4.03	*	Supplemental Indenture, dated June 1, 1963, of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-21490, Form S-9, Exhibit 2-8.)

4.04	*	Supplemental Indenture, dated May 1, 1966, of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-25292, Form S-9, Exhibit 2-4.)

4.05	*	Supplemental Indenture, dated June 1, 1971, of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-44647, Form S-7, Exhibit 2-03.)

4.06	*	Supplemental Indenture, dated April 30, 1976, between Nicor Inc. and Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-56578, Form S-9, Exhibit 2-25.)

4.07	*	Supplemental Indenture, dated April 30, 1976, of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, under Indenture dated as of January 1, 1954. (File No. 2-56578, Form S-9, Exhibit 2-21.)

4.08	*	Supplemental Indenture, dated May 10, 1996, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1996, Exhibit 4.01.)

Exhibit Index (continued)

Exhibit
Number		Description of Document

4.09	*	Supplemental Indenture, dated October 15, 1997, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 1997, Exhibit 4.01.)

4.10	*	Supplemental Indenture, dated February 15, 1998, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1997, Exhibit 4.19.)

4.11	*	Supplemental Indenture, dated June 1, 1998, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 1998, Exhibit 4.01.)

4.12	*	Supplemental Indenture, dated February 1, 1999, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1998, Exhibit 4.19.)

4.13	*	Supplemental Indenture, dated February 1, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2000, Exhibit 4.17.)

4.14	*	Supplemental Indenture, dated May 15, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 2001, Exhibit 4.01.)

4.15	*	Supplemental Indenture, dated August 15, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 2001, Exhibit 4.01.)

4.16	*	Supplemental Indenture, dated December 15, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2001, Exhibit 4.20.)

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Commission upon request.

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

23.01		Independent Auditors’ Consent.

24.01		Powers of Attorney.

99.01		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02		Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index (concluded)

Exhibit
Number	Description of Document

*	These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.