Form 10-Q
period 2003-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2003-05-02
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003


                                       or


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934





                                                          I.R.S. Employer
 Commission      Registrant, State of Incorporation,      Identification
 File Number       Address and Telephone Number                Number
--------------  -------------------------------------      ---------------
   1-7296       Northern Illinois Gas Company                36-2863847
                (Doing business as Nicor Gas Company)
                (An Illinois Corporation)
                1844 Ferry Road
                Naperville, Illinois 60563-9600
                (630) 983-8888


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Shares of common stock, par value $5, outstanding at April 28, 2003 were 15,232,414, all of which are owned by Nicor Inc.

Nicor Gas Company                                                        Page i
-------------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements - (Unaudited) ............................ 1

           Consolidated Statements of Operations:
             Three months ended
             March 31, 2003 and 2002 ..................................... 2

           Consolidated Statements of Cash Flows:
             Three months ended
             March 31, 2003 and 2002 ..................................... 3

           Consolidated Balance Sheets:
             March 31, 2003 and 2002, and
             December 31, 2002 ........................................... 4

           Notes to the Consolidated Financial Statements ................ 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................12

   Item 4. Controls and Procedures .......................................18

Part II - Other Information

   Item 1. Legal Proceedings .............................................21

   Item 6. Exhibits and Reports on Form 8-K ..............................21

           Signature .....................................................22

           Certifications ................................................23

           Exhibit Index .................................................25

Glossary

Degree day...The extent to which the daily average temperature falls below
             65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days per year.
ICC..........Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
FERC.........Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
Mcf, MMcf,
Bcf..........Thousand cubic feet, million cubic feet, billion cubic feet.
PBR..........Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance.

Nicor Gas Company                                                        Page 1
-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following condensed unaudited consolidated financial statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's 2002 Annual Report on Form 10-K.

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


                                                          Three months ended
                                                                March 31
                                                         ---------------------
                                                            2003       2002
                                                         ----------  ---------

Operating revenues (includes revenue taxes
  of $62.4 and $36.4, respectively)                      $ 1,096.7   $  516.5
                                                         ----------  ---------

Operating expenses
   Cost of gas                                               862.9      315.0
   Operating and maintenance                                  58.5       49.4
   Depreciation                                               36.0       56.6
   Taxes, other than income taxes                             65.9       40.3
   Mercury-related costs (recoveries)                          (.3)        .2
   Income taxes                                               23.3       16.8
                                                         ----------  ---------
                                                           1,046.3      478.3
                                                         ----------  ---------

Operating income                                              50.4       38.2
                                                         ----------  ---------

Other income (expense)
   Other, net                                                   .2        6.3
   Income taxes on other income                                  -       (2.4)
                                                         ----------  ---------
                                                                .2        3.9
                                                         ----------  ---------

Interest expense
   Interest on debt, net of amounts capitalized                8.5        9.3
   Other                                                        .6         .2
                                                         ----------  ---------
                                                               9.1        9.5
                                                         ----------  ---------

Net income                                                    41.5       32.6

Dividends on preferred stock                                    .1         .1
                                                         ----------  ---------

Earnings applicable to common stock                         $ 41.4     $ 32.5
                                                         ==========  =========


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                        Page 3
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                            Three months ended
                                                                  March 31
                                                            ------------------
                                                              2003       2002
                                                            --------   -------
Operating activities
   Net income                                                $ 41.5    $ 32.6
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                             36.0      56.6
      Deferred income tax expense                               3.6       4.6
      Gains on sale of property, plant and equipment              -      (3.4)
      Changes in:
        Receivables, less allowances                         (189.6)    (13.9)
        Gas in storage                                         13.0      23.7
        Deferred/accrued gas costs                            (93.3)    (60.7)
        Prepaid pension costs                                     -      (3.2)
        Other assets                                           18.3       5.8
        Accounts payable                                       34.2     (80.0)
        Accrued mercury-related costs (recoveries)              (.5)     (3.4)
        Temporary LIFO liquidation                            258.6     124.5
        Other liabilities                                      (9.1)     36.2
      Other                                                      .3        .9
                                                            --------   -------
   Net cash flow provided from operating activities           113.0     120.3
                                                            --------   -------

Investing activities
   Capital expenditures                                       (34.9)    (34.4)
   Net proceeds from sale of property, plant and equipment        -       3.5
                                                            --------   -------
   Net cash flow used for investing activities                (34.9)    (30.9)
                                                            --------   -------

Financing activities
   Short-term borrowings (repayments), net                   (125.0)    (60.0)
   Dividends paid                                             (21.1)        -
                                                            --------   -------
   Net cash flow used for financing activities               (146.1)    (60.0)
                                                            --------   -------

Net (decrease) increase in cash and cash equivalents          (68.0)     29.4

Cash and cash equivalents, beginning of period                182.2     137.7
                                                            --------   -------

Cash and cash equivalents, end of period                    $ 114.2    $ 167.1
                                                            ========   =======


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                        Page 4
-------------------------------------------------------------------------------
Consolidated Balance Sheets (Unaudited)
(millions)

                                            March 31   December 31   March 31
                                              2003         2002        2002
                                          -----------  -----------  -----------
             Assets
             ------
Gas distribution plant, at cost            $ 3,589.9    $ 3,558.1    $ 3,455.4
   Less accumulated depreciation             1,940.6      1,910.1      1,858.8
                                          -----------  -----------  -----------
                                             1,649.3      1,648.0      1,596.6
                                          -----------  -----------  -----------

Current assets
   Cash and cash equivalents - affiliates       72.6        115.3        164.3
   Cash and cash equivalents - other            41.6         66.9          2.8
   Receivables, less allowances of $23.3,
    $14.4 and $7.9, respectively               572.8        382.4        290.7
   Receivables - affiliates                      9.9         10.7         14.5
   Gas in storage, at last-in, first-out
    (LIFO)cost                                   5.6         18.6          8.3
   Deferred gas costs                           26.0            -            -
   Deferred income taxes                        30.9         31.4         38.0
   Other                                        10.2         12.2          9.0
                                          -----------  -----------  -----------
                                               769.6        637.5        527.6
                                          -----------  -----------  -----------

Prepaid pension costs                          177.1        177.1        167.5
Other assets                                    66.5         82.2         24.5
                                          -----------  -----------  -----------

                                           $ 2,662.5    $ 2,544.8    $ 2,316.2
                                          ===========  ===========  ===========

  Capitalization and Liabilities
  ------------------------------
Capitalization
   Long-term debt                           $  396.3    $   396.2    $   445.8
   Preferred stock                               7.0          7.0          7.5
   Common equity
    Common stock                                76.2         76.2         76.2
    Paid-in capital                            108.0        108.0        108.0
    Retained earnings                          450.9        424.5        412.2
    Accumulated other comprehensive
      income (loss)                             (1.1)         (.9)        (1.0)
                                          -----------  -----------  -----------
                                               634.0        607.8        595.4
                                          -----------  -----------  -----------
                                             1,037.3      1,011.0      1,048.7
                                          -----------  -----------  -----------

Current liabilities
   Long-term obligations due
     within one year                           100.5        100.5           .5
   Short-term borrowings - other               190.0        315.0        167.0
   Short-term borrowings - affiliates              -            -         40.0
   Accounts payable                            495.9        461.7        317.7
   Temporary LIFO liquidation                  258.6            -        124.5
   Accrued gas costs                               -         67.3         47.3
   Accrued mercury-related costs                 4.9          5.0          6.3
   Accrued dividends payable                    15.1         21.1         66.2
   Other                                        43.9         46.4         46.4
                                          -----------  -----------  -----------
                                             1,108.9      1,017.0        815.9
                                          -----------  -----------  -----------

Deferred credits and other liabilities
   Deferred income taxes                       257.5        253.5        229.2
   Regulatory income tax liability              61.3         62.2         65.4
   Unamortized investment tax credits           37.0         37.5         38.5
   Accrued mercury-related costs                18.0         18.4         27.3
   Other                                       142.5        145.2         91.2
                                          -----------  -----------  -----------
                                               516.3        516.8        451.6
                                          -----------  -----------  -----------

                                           $ 2,662.5    $ 2,544.8    $ 2,316.2
                                          ===========  ===========  ===========


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                        Page 5
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

The following notes should be read in conjunction with the financial statement notes included in the Nicor Gas 2002 Annual Report on Form 10-K. Nicor Gas is a wholly owned subsidiary of Nicor Inc. (Nicor).

ACCOUNTING POLICIES

Gas in storage. Gas in storage inventory is carried at cost applying a last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between current replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

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

                                         March 31    December 31    March 31
                                           2003         2002          2002
                                        ----------   -----------   ----------

   Deferred (accrued) gas cost           $   26.0     $   (67.3)    $  (47.3)
   Regulatory income tax liability          (61.3)        (62.2)       (65.4)
   Unamortized loss on reacquired debt       18.8          19.0         19.9
   Deferred (accrued)environmental costs     39.1          54.7         (4.0)
                                        ----------   -----------   ----------
                                         $   22.6     $   (55.8)    $  (96.8)
                                        ==========   ===========   ==========

The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other noncurrent assets and other noncurrent liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at March 31, 2003, December 31, 2002 and March 31, 2002 was approximately $635 million, $625 million and $590 million, respectively.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2003 and 2002 were $61.5 million and $35.5 million, respectively.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The composite depreciation rate is 4.1 percent, which includes estimated future removal costs.

Effective January 1, 2003, Nicor Gas began using the straight-line method for allocating annual depreciation to interim periods. See Accounting Changes - Depreciation on page 6 for details of this accounting change.

Nicor Gas Company                                                        Page 6
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

ACCOUNTING CHANGES

Depreciation. Effective January 1, 2003, Nicor Gas began using the straight-line method for allocating annual depreciation to interim periods, the predominant method used by other companies in its industry. Nicor Gas' 2002 results include the company's depreciation allocated based upon the level of weather-normalized gas deliveries. The following table provides a comparison of Nicor Gas' results as reported for the first quarter of 2002 to pro forma results had depreciation been allocated on a straight-line basis (in millions):

                                     Period ended
                                    March 31, 2002
                               ----------------------
                                   As
                                Reported   Pro Forma
                               ----------  ----------
   Depreciation expense         $   56.6    $   34.4
   Operating income                 38.2        51.6
   Net income                       32.6        46.0

Asset retirement obligations. In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. This standard became effective on January 1, 2003.

The obligation of retiring gas distribution, transmission, storage and certain general plant assets at Nicor Gas meets the definition of a legal obligation within the meaning of FAS 143. However, the company, like most other gas distribution utility companies, has determined that due to the indefinite life of such assets a liability is generally not measurable. On January 1, 2003, a $3.5 million asset retirement obligation for the expected replacement of inside mercury regulators was recorded at Nicor Gas. Certain costs associated with the retirement of other items at Nicor companies, including polychlorinated biphenyls, underground storage tanks and asbestos abatement, are determined to be immaterial or cannot be measured at this time.

Nicor Gas continues its practice of accruing for future retirement costs as accumulated depreciation, subject to cost-of-service utility rate regulation, even when an asset removal obligation does not exist under FAS 143. Through December 31, 2002, the company has accrued and recovered about $625 million associated with the future removal of these long-lived assets.

No cumulative effect gain or loss was recorded as a result of adopting this standard. The application of this standard did not have a material effect on the company's financial position and results of operations.

ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $164.2 million, $142.4 million and $63.1 million at March 31, 2003, December 31, 2002, and March 31, 2002, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

Nicor Gas Company                                                        Page 7
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

OTHER INCOME (EXPENSE)

Other income (expense) - other, net consists of the following (in millions):

                                                        Three
                                                     months ended
                                                       March 31
                                                   ----------------
                                                    2003     2002
                                                   -------  -------
PBR plan results                                   $    -   $  2.2
Gains on sale of property, plant and equipment          -      3.4
Interest income                                        .5      1.0
Other income                                           .1       .2
Other expense                                         (.4)     (.5)
                                                   -------  -------
                                                   $   .2   $  6.3
                                                   =======  =======

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FASB Statement No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                                    Three months
                                                       ended
                                                      March 31
                                                 -----------------
                                                   2003     2002
                                                 -------- --------
Net income                                       $  41.5  $  32.6
Other comprehensive income (loss), net of tax        (.2)      .3
                                                 -------- --------
Total comprehensive income                       $  41.3  $  32.9
                                                 ======== ========

Other comprehensive income (loss) consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three months ended March 31, 2003 and 2002, Nicor Gas had net charges to affiliates of $3.7 million and $2.1 million, respectively.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three months ended March 31, 2003 and 2002, net charges to Nicor Enerchange were $.6 million and $3.3 million, respectively.

Nicor Gas Company                                                        Page 8
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

In the first quarter of 2003, Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL), charged Nicor Gas $2.6 million for natural gas transportation under rates that have been accepted by FERC.

Nicor Gas purchases engineering and corrosion services from Nicor Technologies, a subsidiary of Nicor. Nicor Gas was charged $.9 million and $1.1 million for these services for the three months ended March 31, 2003 and 2002, respectively.

CONTINGENCIES

The following contingencies of Nicor Gas are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor Gas' liquidity or financial condition.

Performance-Based Rate (PBR) Plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under Illinois Commerce Commission (ICC) review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney's Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The Securities and Exchange Commission (SEC) and the Office of the United States Attorney for the Northern District of Illinois are also reviewing the allegations that the company acted improperly in connection with the PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan.

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.

Certain parties in the PBR plan review proceeding have indicated that they believe substantial adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas' responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional

Nicor Gas Company                                                        Page 9
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

refunds to consumers. On March 5, 2003, the ICC staff filed a response brief in support of CUB's motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO's motion for sanctions, which ruling may be subject to review by the ICC. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2003.

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas' PBR plan. The named plaintiffs alleged breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The named plaintiffs sought, on behalf of themselves and the purported class, compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiffs and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. On December 4, 2002, the named plaintiffs voluntarily dismissed the case, but indicated an intent to bring their claims before the ICC. Nicor is unable to predict the outcome of any such proceeding or Nicor's potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

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

Hub Services. Nicor Gas offers interstate transportation and storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas accrued customer refunds and other costs totaling $1.4 million in the years 2000 to 2002. On March 14, 2003, FERC issued an order approving a settlement with Nicor Gas.

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

Nicor Gas Company                                                       Page 10
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Troy Grove Facility. On October 15, 2002, Nicor Gas voluntarily disclosed a potential violation of certain air pollution regulations and statutes to both the United States Environmental Protection Agency (U.S. EPA) and the Illinois Environmental Protection Agency (IEPA) related to commencement of construction of certain compressor equipment at its Troy Grove storage field prior to the issuance of a Prevention of Significant Deterioration (PSD) Permit. Based on various communications between Nicor Gas and IEPA, the company does not expect the resolution of this matter to have a material adverse impact on the company's financial condition or results of operations.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Approximately 160 households have opted out of the class. Of those, 45 households had traces of mercury, and Nicor Gas has settled with seven households.

As of March 31, 2003, Nicor Gas had remaining an estimated liability of $22.9 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to vigorously pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. At this stage, it is not possible to estimate the likelihood of additional recoveries and Nicor Gas has not accrued any such recoveries in its financial statements.

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company's financial condition.

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800's and early to mid 1900's to produce manufactured gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determines the extent additional remediation is necessary and provides a basis for estimating additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

Nicor Gas Company                                                       Page 11
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (concluded)

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the ongoing cleanup of a former manufactured gas plant site in Oak Park, Illinois is inadequate. Since then, three additional lawsuits have been filed in that court related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, various personal injuries and one death that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the MWRDGC) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company's financial condition or results of operations.

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

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net income for the first quarter of 2003 rose to $41.5 million from $32.6 million in the first quarter of 2002 due to higher operating income resulting from the positive impact of a new interim depreciation allocation method. Effective January 1, 2003, Nicor Gas began using a straight-line method to allocate annual depreciation to interim periods, a method predominantly used by others in the industry. While this change has a significant impact on the quarterly results, it has no impact on depreciation for the full year. Nicor Gas' first quarter 2002 results include the company's depreciation allocated based upon the level of weather-normalized gas deliveries. Net income for the 2002 quarter would have been $46 million had the company allocated annual depreciation on the straight-line basis. Higher operating and maintenance expenses partially offset the impact of the new interim depreciation allocation method.

Operating revenues. Operating revenues increased significantly to $1,096.7 million in the first quarter of 2003 from $516.5 million in 2002 due primarily to higher natural gas costs, which are passed directly through to customers without markup, and colder weather. The average cost of natural gas sold in the 2003 period was more than double the comparable 2002 period. The revenue effect of higher natural gas costs was approximately $420 million and colder weather increased revenues by about $80 million.

Margin. Nicor Gas utilizes a measure it refers to as "margin" to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include gas costs, which are passed directly through to customers without markup, and revenue taxes, for which Nicor Gas earns only a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas and many other gas utility companies exclude these items in evaluating performance. A reconciliation of gas distribution revenues and margin is as follows (in millions):

                                                   Three months
                                                      ended
                                                     March 31
                                               -------------------
                                                 2003       2002
                                               --------- ---------
Gas distribution revenues                      $1,096.7   $ 516.5
Cost of gas                                      (862.9)   (315.0)
Revenue tax expense                               (61.5)    (35.5)
                                               --------- ---------
Gas distribution margin                        $  172.3   $ 166.0
                                               ========= =========

Margin in 2003 was positively impacted by increased deliveries from higher customer demand ($6.0 million). Higher customer demand was driven primarily by colder weather than the prior year ($10.7 million), partially offset by an unfavorable variance from the company's weather protection in 2003 compared to 2002 ($7.0 million), and higher demand unrelated to weather ($2.3 million). Increased customer finance charges ($1.7 million) related to larger customer bills also contributed to the 2003 increase. These improvements were partially offset by lower results from the Chicago Hub ($.9 million).

Operating and maintenance expense. Operating and maintenance expense increased $9.1 million in the first quarter of 2003 to $58.5 million. The increase from the prior-year period was due primarily to lower pension credits ($2.4 million), increased bad debt expense ($2.2 million), higher costs of natural gas used

Nicor Gas Company                                                       Page 13
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

to operate company equipment and facilities ($1.4 million) and increased health care and insurance costs ($1.7 million). Gas distribution operating and maintenance expense included $.3 million of pension expense in 2003 compared with $2.1 million of pension credits in 2002. The higher bad debt and company-use gas expenses are related to higher average natural gas costs in 2003 compared to 2002.

Depreciation. Depreciation decreased significantly due to the change to a straight-line interim depreciation allocation method. Previously, Nicor Gas allocated annual depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter. Depreciation would have been $22.2 million lower than reported in the first quarter of 2002 had interim depreciation been allocated on a straight-line basis.

Other income (expense). Other income (expense) before taxes was $6.1 million lower in the first quarter of 2003 compared with the first quarter of 2002 due primarily to the absence of results from the performance-based rate (PBR) plan ($2.2 million), which was discontinued beginning January 1,2003, and $3.4 million in property sale gains recorded in the first quarter of 2002.

Interest expense. Interest expense for the three-month period ended March 31, 2003 decreased $.4 million to $9.1 million due primarily to lower interest rates.

Nicor Gas Company                                                       Page 14
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                                   Three months ended
                                                       March 31
                                                   -------------------
                                                     2003       2002
                                                   --------   --------
Operating revenues (millions)
   Sales
     Residential                                   $  765.8   $  340.2
     Commercial                                       171.9       64.3
     Industrial                                        26.8       10.7
                                                   --------   --------
                                                      964.5      415.2
                                                   --------   --------
   Transportation
     Residential                                        7.1        3.1
     Commercial                                        25.9       25.7
     Industrial                                        11.3       11.0
     Other                                              5.1        2.5
                                                   --------   --------
                                                       49.4       42.3
                                                   --------   --------
   Other revenues
     Revenue taxes                                     62.4       36.4
     Environmental cost recovery                       15.7       12.0
     Chicago Hub                                        2.4        3.3
     Other                                              2.3        7.3
                                                   --------   --------
                                                       82.8       59.0
                                                   --------   --------
                                                   $1,096.7   $  516.5
                                                   ========   ========
Deliveries (Bcf)
   Sales
     Residential                                      107.6       94.7
     Commercial                                        23.4       17.2
     Industrial                                         3.7        3.1
                                                   --------   --------
                                                      134.7      115.0
                                                   --------   --------
   Transportation
     Residential                                        8.1        3.2
     Commercial                                        39.7       39.8
     Industrial                                        36.5       37.7
                                                   --------   --------
                                                       84.3       80.7
                                                   --------   --------
                                                      219.0      195.7
                                                   ========   ========
Customers at end of period (thousands)
   Sales
     Residential                                    1,748.9    1,777.0
     Commercial                                       111.0      105.5
     Industrial                                         7.1        6.9
                                                   --------   --------
                                                    1,867.0    1,889.4
                                                   --------   --------
   Transportation
     Residential                                      122.4       58.2
     Commercial                                        61.2       64.7
     Industrial                                         6.6        6.9
                                                   --------   --------
                                                      190.2      129.8
                                                   --------   --------
                                                    2,057.2    2,019.2
                                                   ========   ========
Other statistics
   Degree days                                        3,254      2,723
   Percent colder (warmer) than normal                 5.5%    (11.7)%
   Average gas cost per Mcf sold                     $ 6.36     $ 2.71

Nicor Gas Company                                                       Page 15
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities decreased $7.3 million to $113.0 million in the first quarter from $120.3 million in the year earlier period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items due to such factors as weather, the price of gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing. Nicor Gas maintains short-term line of credit agreements with major domestic and foreign banks. At March 31, 2003, these agreements, which serve as backup for the issuance of commercial paper, totaled $334 million and the company had $190 million of commercial paper outstanding.

In April 2003, Moody's Investors Service downgraded the long-term debt ratings of Nicor Gas from Aa1 to Aa3, while affirming the company's short-term ratings. Standard and Poor's Rating Services and Fitch Ratings affirmed Nicor Gas' short-term and long-term debt ratings, which continue to be among the highest in the gas distribution industry. All three rating agencies removed the debt ratings from negative ratings watch.

FACTORS AFFECTING BUSINESS PERFORMANCE

Critical accounting policies. Nicor Gas made a change to an accounting policy in the first quarter of 2003 related to the method of allocating annual depreciation to interim periods. This change had a significant favorable impact on first-quarter results and will have an adverse impact on second- and third-quarter results. It will have no impact on full-year results. For further information about the changes in accounting methods, see the Notes to the Consolidated Financial Statements - Accounting Changes on page 6, which explains all material changes to the company's critical accounting policies since December 31, 2002.

Contingencies. The following contingencies of Nicor Gas are in various stages of investigation or disposition. Although the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor Gas' liquidity or financial condition.

Performance-based rate plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.

There are allegations that the company acted improperly in connection with the PBR plan, and the Illinois Commerce Commission (ICC) and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. In addition, the

Nicor Gas Company                                                       Page 16
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The Securities and Exchange Commission (SEC) and the Office of the United States Attorney for the Northern District of Illinois are also reviewing the allegations that the company acted improperly in connection with the PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel (Report) to Nicor's Board of Directors on October 28, 2002. The findings of the Report include:

o Certain transactions increased customer costs in the aggregate amount of approximately $15 million.
o No improper Nicor affiliated-party transactions or improper hedging activities were identified.
o Inadvertent accounting errors occurred, sometimes to the benefit of customers and sometimes to the benefit of Nicor Gas.
o  No criminal activity or fraud was identified.

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in restated financial statements previously filed with the SEC, and the study of internal controls is ongoing.

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review. Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas' responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. On March 5, 2003, the ICC staff filed a response brief in support of CUB's motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO's motion for sanctions, which ruling may be subject to review by the ICC. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2003.

Nicor Gas Company                                                       Page 17
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On July 22, 2002, a purported class action was filed against Nicor Gas and Nicor in the Circuit Court of Cook County, Illinois, on behalf of all customers of Nicor Gas who at any time from January 2000 through the present were subject to Nicor Gas' PBR plan. The named plaintiffs alleged breach of contract, unjust enrichment and violation of the Illinois Consumer Fraud and Deceptive Practices Act, and that the class sustained damages as a result of Nicor Gas manipulating the benchmark under the PBR plan. The named plaintiffs sought, on behalf of themselves and the purported class, compensatory damages, prejudgment and postjudgment interest, disgorgement of all profits, and restitution to plaintiffs and the purported class. Nicor filed a Motion to Dismiss this action on September 24, 2002. On December 4, 2002, the named plaintiffs voluntarily dismissed the case, but indicated an intent to bring their claims before the ICC. Nicor is unable to predict the outcome of any such proceeding or Nicor's potential exposure related thereto and has not recorded a liability associated with the potential outcome of this contingency.

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

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Contingencies - Mercury on page 10.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Contingencies - Manufactured Gas Plant Sites beginning on page 10.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements - Contingencies beginning on page 8.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. There has been no material change in the company's exposure to market risk since the filing of the 2002 Annual Report on Form 10-K.

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

Item 4.  Controls and Procedures

Immediately following the Signatures section of this Quarterly Report are certifications of the company's CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4), (5) and (6) of the
Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

In July 2002, in response to allegations that Nicor Gas acted improperly in connection with its performance-based rate plan for natural gas costs, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation and storage, and certain other matters. In addition, following up on the work of the committee, the Nicor Board of Directors later directed Nicor's management to, among other things, (a) undertake a reaudit of the Nicor and Nicor Gas financial statements for the years 1999 through 2001 and a review of subsequent quarterly periods, (b) amend any filings with the SEC as necessary, and (c) conduct a detailed study of the adequacy of internal accounting and regulatory controls. See Notes to Consolidated Financial Statements - Contingencies.

To assist management in assessing the control environment and related issues associated with Nicor's natural gas supply, transport, storage and marketing activities, including Nicor Gas Hub administration and Nicor Enerchange trading ("gas supply activities"), Nicor retained a consulting firm with experience in internal controls and the energy industry that is not and has not been the company's external auditor. Through this review of gas supply activities
("gas supply review"), it was observed that:

o Although key controls have been designed to facilitate the complete and accurate capture and processing of gas supply activities, many control activities are not standardized. As such, the reliability and effectiveness of these control processes are dependent on interpretation and execution by business unit personnel.
o Existing processes provide limited oversight and monitoring to ensure that transaction activities and control procedures are performed reliably and consistent with management expectations.

Nicor Gas Company                                                       Page 19
-------------------------------------------------------------------------------
Item 4.  Controls and Procedures (continued)

o As a result, gas supply activities are not adequately documented, overly dependent on people, and not supported by formal training or communication of controls.

In light of the foregoing, and reflecting the consultant's work related to gas supply activities, management has concluded that the following steps related to gas supply activities should be undertaken:

o Enhance the effectiveness of corporate governance and independent oversight of gas supply activities by creating a formal risk management function and expanding senior management oversight through the company's risk management committee.
o Enhance senior management monitoring and oversight of gas supply activities by creating formal reporting frameworks designed to effectively communicate performance, existing risk profile/position, and compliance with policies/procedures.
o Enhance the communication of senior management's expectations regarding objectives, risk tolerances, and business practices in connection with gas supply activities by creating codified and standardized policies and procedures for these activities.
o Given the high degree of regulatory oversight and review over gas supply activities, develop formal documentation and retention standards for key decision-making and transaction activities that are subject to regulatory review.
o For each business unit responsible for gas supply contract negotiation and execution, establish a dedicated contract administration function as well as a contract compliance program.
o Develop formal contracting standards, including practices and procedures surrounding contract execution, contract review and approval and contract modification.

In May 2002, the company engaged new accountants, Deloitte & Touche LLP ("D&T"), who were asked in October to audit the company's 1999, 2000 and 2001 restated financial statements in addition to its audit of 2002 financial statements. In connection with the completion of its audit of, and the issuance of an unqualified report on, Nicor's and Nicor Gas' restated financial statements for the years ended December 31, 1999, 2000 and 2001, D&T issued a letter dated February 28, 2003 (the "D&T Letter"), in which it identified to management and the Audit Committee of the Board of Directors certain deficiencies that existed in the design or operation of Nicor Gas' internal accounting controls which, considered collectively, constituted a material weakness in Nicor Gas' internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies at Nicor Gas' regulated gas purchasing operations included significant weaknesses in the design of controls surrounding execution, monitoring and accounting for gas commodity, transportation, storage and related contracts due, in part, to the lack of a centralized independent back office for these activities. D&T also concluded that these weaknesses had resulted in errors that affected gas purchase costs, inventory, regulatory assets and liabilities, and results of the performance-based rate plan, and led to a restatement of Nicor's and Nicor Gas' financial statements. D&T has made the following recommendations to Nicor and Nicor Gas with respect to these deficiencies:

o Establish a centralized, independent back office function for gas supply activities, staffed with an adequate number of appropriately skilled individuals.
o Charge the gas supply back office function with responsibility for, among other matters, contract analysis to determine correct accounting treatment, ensuring that contract terms are followed, overseeing the contract approval process and contract administration.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the company carried out an evaluation under the supervision and with the participation of the company's management,

Nicor Gas Company                                                       Page 20
-------------------------------------------------------------------------------
Item 4.  Controls and Procedures (continued)

including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (the "Evaluation").

During the course of the Evaluation, the company's principal executive officer and principal financial officer took note of, and considered as part of the company's disclosure controls and procedures (as defined in the Rule 13a-14 under the Securities Exchange Act of 1934), additional procedures performed and controls instituted by the company (the "Additional Procedures") to supplement its internal controls in order to mitigate the effect of the weaknesses and deficiencies identified in the gas supply review and the D&T Letter and to prevent misstatements or omissions in its consolidated financial statements resulting from such factors. Based on the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded, as of the date of the Evaluation, that the company's disclosure controls and procedures, including the Additional Procedures, were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management has considered the matters referred to above, D&T's recommendations with respect thereto and the gas supply review in connection with management's general evaluation of the company's internal controls in particular and its disclosure controls and procedures generally. The company has accepted the recommendations identified in the D&T Letter and in the gas supply review. The company's management has assigned a high priority to the short-term and long-term correction of the internal control weaknesses and deficiencies identified by D&T and in the gas supply review, and has implemented and continues to implement changes to the company's policies, procedures, systems and personnel to address these issues. The company's management has implemented or is in the process of implementing the following changes based upon the D&T Letter and the gas supply review:

o The company has dedicated, and will continue to dedicate, additional internal audit and external resources to the assessment of the internal controls of the company.
o New policies with respect to the approval and authorization of all transactions related to gas supply activities and affiliated transactions are being developed and adopted, some of which are now in place.
o Additional gas supply purchasing testing was performed to verify that prices are consistent with market rates.
o Personnel in gas supply accounting now report directly to the company's Controller.
o The company's Risk Management Committee has increased its oversight level, and a new Chief Risk Officer position is being established.
o An outside consultant has been retained to coordinate documentation and implementation of appropriate processes, procedures and controls changes, and has been assigned a number of full-time employees and has commenced this process.
o The company has implemented, and will continue to implement, controls designed to ensure compliance with regulatory rules and mandates.
o A review of contract administration processes is underway to develop and implement a more effective method of contract administration, including documentation of related policies and procedures.

The company will continue to evaluate and implement corrective actions to improve the effectiveness of its disclosure controls and procedures, and will take further actions as dictated by such continuing reviews. These actions will include additional procedures to supplement its internal controls in order to prevent misstatements or omissions in its financial statements resulting from factors such as the weaknesses and deficiencies identified in the gas supply review and the D&T Letter. The steps taken and

Nicor Gas Company                                                       Page 21
-------------------------------------------------------------------------------
Item 4.  Controls and Procedures (concluded)

to be taken to correct the weaknesses and deficiencies identified in the gas supply review and the D&T Letter have constituted and will constitute significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see the Notes to the Consolidated Financial Statements - Contingencies beginning on page 8 and Management's Discussion and Analysis - Contingencies beginning on page 15, which are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

   (a)  See Exhibit Index on page 25 filed herewith.

   (b) The company did not file a report on Form 8-K during the first quarter of 2003.

Nicor Gas Company                                                      Page 22
-------------------------------------------------------------------------------

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Nicor Gas Company




   Date:  May 2, 2003               /s/KATHLEEN L.HALLORAN
          -----------               --------------------------
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



   Date:  May 2, 2003               /s/ THOMAS L. FISHER
          -----------               ------------------------------------
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

   Date:  May 2, 2003                       /s/ KATHLEEN L. HALLORAN
          -----------                       ------------------------
                                            Kathleen L. Halloran
                                            Executive Vice President
                                            Finance and Administration

Nicor Gas Company                                                       Page 25
-------------------------------------------------------------------------------
Exhibit Index

  Exhibit
  Number                         Description of Document
  ---------    ----------------------------------------------------------------

   3.01 * Articles of Incorporation of the company. (File No. 1-7296, Form 10-K for 1980, Exhibit 3-01.)

   3.02 * Amendment to Articles of Incorporation of the company. (File No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

   3.03 * By-Laws of the company as amended by the company's Board of Directors on May 3, 1995. (File No. 1-7296, Form 10-Q for March 1995, Exhibit 3(ii).01.)

  12.01        Computation of Consolidated Ratio of Earnings to Fixed Charges.

  18.01 Preferability Letter regarding Change in Accounting of Interim Depreciation.

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