Form 10-Q
period 2003-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2003-08-05
CIK 110104

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                 For the quarterly period ended June 30, 2003


                                       or


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934




                    Registrant, State of              I.R.S. Employer
 Commission             Incorporation,                Identification
 File Number     Address and Telephone Number             Number
--------------  --------------------------------      ---------------

   1-7296        Northern Illinois Gas Company           36-2863847
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

Shares of common stock, par value $5, outstanding at July 31, 2003 were 15,232,414, all of which are owned by Nicor Inc.

==============================================================================

Nicor Gas Company                                                       Page i
------------------------------------------------------------------------------
Table of Contents
-----------------
Part I - Financial Information

   Item 1. Financial Statements - (Unaudited) ................... 1

           Consolidated Statements of Operations:
            Three and six months ended
            June 30, 2003 and 2002 .............................. 2

           Consolidated Statements of Cash Flows:
            Six months ended
            June 30, 2003 and 2002 .............................. 3

           Consolidated Balance Sheets:
            June 30, 2003 and 2002, and
            December 31, 2002 ................................... 4

           Notes to the Consolidated Financial Statements ....... 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................13

   Item 4. Controls and Procedures ..............................20

Part II - Other Information

   Item 1. Legal Proceedings ....................................23

   Item 6. Exhibits and Reports on Form 8-K .....................23

           Signature ............................................24

           Exhibit Index ........................................25

Glossary
--------
Degree day...The extent to which the daily average temperature falls below
             65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days per year.
ICC..........Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
FERC.........Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
Mcf, MMcf,
Bcf..........Thousand cubic feet, million cubic feet, billion cubic feet.
PBR..........Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance.

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

Nicor Gas Company                                                        Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions)

                                      Three months ended   Six months ended
                                           June 30              June 30
                                      ------------------   -----------------
                                        2003      2002       2003      2002
                                      --------  --------   --------  --------

Operating revenues (includes revenue
  taxes of $24.6, $20.4, $86.9 and
  $56.8, respectively)                 $ 379.5   $ 282.0   $1,476.2  $  798.5
                                       -------  --------   --------  --------

Operating expenses
   Cost of gas                           241.0     146.9    1,103.9     461.9
   Operating and maintenance              54.7      45.8      113.1      95.2
   Depreciation                           36.0      22.6       72.1      79.2
   Taxes, other than income taxes         27.9      23.3       94.0      63.7
   Mercury-related costs (recoveries)    (17.4)        -      (17.8)       .2
   Income taxes                           10.9      13.3       34.2      30.0
                                       -------  --------   --------  --------
                                         353.1     251.9    1,399.5     730.2
                                       -------  --------   --------  --------
Operating income                          26.4      30.1      76.7       68.3
                                       -------  --------   --------  --------

Other income (expense)
   Other, net                               .9      (1.6)       1.1       4.7
   Income taxes on other income            (.3)       .7        (.3)     (1.8)
                                       -------  --------    -------  --------
                                            .6       (.9)        .8       2.9
                                       -------  --------    -------  --------

Interest expense
   Interest on debt, net of amounts
     capitalized                           8.1       7.9       16.6      17.2
   Other                                    .4        .4         .9        .5
                                       -------  --------    -------  --------
                                           8.5       8.3       17.5      17.7
                                       -------  --------    -------  --------

Net income                                18.5      20.9       60.0      53.5

Dividends on preferred stock                .1        .1         .2        .2
                                       -------  --------    -------  --------

Earnings applicable to common stock     $ 18.4    $ 20.8     $ 59.8    $ 53.3
                                       =======  ========    =======  ========


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                        Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                           Six months ended
                                                                June 30
                                                         -------------------
                                                           2003      2002
                                                         --------  ---------
Operating activities
   Net income                                              $ 60.0   $ 53.5
   Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                           72.1     79.2
      Deferred income tax expense                             9.6     10.2
      Gain on sale of property, plant and equipment           (.4)    (3.4)
      Changes in:
       Receivables, less allowances                         107.8    121.5
       Gas in storage                                          .9     21.3
       Deferred/accrued gas costs                           (73.6)   (73.3)
       Prepaid pension costs                                    -     (6.4)
       Other assets                                          25.0      4.4
       Accounts payable                                     (96.5)   (76.0)
       Accrued mercury-related costs (recoveries)             (.8)    (4.2)
       Temporary LIFO liquidation                            18.0     93.5
       Other liabilities                                    (41.6)    16.2
      Other                                                    .1      1.2
                                                         --------  -------
   Net cash flow provided from operating activities          80.6    237.7
                                                         --------  -------

Investing activities
   Capital expenditures                                     (81.2)   (75.5)
   Net proceeds from the sale of property, plant,
    and equipment                                              .4      3.5
                                                         --------  -------
   Net cash flow used for investing activities              (80.8)   (72.0)
                                                         --------  -------

Financing activities
   Net proceeds from issuing long-term debt                     -     49.9
   Disbursements to retire long-term debt                  (100.0)       -
   Short-term borrowings (repayments), net                   20.0   (267.0)
   Dividends paid                                           (36.2)   (66.2)
   Other                                                      (.5)     (.4)
                                                         --------  -------
   Net cash flow used for financing activities             (116.7)  (283.7)
                                                         --------  -------

Net decrease in cash and cash equivalents                  (116.9)  (118.0)

Cash and cash equivalents, beginning of period              182.2    137.7
                                                         --------  -------

Cash and cash equivalents, end of period                  $  65.3   $ 19.7
                                                         ========  =======


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                        Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                              June 30  December 31  June 30
                                               2003      2002        2002
                                             ---------  --------  ---------
                  Assets

Gas distribution plant, at cost             $ 3,622.6 $ 3,558.1  $ 3,491.9
   Less accumulated depreciation              1,964.7   1,910.1    1,877.4
                                             ---------  --------  ---------
                                              1,657.9   1,648.0    1,614.5
                                             ---------  --------  ---------

Current assets
   Cash and cash equivalents - affiliates        65.3     115.3       13.2
   Cash and cash equivalents - other                -      66.9        6.5
   Receivables, less allowances of $22.5,
    $14.4 and $10.0, respectively               277.3     382.4      157.7
   Receivables - affiliates                       8.0      10.7       12.1
   Gas in storage, at last-in, first-out
    (LIFO) cost                                  17.7      18.6       10.7
   Deferred gas costs                             6.3         -          -
   Deferred income taxes                         30.4      31.4       35.3
   Other                                         10.7      12.2        7.5
                                             ---------  --------  ---------
                                                415.7     637.5      243.0
                                             ---------  --------  ---------

Prepaid pension costs                           177.1     177.1      170.7
Other assets                                     60.0      82.2       28.0
                                             ---------  --------  ---------

                                            $ 2,310.7 $ 2,544.8  $ 2,056.2
                                            ========== ========= ==========

      Capitalization and Liabilities

Capitalization
   Long-term debt                             $ 396.4   $ 396.2    $ 395.9
   Preferred stock                                6.5       7.0        7.0
   Common equity
    Common stock                                 76.2      76.2       76.2
    Paid-in capital                             108.1     108.0      108.1
    Retained earnings                           469.3     424.5      433.1
    Accumulated other comprehensive loss         (1.1)      (.9)      (1.0)
                                             ---------  --------  ---------
                                                652.5     607.8      616.4
                                             ---------  --------  ---------
                                              1,055.4   1,011.0    1,019.3
                                             ---------  --------  ---------

Current liabilities
   Long-term obligations due within one year       .5     100.5      100.5
   Short-term borrowings - other                335.0     315.0          -
   Accounts payable                             365.2     461.7      321.7
   Temporary LIFO liquidation                    18.0         -       93.5
   Accrued gas costs                                -      67.3       34.7
   Accrued mercury-related costs                  4.5       5.0        4.2
   Accrued dividends payable                        -      21.1          -
   Other                                         16.6      46.4       24.7
                                             ---------  --------  ---------
                                                739.8   1,017.0      579.3
                                             ---------  --------  ---------

Deferred credits and other liabilities
   Deferred income taxes                        264.0     253.5      233.0
   Regulatory income tax liability               60.3      62.2       64.4
   Unamortized investment tax credits            36.5      37.5       38.0
   Accrued mercury-related costs                 18.1      18.4       28.6
   Other                                        136.6     145.2       93.6
                                             ---------  --------  ---------
                                                515.5     516.8      457.6
                                             ---------  --------  ---------

                                            $ 2,310.7 $ 2,544.8  $ 2,056.2
                                            ========== ========= ==========


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

                                     June 30    December 31    June 30
                                       2003        2002          2002
                                    ----------  ----------  ----------

  Deferred (accrued) gas costs        $   6.3    $  (67.3)    $ (34.7)
  Regulatory income tax liability       (60.3)      (62.2)      (64.4)
  Unamortized loss on reacquired debt    18.5        19.0        19.5
  Deferred (accrued) environmental
    costs                                33.5        54.7       (11.5)
                                    ----------  ----------   ---------
                                      $  (2.0)   $  (55.8)    $ (91.1)
                                    ==========  ==========   =========


The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other noncurrent assets and other noncurrent liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas depreciates anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at June 30, 2003, December 31, 2002 and June 30, 2002 was approximately $645 million, $625 million and $601 million, respectively.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the three and six months ended June 30, 2003 were $23.9 million and $85.4 million, respectively, and $19.7 million and $55.2 million, respectively, for the same periods ended June 30, 2002.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The composite depreciation rate is 4.1 percent, which includes estimated future removal costs.


Nicor Gas Company                                                       Page 6
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

ACCOUNTING CHANGES

Depreciation. Effective January 1, 2003, Nicor Gas began using the straight-line method for allocating annual depreciation to interim periods, the predominant method used by other companies in its industry. Nicor Gas' 2002 results include the company's depreciation allocated based upon the level of weather-normalized gas deliveries. The following table provides a comparison of Nicor Gas' results as reported for the three and six months ended June 30, 2002 to pro forma results had depreciation been allocated on a straight-line basis (in millions):

                                 Three months ended      Six months ended
                                    June 30, 2002         June 30, 2002
                                --------------------    --------------------
                                    As                     As
                                Reported  Pro Forma     Reported  Pro Forma
                                --------- ----------    ---------- ----------
  Depreciation expense           $ 22.6   $ 34.4         $ 79.2    $ 68.8
  Operating income                 30.1     22.9           68.3      74.5
  Net income                       20.9     13.7           53.5      59.8

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

Nicor Gas continues its practice of accruing for future retirement costs as accumulated depreciation, subject to cost-of-service utility rate regulation, even when an asset removal obligation does not exist under FAS 143. Through June 30, 2003, the company has accrued and recovered about $645 million associated with the future removal of these long-lived assets.

No cumulative effect gain or loss was required as a result of adopting this standard due to the economic effect of Nicor Gas' cost-of-service utility rate regulation. The application of this standard did not have a material effect on the company's financial position and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities. In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors


Nicor Gas Company                                                       Page 7
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies beginning July 1, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Nicor Gas has not yet determined the impact of this interpretation on its financial position or results of operations.

Derivative Instruments and Hedging Activities. In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The company is currently evaluating FAS 149 and has not yet determined the impact of adopting its provisions.

Accounting for Certain Financial Instruments. In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of FAS 150 are effective for Nicor Gas beginning July 1, 2003. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations.

ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $57.4 million, $142.4 million and $39.5 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

SHORT-TERM DEBT

In April 2003, Nicor Gas issued $50 million of 1.6 percent unsecured notes due in October 2003 to refund the redemption of $50 million of unsecured notes at 3 percent due in April 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor Gas' First Mortgage Bonds outstanding at June 30, 2003 was $400.0 million and at December 31, 2002 and June 30, 2002, the principal balance outstanding was $450.0 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was $445.5 million, $481.6 million and $463.9 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.


Nicor Gas Company                                                       Page 8
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

OTHER INCOME (EXPENSE)

Other income (expense) - other, net consists of the following (in millions):

                                 Three months ended  Six months ended
                                      June 30            June 30
                                 -----------------  -----------------
                                   2003      2002     2003     2002
                                 -------- -------  -------  --------
   PBR plan results              $    -    $(2.2)   $    -    $    -
   Gains on sale of property,
    plant and equipment              .4        -        .4       3.4
   Interest income                   .4       .5        .9       1.5
   Other income                      .3       .1        .4        .3
   Other expense                    (.2)       -       (.6)      (.5)
                                 --------  -------  -------  --------
                                 $   .9    $(1.6)    $ 1.1    $  4.7
                                 ======== ========  =======  ========

COMPREHENSIVE INCOME

Total comprehensive income, as defined by FAS 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

                                 Three months ended  Six months ended
                                      June 30            June 30
                                 -----------------   -----------------
                                  2003      2002       2003     2002
                                 --------  -------   -------  --------
   Net income                    $  18.5   $ 20.9     $ 60.0    $ 53.5
   Other comprehensive income
   (loss), net of tax                  -       -         (.2)       .3
                                 --------  -------    -------  --------
   Total comprehensive income    $  18.5   $ 20.9     $ 59.8    $ 53.8
                                 ========  =======    =======  ========

Other comprehensive income (loss) consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

GUARANTEES

Nicor Gas had outstanding letters of credit and surety bonds totaling approximately $5 million at June 30, 2003. The letters of credit and surety bonds typically act as a guarantee of payment or performance to certain third parties in accordance with specified terms and conditions.

RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three and six months ended June 30, 2003, Nicor Gas had net charges to affiliates of $1.4 million and $5.0


Nicor Gas Company                                                       Page 9
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

million, respectively. For the three and six months ended June 30, 2002, Nicor Gas had net charges to affiliates of $2.1 million and $4.2 million, respectively.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three months ended June 30, 2003 and 2002, net charges to Nicor Enerchange were $1.7 million and $6.8 million, respectively, and for the six months ended June 30, 2003 and 2002, net charges to Nicor Enerchange were $2.3 million and $10.1 million, respectively.

Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL), charged Nicor Gas $2.5 million and $5.1 million for the three and six months ended June 30, 2003, respectively, for natural gas transportation under rates that have been accepted by FERC. For the three and six months ended June 30, 2002, Horizon Pipeline charged Nicor Gas $1.4 million for this service.

Nicor Gas purchases engineering and corrosion services from Nicor Technologies, a subsidiary of Nicor. Nicor Gas was charged $1.2 million for these services for the three months ended June 30, 2003 and 2002, and $2.1 million and $2.3 million for these services for the six months ended June 30, 2003 and 2002, respectively.

CONTINGENCIES

The following contingencies of Nicor Gas are in various stages of investigation or disposition. Although in some cases the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor Gas' liquidity or financial condition.

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

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney's Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.


Nicor Gas Company                                                      Page 10
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.

Certain parties in the PBR plan review proceeding have indicated that they believe substantial adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas' responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers. On March 5, 2003, the ICC staff filed a response brief in support of CUB's motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO's motion for sanctions. CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC proceedings. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2003.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the Securities and Exchange Commission (SEC) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter.

Hub Services. Nicor Gas offers interstate transportation and storage services, which are regulated by the Federal Energy Regulatory Commission (FERC), as well as certain intrastate interruptible transportation and storage services which are regulated by the ICC. During a periodic rate case that was filed with FERC, Nicor Gas determined that refunds were due to certain customers of these services. Nicor Gas accrued customer refunds and other costs totaling $1.4 million in the years 2000 to 2002. On March 14, 2003, FERC issued an order approving a settlement with Nicor Gas. The resolution of this matter did not have a material adverse impact on the company's financial condition or results of operations.

Other FERC Matters. In 2002, Nicor Gas determined that it may not have complied with regulations of FERC governing the release of certain transportation and storage capacity that it contracts for with interstate pipelines, and the company brought these matters to the attention of FERC. The company accrued a $.4 million liability associated with these matters in the fourth quarter of 2002. On March 14, 2003, FERC issued an order approving a settlement with Nicor Gas. The resolution of this matter did not have a material adverse impact on the company's financial condition or results of operations.

Troy Grove Facility. On October 15, 2002, Nicor Gas voluntarily disclosed a potential violation of certain air pollution regulations and statutes to both the United States Environmental Protection Agency and the Illinois Environmental Protection Agency (IEPA) related to commencement of construction of certain compressor equipment at its Troy Grove storage field prior to the issuance of a Prevention of Significant Deterioration Permit. On June 26, 2003, Nicor Gas completed the installation of an alternate


Nicor Gas Company                                                      Page 11
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

fuel refueling station at Nicor's Ottawa, Illinois facility pursuant to the terms of a Compliance Commitment Agreement proposed by Nicor Gas and approved by IEPA to resolve this matter. The resolution of this matter did not have a material adverse impact on the company's financial condition or results of operations.

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

As of June 30, 2003, Nicor Gas had remaining an estimated liability of $22.6 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company, but believes that it has now collected the majority of such recoveries. When received, these recoveries are recorded as a reduction to gas distribution operating expense. In the second quarter of 2003, Nicor Gas recovered approximately $17.4 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the IEPA for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determines the extent additional remediation is necessary and provides a basis for estimating additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among


Nicor Gas Company                                                     Page 12
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(concluded)

other things, that the ongoing cleanup of a former manufactured gas plant site in Oak Park, Illinois is inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, various personal injuries and one death that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

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

Nicor Gas Company                                                      Page 13
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Nicor Gas' 2003 quarterly and year-to-date earnings were significantly impacted by a change in the method of allocating annual depreciation to interim periods. Effective January 1, 2003, the company began using a straight-line method to allocate annual depreciation to interim periods, a method predominantly used by others in the industry. While this change has a significant impact on quarterly and year-to-date results, it has no impact on depreciation for the full year. Nicor Gas' 2002 interim period results include depreciation allocated based upon the level of weather-normalized gas deliveries. The following table provides a comparison of Nicor Gas' results as reported for the second quarter and year-to-date periods of 2003 and 2002, and the pro forma results for 2002 had the company's depreciation been allocated on a straight-line basis (in millions):

                                     Three months ended June 30
                                     ---------------------------
                                                2002     2002
                                                 As       Pro
                                       2003   Reported   Forma
                                     -------- -------- ---------
Operating income                     $ 26.4    $ 30.1   $ 22.9
Net income                             18.5      20.9     13.7


                                      Six months ended June 30
                                     ---------------------------
                                                2002     2002
                                                 As       Pro
                                       2003   Reported   Forma
                                     -------- -------- ---------
Operating income                     $ 76.7    $ 68.3   $ 74.5
Net income                             60.0      53.5     59.8

In the second quarter of 2003 operating income and net income decreased from the 2002 reported amounts due to increased depreciation and higher operating and maintenance expenses. These negative factors were largely offset by the favorable impact of significant recoveries from third parties in the 2003 quarter relating to the mercury inspection and repair program. The increase in operating income and net income for the six-month period was due primarily to the 2003 recoveries and lower depreciation. These positive factors were partially offset by higher operating and maintenance expenses in 2003. The year-to-year fluctuation in depreciation for both periods was due primarily to the change in the interim depreciation accounting method.

Operating revenues. Operating revenues increased significantly in the quarter and year-to-date periods of 2003 compared with the prior-year periods due primarily to higher natural gas costs, which are passed directly through to customers without markup. Colder weather also contributed to increased revenues for the six-month period. The revenue effect of higher natural gas costs was approximately $120 million and $540 million for the three- and six-month periods, respectively, and the colder weather increased revenues by about $85 million for the 2003 year-to-date period. Industrial deliveries fell in both periods, despite colder weather in the year-to-date period, due largely to lower power-generation load.


Nicor Gas Company                                                      Page 14
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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


                            Three months ended      Six months ended
                                June 30                  June 30
                            ----------------        -----------------
                             2003     2002           2003     2002
                            ------- --------       -------- --------
Revenues                    $ 379.5 $ 282.0      $ 1,476.2  $ 798.5
Cost of gas                  (241.0) (146.9)      (1,103.9)  (461.9)
Revenue tax expense           (23.9)  (19.7)         (85.4)   (55.2)
                            ------- --------      --------- --------
Gas distribution margin     $ 114.6 $ 115.4      $   286.9  $ 281.4
                            ======= ========     ========== ========

For the quarter, margin decreased slightly due primarily to a smaller contribution from nontraditional gas supply-related services ($3.2 million), such as the Chicago Hub, lower customer demand unrelated to weather ($2.4 million) and lower deliveries for power generation ($1.1 million). These negative factors were partially offset by increased customer finance charges ($3.0 million), related to larger customer bills in 2003, and the absence of unfavorable weather hedge results that accrued in the second quarter of 2002 ($2.9 million).

Margin in 2003 was positively impacted in the six-month period by increased customer deliveries due to colder weather than the prior year ($10.1 million), partially offset by an unfavorable variance from the company's weather hedge in 2003 compared to 2002 ($4.1 million). Increased customer finance charges ($4.8 million) related to larger 2003 customer bills also contributed to the increase. These improvements were partially offset by a smaller contribution from nontraditional gas supply-related services ($4.0 million), such as the Chicago Hub, and lower deliveries for power generation ($1.0 million).

Operating and maintenance expense. Operating and maintenance expense increased $8.9 million and $17.9 million in the three- and six-month periods ended June 30, 2003, respectively, compared to the same periods of 2002. The quarterly increase was due to a number of factors including lower pension credits ($2.4 million), higher health care and insurance costs ($1.8 million), increased legal and accounting costs primarily related to the PBR plan review ($1.3 million) and increased natural gas costs to operate company equipment and facilities ($.9 million). These increased costs were partially offset by lower bad debt expense ($2.2 million) in the 2003 quarter compared with the 2002 quarter, which included a charge to increase the receivables allowance.

The increase in the six-month period was due primarily to lower pension credits ($4.8 million), higher health care and insurance costs ($3.5 million), increased natural gas costs to operate company equipment and facilities ($2.3 million) and increased costs related to the PBR plan review ($1.3 million).

Operating and maintenance expense included $.3 million and $.6 million of pension expense in the 2003 three- and six-month periods, respectively, compared with $2.1 million and $4.2 million of pension


Nicor Gas Company                                                      Page 15
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

credits in the same 2002 periods. The higher company-use gas expenses are related to higher average natural gas costs in 2003 compared to 2002.

Depreciation. Both the quarter and year-to-date results were significantly affected by the change to a straight-line interim depreciation allocation method. Previously, Nicor Gas allocated depreciation to interim periods based upon the level of weather-normalized gas deliveries each quarter. If a straight-line allocation method had been used in 2002, depreciation in both 2003 periods would have increased slightly compared to the 2002 periods as a result of property additions.

Mercury-related costs (recoveries). In the second quarter of 2003, Nicor Gas recovered approximately $17.4 million of mercury-related costs, net of legal fees, from insurers and independent contractors.

Other income (expense). Other income (expense) before taxes was $2.5 million higher and $3.6 million lower in the three- and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The quarterly increase is due to the 2002 reversal of the performance-based rate (PBR) plan income ($2.2 million) recorded in the first quarter of 2002. The PBR plan was discontinued on January 1, 2003. Year-to-date results reflect $.4 million of property sale gains in 2003 compared to $3.4 million in property sale gains recorded in 2002.

Interest expense. Interest expense for the three and six months ended June 30, 2003 essentially remained unchanged compared to the same prior year periods. The impact of higher average borrowing levels were offset by the positive effect of lower interest rates.


Nicor Gas Company                                                  Page 16
--------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                                   Three months ended     Six months ended
                                         June 30               June 30
                                   ------------------    -------------------
                                     2003      2002         2003      2002
                                   --------  --------    ---------  --------
Operating revenues (millions):
   Sales
    Residential                     $ 250.5   $ 179.2    $ 1,016.3   $ 519.3
    Commercial                         53.0      35.4        224.9      99.8
    Industrial                          6.6       6.9         33.4      17.6
                                   --------  --------    ---------  --------
                                      310.1     221.5      1,274.6     636.7
                                   --------  --------    ---------  --------
   Transportation
    Residential                         4.7       2.9         11.8       6.0
    Commercial                         14.6      16.0         40.6      41.7
    Industrial                         10.0      11.1         21.3      22.1
    Other                               4.1       2.0          9.1       4.5
                                   --------  --------    ---------  --------
                                       33.4      32.0         82.8      74.3
                                   --------  --------    ---------  --------

   Other revenues
    Revenue taxes                      24.6      20.4         86.9      56.8
    Environmental cost recovery         4.0       3.4         19.7      15.4
    Chicago Hub                         1.1       3.2          3.5       6.5
    Weather insurance                     -      (2.9)        (3.5)       .6
    Other                               6.3       4.4         12.2       8.2
                                   --------  --------    ---------  --------
                                       36.0      28.5        118.8      87.5
                                   --------  --------    ---------  --------
                                    $ 379.5   $ 282.0    $ 1,476.2   $ 798.5
                                   ========  ========    =========  ========

Deliveries (Bcf):
   Sales
    Residential                        28.4      31.2        136.0     125.9
    Commercial                          6.3       6.5         29.7      23.7
    Industrial                           .8       1.3          4.5       4.5
                                   --------  --------    ---------  --------
                                       35.5      39.0        170.2     154.1
                                   --------  --------    ---------  --------
   Transportation
    Residential                         2.1       1.3         10.3       4.5
    Commercial                         13.4      14.6         53.1      54.3
    Industrial                         25.5      36.2         62.0      73.9
                                   --------  --------    ---------  --------
                                       41.0      52.1        125.4     132.7
                                   --------  --------    ---------  --------
                                       76.5      91.1        295.6     286.8
                                   ========  ========    =========  ========

Customers at end of period (thousands):
   Sales
    Residential                     1,740.7   1,733.7
    Commercial                        111.5     106.6
    Industrial                          7.1       6.9
                                   --------  --------
                                    1,859.3   1,847.2
                                   --------  --------
   Transportation
    Residential                       127.5     103.7
    Commercial                         59.2      62.4
    Industrial                          6.4       6.8
                                   --------  --------
                                      193.1     172.9
                                   --------  --------
                                    2,052.4   2,020.1
                                   ========  ========

Other statistics:
   Degree days                          743       774        3,997     3,497
   Percent colder (warmer)
     than normal                        10%       15%           6%      (7)%
   Average gas cost per Mcf sold     $ 6.64    $ 3.69       $ 6.42    $ 2.96

Nicor Gas Company                                                      Page 17
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities decreased $157.1 million to $80.6 million in the six-month period from $237.7 million in the year-earlier period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items due to such factors as weather, the price of natural gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs.

Financing. Nicor Gas maintains short-term line of credit agreements with major domestic and foreign banks. At June 30, 2003, these agreements, which serve as backup for the issuance of commercial paper, totaled $334 million and the company had $285 million of commercial paper outstanding.

In July 2003, the amount Nicor Gas could borrow under their short-term line of credit agreements increased by $150 million bringing the amount allowed for borrowings under the terms of these agreements up to $484 million at July 31, 2003.

In April 2003, Nicor Gas issued $50 million of 1.6 percent unsecured notes due in October 2003 to refund the redemption of $50 million of unsecured notes at 3 percent due in April 2003.

Nicor Gas expects natural gas prices to remain high throughout the next few quarters. This is expected to require a substantial increase in the amount of short-term financing needed to procure natural gas, particularly to fill storage fields. Nicor Gas' current short-term lines of credit expire in September 2003. To meet its projected borrowing needs, Nicor Gas is working to establish new short-term lines of credit to serve as backup for commercial paper and pursuing other financing facilities. Nicor Gas believes that it will have adequate access to short-term financing to meet this need.

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

FACTORS AFFECTING BUSINESS PERFORMANCE

Critical accounting policies. Nicor Gas made a change to an accounting policy in the first quarter of 2003 related to the method of allocating annual depreciation to interim periods. This creates a significant favorable impact on first- and fourth- quarter results and an adverse impact on second- and third-quarter results. As a result, depreciation is expected to be about $19 million higher and $5 million lower in the third and fourth quarters of 2003, respectively, than for the same quarters of 2002. It will have no impact on full-year results. For further information about the changes in accounting methods, see the Notes to the Consolidated Financial Statements - Accounting Changes on page 6, which explains all material changes to the company's critical accounting policies since December 31, 2002.

Contingencies. The following contingencies of Nicor Gas are in various stages of investigation or disposition. Although in some cases the company is unable to estimate the amount of loss reasonably


Nicor Gas Company                                                      Page 18
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period, but is not expected to have a material adverse impact on Nicor Gas' liquidity or financial condition.

Performance-based rate plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR is currently under Illinois Commerce Commission (ICC) review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office has also intervened in this matter. In addition, the Illinois Attorney General's Office issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in restated financial statements previously filed with the SEC, and substantial progress has been made in the ongoing study of internal controls.

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.


Nicor Gas Company                                                      Page 19
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Certain parties in the PBR plan review proceeding have indicated disagreement with the findings in the Report or have indicated that they believe substantially greater adjustments or penalties are warranted. In addition, on February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas' responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek refunds to consumers in an amount much greater than the $15 million of adjustments identified in the Report. On March 5, 2003, the ICC staff filed a response brief in support of CUB's motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO's motion for sanctions. CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC proceedings. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2003.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the Securities and Exchange Commission (SEC) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Contingencies - Mercury on page 11.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Contingencies - Manufactured Gas Plant Sites beginning on page 11.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements - Contingencies beginning on page 9.


Nicor Gas Company                                                      Page 20
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. There has been no material change in the company's exposure to market risk since the filing of the 2002 Annual Report on Form 10-K, except as noted below.

Credit risk. The company is exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor Gas, in some instances, uses and is entering into additional master netting arrangements to mitigate counterparty credit risk.

On December 2, 2001 Enron North America Corporation (Enron) filed a voluntary petition for relief under Chapter 11 of Title XI of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. At the date of Enron's bankruptcy filing, the net amount due to Enron from Nicor Gas was $2.8 million. In May of 2003 Enron and Nicor Gas entered into a settlement and mutual release whereby Nicor Gas agreed to pay Enron an amount of $2.8 million in full settlement and release of all amounts due Enron. This settlement agreement was approved on May 30, 2003 by the U.S Bankruptcy Court and the settlement payment by Nicor Gas has been made.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor Gas. Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would," or similar phrases. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of the results of legal contingencies (including litigation) and the resolution of those issues, including the effects of an Illinois Commerce Commission review, and undue reliance should not be placed on such statements. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas prices; health care costs; insurance costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions, results, or adjustments; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles; performance of major suppliers and contractors, and acts of terrorism. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor Gas undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 4. Controls and Procedures

Attached as exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the company's CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.


Nicor Gas Company                                                      Page 21
------------------------------------------------------------------------------
Item 4. Controls and Procedures (continued)

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

In light of the foregoing, and reflecting the consultant's work related to gas supply activities, management concluded that the following steps related to gas supply activities should be undertaken:

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

In May 2002, the company engaged new accountants, Deloitte & Touche LLP ("D&T"), who were asked in October 2002 to audit the company's 1999, 2000 and 2001 restated financial statements in addition to


Nicor Gas Company                                                      Page 22
------------------------------------------------------------------------------
Item 4. Controls and Procedures (continued)

its audit of the company's 2002 financial statements. In connection with the completion of its audit of, and the issuance of an unqualified report on Nicor's and Nicor Gas' restated financial statements for the years ended December 31, 1999, 2000 and 2001, D&T issued a letter dated February 28, 2003 (the "D&T Letter"), in which it identified to management and the Audit Committee of the Board of Directors certain deficiencies that existed in the design or operation of Nicor Gas' internal accounting controls which, considered collectively, constituted a material weakness in Nicor Gas' internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies at Nicor Gas' regulated gas purchasing operations included significant weaknesses in the design of controls surrounding execution, monitoring and accounting for gas commodity, transportation, storage and related contracts due, in part, to the lack of a centralized independent back office for these activities. D&T also concluded that these weaknesses had resulted in errors that affected gas purchase costs, inventory, regulatory assets and liabilities, and results of the performance-based rate plan, and led to a restatement of Nicor's and Nicor Gas' financial statements. D&T made the following recommendations to Nicor and Nicor Gas with respect to these deficiencies:

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

The company carried out an evaluation under the supervision and with the participation of the company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation").

During the course of the Evaluation, the company's principal executive officer and principal financial officer took note of, and considered as part of the company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934), additional procedures performed and controls instituted by the company subsequent to the receipt of the D&T Letter (the "Additional Procedures") to supplement its internal controls in order to mitigate the effect of the weaknesses and deficiencies identified in the gas supply review and the D&T Letter and to prevent misstatements or omissions in its consolidated financial statements resulting from such factors. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, including the Additional Procedures, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management has considered the matters referred to above, D&T's recommendations with respect thereto and the gas supply review in connection with management's general evaluation of the company's internal controls in particular and its disclosure controls and procedures generally. The company has accepted the recommendations identified in the D&T Letter and in the gas supply review. The company's


Nicor Gas Company                                                      Page 23
------------------------------------------------------------------------------
Item 4. Controls and Procedures (concluded)

management assigned a high priority to the short-term and long-term correction of the internal control weaknesses and deficiencies identified by D&T and in the gas supply review, and has implemented changes to the company's policies, procedures, systems and personnel to address these issues. The company's management has implemented the following changes based upon the D&T Letter and the gas supply review:

o The company has dedicated additional internal audit and external resources to the assessment of the internal controls of the company.
o New policies with respect to the approval and authorization of all transactions related to gas supply activities and affiliated transactions are being developed and adopted, many of which are now in place.
o Additional gas supply purchasing testing is being regularly performed to verify that prices are consistent with market rates.
o Personnel in gas supply accounting now report directly to the company's Controller.
o The company's Risk Management Committee has increased its oversight level, and a new Chief Risk Officer position is being established.
o Substantial effort has been put forth on documentation and implementation of appropriate processes, procedures and controls.
o The company has implemented, and will continue to implement, controls designed to ensure compliance with regulatory rules and mandates.
o Changes in contract administration processes are underway to implement a more effective method of contract administration, including documentation of related policies and procedures.

The Company will continue to evaluate and implement corrective actions to improve the effectiveness of its disclosure controls and procedures, and will take further actions as dictated by such continuing reviews. These actions will include additional procedures to supplement its internal controls. The steps taken and to be taken to correct the weaknesses and deficiencies identified in the gas supply review and the D&T Letter constitute significant changes in internal controls over financial reporting in the period covered by this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see the Notes to the Consolidated Financial Statements - Contingencies beginning on page 9 and Management's Discussion and Analysis - Contingencies beginning on page 17, which are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

   (a) See Exhibit Index on page 25 filed herewith.

   (b) The company did not file a report on Form 8-K during the second quarter of 2003.

Nicor Gas Company                                                      Page 24
------------------------------------------------------------------------------
Signature
---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Nicor Gas Company




Date   August 4, 2003               /s/ KATHLEEN L. HALLORAN
      ---------------               ------------------------
                                    Kathleen L. Halloran
                                    Executive Vice President
                                    Finance and Administration

Nicor Gas Company                                                      Page 25
------------------------------------------------------------------------------
Exhibit Index
-------------
  Exhibit
  Number                      Description of Document
----------   -----------------------------------------------------------------
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

   12.01     Computation of Consolidated Ratio of Earnings to Fixed Charges.

   31.1      Rule 13a-14(a)/15d-14(a) Certification.

   31.2      Rule 13a-14(a)/15d-14(a) Certification.

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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