Form 10-Q
period 2003-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2003-11-04
CIK 110104

=============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

              For the quarterly period ended September 30, 2003


                                       or


      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934




                                                        I.R.S. Employer
 Commission      Registrant, State of Incorporation,    Identification
 File Number        Address and Telephone Number            Number
--------------  ------------------------------------    ---------------

   1-7296       Northern Illinois Gas Company            36-2863847
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

Shares of common stock, par value $5, outstanding at October 28, 2003 were 15,232,414, all of which are owned by Nicor Inc.

==============================================================================

Nicor Gas Company                                                       Page i
------------------------------------------------------------------------------
Table of Contents
-----------------
Part I - Financial Information

   Item 1. Financial Statements - (Unaudited) ..................... 1

           Condensed Consolidated Statements of Operations:
             Three and nine months ended
             September 30, 2003 and 2002 .......................... 2

           Condensed Consolidated Statements of Cash Flows:
             Nine months ended
             September 30, 2003 and 2002 .......................... 3

           Condensed Consolidated Balance Sheets:
             September 30, 2003 and 2002, and
             December 31, 2002 .................................... 4

           Notes to the Consolidated Financial Statements ......... 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................14

   Item 4. Controls and Procedures ................................22

Part II - Other Information

   Item 1. Legal Proceedings ......................................25

   Item 6. Exhibits and Reports on Form 8-K .......................25

           Signature ..............................................26

           Exhibit Index ..........................................27

Glossary
--------
Degree day......The extent to which the daily average temperature falls below
                65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days per year.
ICC.............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
FERC............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and
                electricity.
Mcf, MMcf, Bcf..Thousand cubic feet, million cubic feet, billion cubic feet.
PBR.............Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance.

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

Nicor Gas Company                                                        Page 2
-------------------------------------------------------------------------------
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

                                        Three months ended    Nine months ended
                                           September 30          September 30
                                         -----------------   ------------------
                                           2003     2002        2003     2002
                                         -------  --------   --------- --------

Operating revenues (includes revenue
   taxes of $11.4, $9.1, $98.3 and
   $66.0, respectively)                  $ 223.4  $  172.7    $ 1,699.6 $ 971.2
                                         -------  --------    --------- -------

Operating expenses
   Cost of gas                             117.6      65.4      1,221.5   527.3
   Operating and maintenance                51.4      48.2        164.5   143.4
   Depreciation                             35.6      17.0        107.6    96.2
   Taxes, other than income taxes           14.4      13.4        108.3    77.1
   Mercury-related costs (recoveries)          -     (19.7)       (17.8)  (19.5)
   Income taxes                             (1.8)     14.4         32.5    44.4
                                         -------  --------    --------- -------
                                           217.2     138.7      1,616.6   868.9
                                         -------  --------    --------- -------
Operating income                             6.2      34.0         83.0   102.3
                                         -------  --------    --------- -------
Other income (expense)
   Other, net                                 .3       1.1          1.4     5.8
   Income taxes on other income              (.1)      (.4)         (.5)   (2.2)
                                         -------  --------    --------- -------
                                              .2        .7           .9     3.6
                                         -------  --------    --------- -------

Interest expense
   Interest on debt, net of amounts
     capitalized                             8.6       8.2         25.1    25.4
   Other                                      .6        .7          1.6     1.2
                                         -------  --------    --------- -------
                                             9.2       8.9         26.7    26.6
                                         -------  --------    --------- -------

Net income (loss)                           (2.8)     25.8         57.2    79.3

Dividends on preferred stock                   -        .1           .2      .2
                                         -------  --------    --------- -------

Earnings (loss) applicable to common
  stock                                  $  (2.8) $   25.7    $    57.0 $  79.1
                                         =======  ========    ========= =======

The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                        Page 3
-------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                        Nine months ended
                                                          September 30
                                                       ------------------
                                                         2003      2002
                                                       --------  --------
Operating activities
   Net income                                          $   57.2  $   79.3
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                        107.6      96.2
      Deferred income tax expense                         133.5      13.2
      Gain on sale of property, plant and equipment         (.4)     (3.4)
      Changes in:
        Receivables, less allowances                      194.2     147.8
        Gas in storage                                   (300.7)    (27.7)
        Deferred/accrued gas costs                        (48.7)    (99.7)
        Prepaid pension costs                                 -      (9.6)
        Other assets                                     (119.9)      4.5
        Accounts payable                                 (147.1)     23.7
        Accrued mercury-related costs (recoveries)         (1.2)     (4.8)
        Other liabilities                                 (60.1)     16.1
      Other                                                  .5       2.3
                                                       --------  --------
   Net cash flow (used for) provided from
     operating activities                                 (185.1)    237.9
                                                       --------  --------
Investing activities
   Capital expenditures                                  (127.3)   (118.2)
   Net proceeds from the sale of property,
     plant and equipment                                     .4       3.5
                                                       --------  --------
   Net cash flow used for investing activities           (126.9)   (114.7)
                                                       --------  --------

Financing activities
   Net proceeds from issuing long-term debt                   -      49.9
   Disbursements to retire long-term debt                (100.0)        -
   Short-term borrowings (repayments), net                375.0     (77.0)
   Dividends paid                                         (54.2)    (88.3)
   Other                                                    (.6)      (.4)
                                                       --------  --------
   Net cash flow provided from (used for)
     financing activities                                 220.2    (115.8)
                                                       --------  --------

Net (decrease) increase in cash and cash equivalents      (91.8)      7.4

Cash and cash equivalents, beginning of period            182.2     137.7
                                                       --------  --------
Cash and cash equivalents, end of period               $   90.4  $  145.1
                                                       ========  ========

The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                       Page 4
------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

                                        September 30   December 31  September 30
                                            2003          2002          2002
                                         -----------   -----------  -----------
             Assets
             ------
Gas distribution plant, at cost          $  3,662.3    $  3,558.1   $  3,525.4
   Less accumulated depreciation            1,995.3       1,910.1      1,885.8
                                         -----------   -----------  -----------
                                            1,667.0       1,648.0      1,639.6
                                         -----------   -----------  -----------
Current assets
   Cash and cash equivalents - affiliates      83.1         115.3        139.3
   Cash and cash equivalents - other            7.3          66.9          5.8
   Receivables, less allowances of
     $20.9, $14.4 and $10.5,
     respectively                             190.1         382.4        130.7
   Receivables - affiliates                     8.8          10.7         12.8
   Gas in storage, at last-in, first-
     out (LIFO) cost                          319.3          18.6         59.7
   Deferred income taxes                       30.7          31.4         39.0
   Other                                      150.7          12.2          8.3
                                         -----------   -----------  -----------
                                              790.0         637.5        395.6
                                         -----------   -----------  -----------
Prepaid pension costs                         177.1         177.1        173.9
Other assets                                   65.8          82.2         27.2
                                         -----------   -----------  -----------
                                         $  2,699.9    $  2,544.8   $  2,236.3
                                         ===========   ===========  ===========

     Capitalization and Liabilities
     ------------------------------
Capitalization
   Long-term debt
    Long-term bonds and notes            $    396.7    $    396.2   $    396.0
    Mandatorily redeemable preferred
     stock                                      5.0             -            -
                                         -----------   -----------  -----------
                                              401.7         396.2        396.0
                                         -----------   -----------  -----------

   Preferred stock
    Mandatorily redeemable preferred
     stock                                        -           5.6          5.6
    Non-redeemable preferred stock              1.4           1.4          1.4
                                         -----------   -----------  -----------
                                                1.4           7.0          7.0
                                         -----------   -----------  -----------
   Common equity
    Common stock                               76.2          76.2         76.2
    Paid-in capital                           108.1         108.0        108.1
    Retained earnings                         431.5         424.5        415.8
    Accumulated other comprehensive loss       (1.1)          (.9)         (.6)
                                         -----------   -----------  -----------
                                              614.7         607.8        599.5
                                         -----------   -----------  -----------
                                            1,017.8       1,011.0      1,002.5
                                         -----------   -----------  -----------

Current liabilities
   Long-term obligations due within one
    year                                         .5         100.5        100.5
   Short-term borrowings - other              690.0         315.0        190.0
   Accounts payable                           314.6         461.7        421.4
   Accrued gas costs                           18.6          67.3          8.3
   Accrued mercury-related costs                4.5           5.0          3.6
   Accrued dividends payable                   17.0          21.1         21.1
   Other                                       14.6          46.4         33.0
                                         -----------   -----------  -----------
                                            1,059.8       1,017.0        777.9
                                         -----------   -----------  -----------

Deferred credits and other liabilities
   Deferred income taxes                      387.8         253.5        240.7
   Regulatory income tax liability             60.7          62.2         63.5
   Unamortized investment tax credits          36.0          37.5         37.5
   Accrued mercury-related costs               17.7          18.4         28.6
   Other                                      120.1         145.2         85.6
                                         -----------   -----------  -----------
                                              622.3         516.8        455.9
                                         -----------   -----------  -----------
                                         $  2,699.9    $  2,544.8   $  2,236.3
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

1. ACCOUNTING POLICIES

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

                                  September 30    December 31   September 30
                                      2003            2002           2002
                                   ------------   ------------   ------------
  Deferred (accrued) gas costs      $   (18.6)      $   (67.3)     $    (8.3)
  Regulatory income tax liability       (60.7)          (62.2)         (63.5)
  Unamortized loss on reacquired
    debt                                 18.3            19.0           19.3
  Deferred (accrued) environmental
    costs                                39.0            54.7           (7.5)
                                   ------------   ------------   ------------
                                    $   (22.0)      $   (55.8)     $   (60.0)
                                   ============   ============   ============
The unamortized loss on reacquired debt is classified in other noncurrent assets. Deferred (accrued) environmental costs are included in other noncurrent assets and other noncurrent liabilities, respectively.

In addition, consistent with its regulatory treatment, Nicor Gas accrues anticipated future removal costs over the useful lives of its property, plant and equipment. The balance of removal costs in accumulated depreciation at September 30, 2003, December 31, 2002 and September 30, 2002 was approximately $660 million, $625 million and $615 million, respectively.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the three months and nine months ended September 30, 2003 were $10.7 million and $96.0 million, respectively, and $8.7 million and $63.9 million, respectively, for the same periods ended September 30, 2002.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The annual composite depreciation rate is
4.1 percent, which includes estimated future removal costs.

Derivatives. The company generally classifies cash flows from derivatives in the same category as cash flows from any related hedged item.

Nicor Gas Company                                                       Page 6
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

2. ACCOUNTING CHANGES

Depreciation. Effective January 1, 2003, Nicor Gas began using the straight-line method for allocating annual depreciation to interim periods, the predominant method used by other companies in its industry. Nicor Gas' 2002 results include the company's depreciation allocated based upon the level of weather-normalized gas deliveries. The following table provides a comparison of Nicor Gas' results as reported for the three months and nine months ended September 30, 2002 to pro forma results had depreciation been allocated on a straight-line basis (in millions):
                                  Three months ended     Nine months ended
                                  September 30, 2002    September 30, 2002
                                 --------------------- --------------------
                                    As                     As
                                 Reported   Pro Forma   Reported  Pro Forma
                                 --------- ----------- ---------- ----------

   Depreciation expense           $  17.0    $  34.4      $   96.2   $103.2
   Operating income                  34.0       23.5         102.3     98.1
   Net income                        25.8       15.4          79.3     75.1

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

Nicor Gas continues its practice of accruing for future retirement costs as accumulated depreciation, subject to cost-of-service utility rate regulation, even when an asset removal obligation does not exist under FAS 143. Through September 30, 2003, the company has accrued and recovered about $660 million associated with the future removal of these long-lived assets.

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

Derivative Instruments and Hedging Activities. In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and addresses financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. The Statement is generally effective prospectively for contracts entered into or modified after June 30, 2003. The only impact of adoption on July 1, 2003, is that certain natural gas commodity contracts at Nicor Gas no longer qualify for the normal purchases and sales exception and must be recorded at fair value, with an offsetting regulatory asset or liability. The application of this standard has not had a material impact on the company's financial position or results of operations.

Accounting for Certain Financial Instruments. In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of FAS 150 are effective for Nicor Gas beginning July 1, 2003. Upon adoption, Nicor Gas reclassified approximately $6 million of redeemable preferred stock to a liability, and related dividends are being prospectively classified as interest expense. If Nicor Gas called the mandatorily redeemable preferred shares for redemption at September 30, 2003, Nicor Gas would have to pay Nicor approximately $6 million. The application of this standard did not have a material impact on the company's financial position or results of operations.

3. NEW ACCOUNTING PRONOUNCEMENT

Consolidation of Variable Interest Entities. In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 applied immediately to variable interest entities created or interests obtained after January 31, 2003, and it originally applied beginning July 1, 2003 to variable interests acquired before February 1, 2003. However, a recent FASB Staff Position defers the effective date of this Interpretation to December 31, 2003. The company has determined that this standard has no impact on its financial position or results of operations.

4. ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $55.0 million, $142.4 million and $37.8 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

5. SHORT-TERM AND LONG-TERM DEBT

In April 2003, Nicor Gas refinanced $50 million of 3 percent unsecured notes due in April 2003 with $50 million of 1.6 percent unsecured notes due and paid in October 2003. In June 2003, Nicor Gas retired $50 million of 5.75% First Mortgage Bonds due in 2003.

The company maintains short-term line of credit agreements with major domestic and foreign banks. At September 30, 2003, these agreements, which serve as backup for the issuance of commercial paper,

Nicor Gas Company                                                       Page 8
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

allowed for borrowings of up to $1 billion through March 2004 and $500 million thereafter through September 2004. Commitment fees paid in advance totaling $2.5 million will be amortized over the respective term of the agreements as an adjustment to interest expense. The company had $640 million of commercial paper borrowings outstanding at September 30, 2003.

Under the company's 2003/2004 short-term line of credit agreements, (1) if Nicor's ratio of consolidated indebtedness to capitalization (including short-term debt) exceeds 65% at the end of the first, second or third fiscal quarter, or 70% at the end of the fourth fiscal quarter, and/or (2) if Nicor's twelve-months-ended interest coverage ratio is less than 3 to 1 at the end of any fiscal quarter during the term of the credit agreements, banks representing 66 2/3% of the commitments may declare any amounts due immediately payable and/or terminate the commitments to make advances to the company. The company is in compliance with this covenant at September 30, 2003. The company expects that commercial paper funding will continue to be available in the foreseeable future.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor Gas' First Mortgage Bonds outstanding at September 30, 2003 was $400 million and at December 31, 2002 and September 30, 2002, the principal balance outstanding was $450 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was $437 million, $482 million and $486 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

7. OTHER INCOME (EXPENSE)

Other income (expense) - other, net consists of the following (in millions):

                                   Three months ended    Nine months ended
                                     September 30          September 30
                                   ------------------    -------------------
                                     2003      2002        2003       2002
                                   --------  --------    --------  ---------

   Gains on sale of property,
     plant and equipment            $     -   $     -     $    .4   $   3.4
   Interest income                       .3        .5         1.1       2.0
   Other income                          .1        .6          .6        .6
   Other expense                        (.1)        -         (.7)      (.2)
                                    --------  --------    --------  --------
                                    $    .3   $   1.1     $   1.4   $   5.8
                                    ========  ========    ========  ========

Nicor Gas Company                                                       Page 9
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

8. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), as defined by FAS 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):
                                   Three months ended    Nine months ended
                                      September 30          September 30
                                   ------------------    -------------------
                                      2003      2002        2003       2002
                                   --------  --------    --------  ---------

   Net income (loss)                $ (2.8)  $  25.8      $  57.2   $   79.3
   Other comprehensive income
   (loss), net of tax                    -        .4          (.2)        .7
                                   --------  --------    --------  ---------
                                    $ (2.8)  $  26.2      $  57.0   $   80.0
                                   ========  ========    ========  =========

Other comprehensive income (loss) consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

9. GUARANTEES

Nicor Gas had outstanding letters of credit and surety bonds totaling approximately $5 million at September 30, 2003. The letters of credit and surety bonds typically act as a guarantee of payment or performance to certain third parties in accordance with specified terms and conditions.

10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three months and nine months ended September 30, 2003, Nicor Gas had net charges from (to) affiliates of $1.6 million and $(3.5) million, respectively. For the three months and nine months ended September 30, 2002, Nicor Gas had net charges from (to) affiliates of $.4 million and $(3.8) million, respectively.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three months ended September 30, 2003 and 2002, net charges from (to) Nicor Enerchange were $.1 million and $(1.3) million, respectively, and for the nine months ended September 30, 2003 and 2002, net charges (to) Nicor Enerchange were $(2.2) million and $(11.4) million, respectively.

Horizon Pipeline, a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL), charged Nicor Gas $2.6 million and $7.7 million for the three months and nine months ended September 30, 2003, respectively, for natural gas transportation under rates that have been accepted by FERC. For the three months and nine months ended September 30, 2002, Horizon Pipeline charged Nicor Gas $2.6 million and $4.0 million, respectively, for this service.

Nicor Gas Company                                                      Page 10
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

Nicor Gas purchases engineering and corrosion services from Nicor Technologies, a subsidiary of Nicor. Nicor Gas was charged $1.2 million and $1.1 million for these services for the three months ended September 30, 2003 and 2002, respectively, and $3.3 million for these services for the nine months ended September 30, 2003 and 2002.

11. CONTINGENCIES

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

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2003.

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

Troy Grove Facility. On October 15, 2002, Nicor Gas voluntarily disclosed a potential violation of certain air pollution regulations and statutes to both the United States Environmental Protection Agency and the Illinois Environmental Protection Agency (IEPA) related to commencement of construction of certain compressor equipment at its Troy Grove storage field prior to the issuance of a Prevention of Significant Deterioration Permit. On June 26, 2003, Nicor Gas completed the installation of an alternate fuel refueling station at Nicor's Ottawa, Illinois facility pursuant to the terms of a Compliance Commitment Agreement proposed by Nicor Gas and approved by IEPA to resolve this matter. The resolution of this matter did not have a material adverse impact on the company's financial condition or results of operations.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor is currently defending claims brought by 28 households.

Nicor Gas Company                                                      Page 12
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(continued)

As of September 30, 2003, Nicor Gas had remaining an estimated liability of $22.2 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company, but believes that it has now collected the majority of such recoveries. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $17.8 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors year-to-date through September 30, 2003, including approximately $17.4 million recovered in the second quarter of 2003.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the IEPA for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

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

Nicor Gas Company                                                      Page 13
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)(concluded)

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

RESULTS OF OPERATIONS

Nicor Gas' 2003 quarterly and year-to-date results of operations were significantly impacted by a change in the method of allocating annual depreciation to interim periods. Effective January 1, 2003, the company began using a straight-line method to allocate annual depreciation to interim periods, a predominant method used by others in the industry. While this change has a significant impact on quarterly and year-to-date results as noted in the table below, it has no impact on depreciation for the full year. Nicor Gas' 2002 interim period results include depreciation allocated based upon the level of weather-normalized gas deliveries. The following table provides a comparison of Nicor Gas' results as reported for the third-quarter and year-to-date periods of 2003 and 2002, and the pro forma results for 2002 had the company's depreciation been allocated on a straight-line basis (in millions):

                                          Three months ended
                                             September 30
                                     -------------------------------
                                                 2002        2002
                                       2003   As Reported  Pro Forma
                                     -------- -----------  ---------
Operating income                     $  6.2     $  34.0     $  23.5
Net income (loss)                      (2.8)       25.8        15.4


                                           Nine months ended
                                             September 30
                                     -------------------------------
                                                 2002        2002
                                       2003   As Reported  Pro Forma
                                     -------- -----------  ---------
Operating income                     $ 83.0     $ 102.3     $  98.1
Net income                             57.2        79.3        75.1



Third quarter results for 2003 were lower as compared to the reported 2002 amounts due primarily to the absence of significant recoveries from third parties related to the mercury inspection and repair program, as occurred in the third quarter of 2002, and the 2003 change in interim depreciation allocation method. Operating income and net income for the 2003 year-to-date period were lower as compared to the reported 2002 amounts due primarily to higher operating expenses and the 2003 change in interim depreciation method. Both year-to-date periods reflect comparable favorable impacts of significant recoveries from third parties related to the mercury inspection and repair program.

Operating revenues. Operating revenues increased significantly in the quarter and year-to-date periods of 2003 compared with the prior-year periods due primarily to higher natural gas costs, which are passed directly through to customers without markup. The revenue effect of higher natural gas costs was approximately $40 million and $580 million for the three-month and nine-month periods, respectively. For the year-to-date period, revenues increased by about $90 million due to colder weather, of which $80 million related to colder weather experienced in the first quarter of 2003. Industrial deliveries fell in the third quarter and year-to-date periods, despite colder weather in the year-to-date period, due largely to lower power-generation load.

Nicor Gas Company                                                      Page 15
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Margin. Nicor Gas utilizes a measure it refers to as "margin" to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include gas costs, which are passed directly through to customers without markup, and revenue taxes, for which Nicor Gas earns only a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas and many other natural gas distribution companies exclude these items in evaluating performance. A reconciliation of gas distribution revenues and margin is as follows (in millions):

                                Three months        Nine months
                                   ended               ended
                                September 30       September 30
                              ----------------   ------------------
                                2003    2002      2003       2002
                              -------- -------  --------  ---------


Revenues                      $  223.4 $ 172.7  $ 1,699.6  $  971.2
Cost of gas                     (117.6)  (65.4)  (1,221.5)   (527.3)
Revenue tax expense              (10.7)   (8.7)     (96.0)    (63.8)
                              -------- -------  ---------   -------
Gas distribution margin       $   95.1 $  98.6  $   382.1  $  380.1
                              ======== =======  =========  ========

For the three-month period, margin decreased slightly due primarily to a smaller contribution from nontraditional gas supply-related services ($3.7 million), such as the Chicago Hub, and reduced deliveries for power generation ($1.7 million). The favorable impact of increased deliveries due to weather ($2.0 million) was offset by unfavorable weather hedge results ($.7 million) and lower average rates charged during the period ($1.7 million). Positively impacting margin were increased customer finance charges ($2.0 million).

For the nine-month period, margin was positively impacted by increased customer deliveries due to colder weather than the prior year ($12.2 million), partially offset by an unfavorable variance from the company's weather hedge in 2003 compared to 2002 ($4.8 million). Increased customer finance charges ($6.7 million) related to larger 2003 customer bills also contributed to the slight increase. Negatively impacting margin was a smaller contribution from nontraditional gas supply-related services ($7.7 million) and lower deliveries for power generation ($2.8 million).

Operating and maintenance expense. Operating and maintenance expense increased $3.2 million and $21.1 million in the three-month and nine-month periods ended September 30, 2003, respectively, compared to the same periods of 2002. The quarterly increase was due to a number of factors including lower pension credits ($2.5 million), increased bad debt expense related to higher customer bills ($1.7 million), and higher insurance and health care costs ($1.6 million). An offsetting factor for 2003 was a charge in the third quarter of 2002 to increase liabilities for costs related to the performance-based rate (PBR) plan and other investigations ($3.8 million).

The $21.1 million increase in the nine-month period was due primarily to lower pension credits ($7.3 million), higher health care and insurance costs ($4.9 million), increased natural gas costs to operate company equipment and facilities ($2.8 million) and increased bad debt expense ($1.7 million). The higher company-use gas expenses are related to higher average natural gas costs in 2003 compared to 2002. These negative factors were partially offset by lower costs related to the review of the company's PBR plan ($2.5 million).

Nicor Gas Company                                                      Page 16
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating and maintenance expense included $.4 million and $1.0 million of pension expense in the 2003 three-month and nine-month periods, respectively, compared with $2.1 million and $6.3 million of pension credits in the same 2002 periods.

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

Mercury-related costs (recoveries). In the second quarter of 2003, Nicor Gas recovered approximately $17 million of mercury-related costs, net of legal fees, from insurers and independent contractors. In the third quarter of 2002, Nicor Gas reached an agreement with an insurer wherein the company recovered approximately $20 million of mercury-related costs.

Other income (expense). Other income (expense) before taxes declined $4.4 million in the nine-month period ended September 30, 2003 compared to the same period in 2002 due primarily to lower property sale gains ($3.0 million).

Interest expense. Interest expense for the three months and nine months ended September 30, 2003 remained essentially unchanged compared to the same prior-year periods. The impact of higher average borrowing levels was offset by the positive effect of lower interest rates.

Nicor Gas Company                                                      Page 17
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OPERATING STATISTICS

Operating revenues, deliveries, customers and other statistics are presented below.

                              Three months ended    Nine months ended
                                 September 30          September 30
                              ------------------    -------------------
                                2003      2002         2003      2002
                              --------  --------    ---------  --------
Operating revenues (millions):
   Sales
    Residential                $ 142.0   $ 100.8    $ 1,158.2  $  620.1
    Commercial                    31.2      20.3        256.2     120.1
    Industrial                     4.3       2.1         37.7      19.7
                               -------   -------    ---------  --------
                                 177.5     123.2      1,452.1     759.9
                               -------   -------    ---------  --------
   Transportation
    Residential                    3.9       4.0         15.7      10.0
    Commercial                    11.0      12.2         51.5      53.9
    Industrial                    11.1      13.7         32.5      35.8
    Other                          1.3       1.0         10.4       5.5
                               -------   -------    ---------  --------
                                  27.3      30.9        110.1     105.2
                               -------   -------    ---------  --------

   Other revenues
    Revenue taxes                 11.4       9.1         98.3      66.0
    Environmental cost recovery    2.4       1.7         22.1      17.1
    Chicago Hub                    1.1       3.6          4.6      10.1
    Weather hedge results            -        .7         (3.5)      1.3
    Other                          3.7       3.5         15.9      11.6
                               -------   -------    ---------  --------
                                  18.6      18.6        137.4     106.1
                               -------   -------    ---------  --------
                               $ 223.4   $ 172.7    $ 1,699.6  $  971.2
                               =======   =======    =========  ========
Deliveries (Bcf):
   Sales
    Residential                   14.3      13.2        150.3     139.0
    Commercial                     3.5       3.0         33.2      26.7
    Industrial                      .5        .3          5.1       4.8
                               -------   -------    ---------  --------
                                  18.3      16.5        188.6     170.5
                               -------   -------    ---------  --------
   Transportation
    Residential                    1.0       1.1         11.2       5.6
    Commercial                     8.7      14.1         61.8      68.4
    Industrial                    27.8      42.6         89.8     116.6
                               -------   -------    ---------  --------
                                  37.5      57.8        162.8     190.6
                               -------   -------    ---------  --------
                                  55.8      74.3        351.4     361.1
                               =======  ========    =========  ========

Customers at end of period (thousands):
   Sales
    Residential                1,726.9   1,701.5
    Commercial                   111.4     105.0
    Industrial                     7.0       6.7
                              --------  --------
                               1,845.3   1,813.2
                              --------  --------
   Transportation
    Residential                  138.9     135.2
    Commercial                    58.3      63.6
    Industrial                     6.3       6.8
                              --------  --------
                                 203.5     205.6
                              --------  --------
                               2,048.8   2,018.8
                              ========  ========

Other statistics:
   Degree days                     97        33         4,094       3,530
   Percent colder (warmer)
    than normal                   37%     (54)%            7%        (8)%
   Average gas cost per Mcf
    sold                       $ 6.31    $ 3.84        $ 6.41      $ 3.04

Nicor Gas Company                                                      Page 18
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. Net cash flow provided from operating activities decreased $423 million in the 2003 nine-month period from $237.9 million in the prior-year period. Year-to-year changes in operating cash flow result largely from fluctuations in working capital items due to such factors as weather, the price of natural gas, the timing of collections from customers and gas purchasing practices. The company generally relies on short-term financing to meet temporary increases in working capital needs. In the fourth quarter of 2003, Nicor received an income tax refund of approximately $100 million attributed to a tax loss carryback associated with a change in tax accounting methods, subject to Internal Revenue Service review and approval.

Investing activities. The current forecast for 2003 capital expenditures is $165 million.

Financing. Nicor Gas maintains short-term line of credit agreements with major domestic and foreign banks. At September 30, 2003, these agreements, which serve as backup for the issuance of commercial paper, allowed for borrowings of up to $1 billion through March 2004 and $500 million thereafter through September 2004. Commitment fees paid in advance totaled $2.5 million and will be amortized over the respective term of the agreements as an adjustment to interest expense. As of September 30, 2003, the company had $640 million of commercial paper borrowings outstanding.

Under the company's 2003/2004 short-term line of credit agreements, (1) if Nicor's ratio of consolidated indebtedness to capitalization (including short-term debt) exceeds 65% at the end of the first, second or third fiscal quarter, or 70% at the end of the fourth fiscal quarter, and/or (2) if Nicor's twelve-months-ended interest coverage ratio is less than 3 to 1 at the end of any fiscal quarter during the term of the credit agreements, banks representing 66 2/3% of the commitments may declare any amounts due immediately payable and/or terminate the commitments to make advances to the company. The company is in compliance with this covenant at September 30, 2003. The company expects that commercial paper funding will continue to be available in the foreseeable future.

In April 2003, Nicor Gas refinanced $50 million of 3 percent unsecured notes due in April 2003 with $50 million of 1.6 percent unsecured notes due and paid in October 2003. In June 2003, Nicor Gas retired $50 million of First Mortgage Bonds due June 1, 2003 at 5.75% through the issuance of commercial paper.

In April 2003, Moody's Investors Service downgraded the long-term debt ratings of Nicor Gas from Aa1 to Aa3, while affirming their short-term ratings. Standard and Poor's Ratings Services and Fitch Ratings affirmed Nicor Gas' short-term and long-term debt ratings. All three rating agencies removed the debt ratings from negative ratings watch. As of the filing date of this report, these ratings are among the highest in the gas distribution industry.

In September 2003, Standard and Poor's Ratings Services assigned a AA- rating to the two new short-term line of credit agreements.

FACTORS AFFECTING BUSINESS PERFORMANCE

Critical accounting policies. Nicor Gas made a change to an accounting policy in the first quarter of 2003 related to the method of allocating annual depreciation to interim periods. This creates a significant favorable impact on first-quarter and fourth-quarter results and an adverse impact on second-quarter and

Nicor Gas Company                                                      Page 19
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

third-quarter results as compared to 2002. As a result, depreciation is expected to be about $5 million lower in the fourth quarter of 2003, respectively, than for the same quarter of 2002. It will have no impact on full-year results. For further information about the changes in accounting methods, see the Notes to the Consolidated Financial Statements - Note 2 Accounting Changes, which explains all material changes to the company's critical accounting policies since December 31, 2002.

Weather protection. The company is no longer carrying weather hedges at Nicor Gas because there is a natural internal financial offset between traditional utility sales and the fixed bill product marketed by Nicor's energy-related products and services businesses. The natural offset reduces Nicor's historical earnings variability due to weather, of about 2 1/2 cents per share per 100 degree days, by about a third. The company will continue to evaluate its coverage options to determine whether any additional coverage should be purchased.

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

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Due to the uncertainties surrounding the PBR plan, Nicor Gas has not recognized a $26.9 million pretax gain from the 2002 PBR plan year. Because the PBR plan and historical utility gas costs are still under ICC review, it is possible that the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2003.

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

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Note 11 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Note 11 Contingencies - Manufactured Gas Plant Sites.

Nicor Gas Company                                                      Page 21
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to rates, taxes and other matters. See the Notes to the Consolidated Financial Statements - Note 11 Contingencies.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. There has been no material change in the company's exposure to market risk since the filing of the 2002 Annual Report on Form 10-K, except as noted below.

Credit risk. The company is exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor Gas, in some instances, enters into netting agreements to mitigate counterparty credit risk.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor Gas. Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would," or similar phrases. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of the results of legal contingencies (including litigation) and the resolution of those issues, including the effects of an Illinois Commerce Commission review, and undue reliance should not be placed on such statements. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas prices; health care costs; insurance costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions, results, or adjustments; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles; performance of major suppliers and contractors; and acts of terrorism. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor Gas undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Nicor Gas Company                                                      Page 22
------------------------------------------------------------------------------
Item 4. Controls and Procedures

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

To assist management in assessing the control environment and related issues associated with Nicor's natural gas supply, transport, storage and marketing activities, including Nicor Gas Hub administration and Nicor Enerchange trading ("gas supply activities"), Nicor retained a consulting firm in the fourth quarter of 2002 with experience in internal controls and the energy industry that is not and has not been the company's external auditor.

Through this review of gas supply activities ("gas supply review"), it was observed that:

o Although key controls have been designed to facilitate the complete and accurate capture and processing of gas supply activities, many control activities are not standardized. As such, the reliability and effectiveness of these control processes are dependent on interpretation and execution by business unit personnel.
o Existing processes provide limited oversight and monitoring to ensure that transaction activities and control procedures are performed reliably and consistent with management expectations.
o As a result, gas supply activities are not adequately documented, are overly dependent on people, and are not supported by formal training or communication of controls.

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


Nicor Gas Company                                                      Page 23
------------------------------------------------------------------------------
Item 4. Controls and Procedures (continued)

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

In May 2002, the company engaged new accountants, Deloitte & Touche LLP ("D&T"), who were asked in October 2002 to audit the company's 1999, 2000 and 2001 restated financial statements in addition to its audit of the company's 2002 financial statements. In connection with the completion of its audit of, and the issuance of an unqualified report on Nicor's and Nicor Gas' restated financial statements for the years ended December 31, 1999, 2000 and 2001, D&T issued a letter dated February 28, 2003 (the "D&T Letter"), in which it identified to management and the Audit Committee of the Board of Directors certain deficiencies that existed in the design or operation of Nicor Gas' internal accounting controls which, considered collectively, constituted a material weakness in Nicor Gas' internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Such deficiencies at Nicor Gas' regulated gas purchasing operations included significant weaknesses in the design of controls surrounding execution, monitoring and accounting for gas commodity, transportation, storage and related contracts due, in part, to the lack of a centralized independent back office for these activities. D&T also concluded that these weaknesses had resulted in errors that affected gas purchase costs, inventory, regulatory assets and liabilities, and results of the performance-based rate plan, and led to a restatement of Nicor's and Nicor Gas' financial statements. D&T made the following recommendations to Nicor and Nicor Gas with respect to these deficiencies:

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

During the course of the Evaluation, the company's principal executive officer and principal financial officer took note of, and considered as part of the company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934), additional procedures performed and controls instituted by the company subsequent to the receipt of the D&T Letter (the "Additional Procedures") to supplement its internal controls in order to mitigate the effect of the weaknesses and deficiencies identified in the gas supply review and the D&T Letter and to prevent misstatements or omissions in its consolidated financial statements resulting from such factors. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the Evaluation, the company's

Nicor Gas Company                                                      Page 24
------------------------------------------------------------------------------
Item 4. Controls and Procedures (concluded)

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

Management has considered the matters referred to above, D&T's recommendations with respect thereto and the gas supply review in connection with management's general evaluation of the company's internal controls in particular and its disclosure controls and procedures generally. The company has accepted the recommendations identified in the D&T Letter and in the gas supply review. The company's management assigned a high priority to the short-term and long-term correction of the internal control weaknesses and deficiencies identified by D&T and in the gas supply review, and has implemented changes to the company's policies, procedures, systems and personnel to address these issues. The company's management has implemented the following changes based upon the D&T Letter and the gas supply review:

o The company has dedicated additional internal audit and external resources to the assessment of the internal controls of the company.
o New policies with respect to the approval and authorization of all transactions related to gas supply activities and affiliated transactions have been developed and implemented.
o Gas supply purchasing testing is being regularly performed to verify that prices are consistent with market rates.
o Personnel in gas supply accounting now report directly to the company's Controller.
o The company's Risk Management Committee has increased its oversight level, and a new Chief Risk Officer position has been established.
o Substantial effort has been put forth on documentation and implementation of appropriate processes, procedures and controls.
o The company has implemented, and will continue to implement, controls designed to ensure compliance with regulatory rules and mandates.
o New contract administration processes have been implemented to provide a more effective method of contract administration.

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

Nicor Gas Company                                                      Page 25
------------------------------------------------------------------------------
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information concerning legal proceedings, see the Notes to the Consolidated Financial Statements - Note 11 Contingencies and Management's Discussion and Analysis - Contingencies beginning on page 19, which are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

   (a) See Exhibit Index filed herewith.

   (b) The company did not file a report on Form 8-K during the third quarter of 2003.

Nicor Gas Company                                                      Page 26
------------------------------------------------------------------------------
Signature
---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Nicor Gas Company




Date   November 4, 2003             /s/ KATHLEEN L. HALLORAN
       ----------------             -----------------------------
                                    Kathleen L. Halloran
                                    Executive Vice President
                                    Finance and Administration


Nicor Gas Company                                                      Page 27
------------------------------------------------------------------------------
Exhibit Index
-------------
  Exhibit
  Number                     Description of Document
---------    -----------------------------------------------------------------
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

      10.1   180-Day Credit Agreement dated as of September 9, 2003.

      10.2   364-Day Credit Agreement dated as of September 9, 2003.

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