Form 10-K
period 2003-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2004-02-20
CIK 110104

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2003

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-7296

                          NORTHERN ILLINOIS GAS COMPANY
                      (Doing Business as NICOR GAS COMPANY)
             (Exact name of registrant as specified in its charter)

            Illinois                               36-2863847
    (State of Incorporation)                    (I.R.S. Employer
                                             Identification Number)
        1844 Ferry Road
  Naperville, Illinois 60563-9600                (630) 983-8888
(Address of principal executive offices)  (Registrant's telephone number)

Securities registered pursuant to Section 12(b) or 12(g) of the Act: None
                                                                     ----
      The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes [ ] No [X]

      All shares of common stock are owned by Nicor Inc.


==============================================================================

Nicor Gas Company                                                       Page i
------------------------------------------------------------------------------

Table of Contents
-----------------

Item No. Description                                                 Page No.
-------- -----------                                                 --------

         Part I
         ------
   1.    Business .......... .............................................. 1
   2.    Properties ....................................................... 4
   3.    Legal Proceedings................................................. 4
   4.    Submission of Matters to a Vote of Security Holders................*

         Part II
         -------
   5.    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.................4
   6.    Selected Financial Data ...........................................*
   7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 5
   7A.   Quantitative and Qualitative Disclosures about Market Risk........18
   8.    Financial Statements and Supplementary Data.......................19
   9.    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..............................41
   9A.   Controls and Procedures...........................................41

         Part III
         --------
   10.   Directors and Executive Officers of the Registrant.................*
   11.   Executive Compensation.............................................*
   12.   Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters........................*
   13.   Certain Relationships and Related Transactions.....................*
   14.   Principal Accountant Fees and Services............................44

         Part IV
         -------
   15.   Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K......................................................45
         Signatures........................................................47
         Supplemental Information..........................................48
         Exhibit Index.....................................................49

* The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required item.

Glossary
--------
Degree day.......The extent to which the daily average temperature falls below
                 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory is about 6,000 degree days per year.
FERC.............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
ICC..............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
Mcf, MMcf, Bcf...Thousand cubic feet, million cubic feet, billion cubic feet.
PBR..............Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance.

Nicor Gas Company                                                       Page 1
------------------------------------------------------------------------------

PART I

Item 1. Business
------- --------

Northern Illinois Gas Company (doing business as Nicor Gas Company (Nicor Gas)), an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor Inc. (Nicor), a holding company. Certain terms used herein are defined in the glossary on page i.

GENERAL

Nicor Gas, a regulated natural gas distribution utility, serves over two million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company's service territory is diverse and its customer base has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. Residential customers typically account for approximately 45 to 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for about 25 to 30 percent. See Gas Distribution Statistics on page 8 for operating revenues, deliveries and number of customers by customer classification. Nicor Gas had approximately 2,300 employees at year-end 2003.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, about 10 percent of the agreements will expire within five years.

Nicor Gas' gas costs are passed directly through to customers without markup, subject to Illinois Commerce Commission (ICC) review. Accordingly, changes in gas costs impact revenues but have no direct impact on operating income. Nicor Gas' operating income is derived primarily from the delivery rather than the sale of natural gas to customers.

Customers have the option of purchasing their own gas supplies, with delivery of the gas by Nicor Gas. The larger of these transportation customers also have options that include the use of Nicor Gas' storage system and the ability to choose varying supply backup levels. The choice of transportation service as compared to gas sales service results in less revenue for Nicor Gas but has no impact on net operating results.

Nicor Gas also has nontraditional gas supply-related ventures, including the Chicago Hub, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

SOURCES OF NATURAL GAS SUPPLY

Nicor Gas purchases natural gas supplies in the open market by contracting directly with producers and marketers. Pipeline transportation and purchased storage services are regulated by the Federal Energy Regulatory Commission
(FERC). When contracted services are temporarily not needed, Nicor Gas may release the services in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company's cost of gas charged to customers.

Peak-use requirements are met through utilization of company-owned storage facilities, pipeline transportation capacity, purchased storage services and other supply sources, arranged by either Nicor Gas or its transportation customers. Nicor Gas has been able to obtain sufficient supplies of natural gas to meet customer requirements. The company believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.

Nicor Gas Company                                                       Page 2
------------------------------------------------------------------------------

Item 1. Business (continued)
------- --------------------

Natural gas supply. Nicor Gas maintains a diversified portfolio of natural gas supply contracts. Supply contracts are diversified by supplier, producing region, quantity and available transportation. Contract pricing is generally tied to published price indices so as to approximate current market prices, although at times the company may fix the price of a portion of its supply portfolio. These supply contracts also generally provide for the payment of fixed demand charges to ensure the availability of supplies on any given day and are typically negotiated annually.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about one-half of the company's total gas purchases in the last three years.

As noted previously, transportation customers purchase their own gas supplies. About one-half of the gas that the company delivers is purchased by transportation customers directly from producers and marketers rather than from the company.

Pipeline transportation. Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America. The company's primary transportation contracts are with Natural Gas Pipeline Company of America (NGPL), Northern Natural Gas Company
(NNG), Tennessee Gas Pipeline Company (TGPL), Midwestern Gas Transmission Company (MGT) and ANR Pipeline (ANR). In 2003, new transportation contracts with NGPL, TGPL and MGT became effective, with terms generally into 2006. The contract with NNG will expire in 2004 and Nicor Gas is negotiating a renewal of this agreement. The contract with ANR will also expire in 2004 and Nicor Gas expects to negotiate a renewal. In 2002, Nicor Gas also began receiving service under a 10-year transportation agreement with Horizon Pipeline, a 50/50 joint venture between Nicor and NGPL.

Storage. Nicor Gas owns and operates seven underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 140 Bcf of annual storage capacity, the system is designed to meet about 55 percent of the company's estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2006 and 2007. Storage provides supply flexibility, improves the reliability of deliveries and can mitigate the risk associated with seasonal price movements.

COMPETITION/DEMAND

Nicor Gas is the largest natural gas distributor in Illinois. Substantially all single-family homes in Nicor Gas' service territory are heated with natural gas. In the commercial and industrial markets, the company's natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact. Other significant factors that impact demand for natural gas include weather and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

Nicor Gas Company                                                       Page 3
------------------------------------------------------------------------------

Item 1. Business (continued)
------- --------------------

In 2001, 2002 and the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No agreement is in effect for the 2003/2004 heating season.

Nicor Gas' large residential customer base provides for a relatively stable level of natural gas deliveries during weak economic conditions. The company's industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings.

During periods of high natural gas prices, deliveries of natural gas can be negatively affected by conservation and the use of alternative energy sources. While natural gas prices have fluctuated greatly over the last several years, natural gas has traditionally maintained a pricing advantage over electricity and it is expected to maintain an advantage in the foreseeable future.

Additional information on competition and demand is presented in Management's Discussion and Analysis - Factors That May Affect Business Performance beginning on page 13.

REGULATION

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Certain rates are updated monthly and designed to recover specific cost categories, such as gas supply and environmental costs, subject to annual regulatory reviews. Base rates, on the other hand, are designed to allow the company an opportunity to recover its other costs and to earn a fair return for its investors. Nicor Gas has the option to seek ICC approval for base rate increases. Once started, a rate relief proceeding generally takes about one year. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas.

The cost of gas the company purchases for customers is recovered through a monthly gas supply charge, which accounted for approximately 80 percent of a typical residential customer's annual bill in the last three years. As already noted, the company's cost of gas is passed on to customers without markup, subject to ICC review.

A performance-based rate (PBR) plan for natural gas costs was in effect from 2000 through 2002. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The results of the PBR plan are currently under ICC review. Additional information on the plan and the ICC review are presented in Management's Discussion and Analysis - Contingencies - Performance-Based Rate Plan beginning on page 16.

Nicor Gas Company                                                       Page 4
------------------------------------------------------------------------------

Item 1. Business (concluded)
------- --------------------

AVAILABLE INFORMATION

Nicor Gas files various reports with the Securities and Exchange Commission
(SEC). These reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 15 (d) of the Securities Exchange Act of 1934. Nicor Gas makes all of these reports available without charge to the public on the investor relations section of Nicor's Web site at www.nicor.com as soon as reasonably practicable after Nicor Gas files them with, or furnishes them to, the SEC.

Additional information about Nicor Gas' business is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Properties
------- ----------

The company's properties are located in the territory described under Item 1, Business, and are suitable, adequate and utilized in its operations.

The gas distribution, transmission and storage system includes approximately 31,000 miles of steel, plastic and cast iron main; approximately 1.9 million steel, plastic/aluminum composite, plastic and copper services connecting the mains to customers' premises; and seven underground storage fields.

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

Item 3. Legal Proceedings
------- -----------------

See the Notes to the Consolidated Financial Statements - Note 15 Contingencies, which are incorporated herein by reference.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------- ----------------------------------------------------------------------
        Issuer Purchases of Equity Securities
        -------------------------------------

All of the outstanding common stock of Nicor Gas is owned by Nicor Inc. There is no public trading market for the company's common stock. During 2003 and 2002, the company declared dividends on its common stock totaling $65 million and $85 million, respectively.

Nicor Gas Company                                                       Page 5
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations
        -------------------------

The purpose of this financial review is to explain changes in Nicor Gas' operating results and financial condition from 2001 to 2003 and to discuss business trends and uncertainties that might affect Nicor Gas. Certain terms used herein are defined in the glossary on page i. The discussion is organized into five sections - Summary, Results of Operations, Financial Condition and Liquidity, Critical Accounting Estimates, and Factors That May Affect Business Performance.

SUMMARY

Nicor Gas, a wholly owned subsidiary of Nicor Inc., is one of the nation's largest natural gas distribution companies and typically represents approximately 85 percent of Nicor Inc.'s operating income.

Nicor Gas' net income was $83.0 million, $109.1 million and $98.8 million in 2003, 2002 and 2001, respectively.

Results for 2003 were lower as compared to 2002 due mainly to lower operating income. Operating income decreased $25.2 million in 2003 due primarily to increased operating and maintenance expenses ($20.5 million), lower Chicago Hub results ($8.1 million), and higher depreciation ($5.9 million). Operating income also reflects $17.8 million of mercury-related insurance recoveries in 2003 as compared to $29 million of mercury-related insurance recoveries and reserve reductions in 2002. The impact of weather colder than the prior year was an increase in operating income of about $3 million. These factors are discussed in more detail in the Results of Operations section which follows.

Net income was higher in 2002 compared with 2001 due primarily to mercury cost recoveries, increased natural gas deliveries, lower losses related to the PBR plan, and decreased interest expense. Overall results were negatively impacted by higher operating costs, including lower pension credits, increased legal and accounting costs in 2002, higher depreciation and higher health care costs.

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor Gas' results of operations.

Operating revenues. Operating revenues increased nearly 50 percent to $2.4 billion in 2003 compared to $1.6 billion in 2002 due primarily to higher natural gas costs, which are passed directly through to customers without markup, subject to Illinois Commerce Commission (ICC) review. The revenue effect of higher natural gas costs was approximately $680 million. Revenues also increased in 2003 by about $40 million due to colder weather. While residential deliveries rose on colder weather, industrial deliveries fell due largely to lower power-generation load affected by mild summer weather.

Operating revenues decreased from $2.1 billion in 2001 to $1.6 billion in 2002 due primarily to significantly lower average natural gas costs. The revenue effect of the lower average natural gas costs, estimated to be approximately $575 million, was partially offset by the impact of colder weather on deliveries ($85 million) in 2002 compared to 2001.

Nicor Gas Company                                                       Page 6
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

Margin. Nicor Gas utilizes a measure it refers to as "margin" to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns only a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas excludes these items in evaluating performance. A reconciliation of gas distribution revenues and margin is as follows (in millions):

                                           2003       2002         2001
                                        ---------- -----------  ----------

Revenues                                $ 2,351.6  $  1,594.8   $ 2,105.6
Cost of gas                              (1,692.7)     (970.1)   (1,477.5)
Revenue tax expense                        (130.9)      (92.4)     (109.0)
                                        ---------- -----------  ----------
Margin                                  $   528.0  $    532.3   $   519.1
                                        ========== ===========  ==========

Negatively impacting margin in 2003 was a smaller contribution from the Chicago Hub and other nontraditional gas supply-related activities ($10.9 million) and lower industrial deliveries, mainly for power generation ($2.9 million). The company believes commercial and industrial deliveries were unfavorably impacted by general economic conditions and higher natural gas prices. Positively impacting margin were increased customer finance and late payment charges ($8 million) related to higher natural gas prices in 2003. Increased deliveries due to colder weather than the prior year (about $7 million), partially offset by an unfavorable variance from the company's weather hedge in 2003 compared to 2002 ($3.5 million), also positively impacted margin.

Margin increased $13.2 million in 2002 from 2001. Contributing to the 2002 improvement were the positive effects of increased natural gas deliveries unrelated to weather ($6.6 million) and colder weather (about $4 million), and increased contributions from the Chicago Hub ($2.3 million). These positive factors were partially offset by lower revenues from customer finance and late payment charges ($4.8 million). The reduction of revenues from customer finance and late payment charges was related to lower levels of customer receivables arising from reduced natural gas prices in 2002.

Operating and maintenance. The increase in operating and maintenance expense for 2003 of $20.5 million was due primarily to higher pension costs ($9.7 million), higher insurance expense ($4.2 million), increased bad debt expense ($4.1 million), increased natural gas costs to operate company equipment and facilities ($3.2 million), and higher health care costs ($2.7 million). These negative factors were partially offset by lower expenses related to the review of the company's PBR plan ($6.2 million).

Operating and maintenance expense for 2002 and 2001 was $199.6 million and $177.1 million, respectively. The $22.5 million increase reflects smaller pension credits ($14.1 million), increased legal and accounting costs related primarily to the PBR plan review ($8.7 million) and increased health care costs ($3.5 million). These increases were partially offset by lower natural gas costs to operate company equipment and facilities ($4.2 million).

Operating and maintenance expense included pension credits of $9.2 million and $23.3 million in 2002 and 2001, respectively. Pension expense for 2003 was $.5 million. For more details concerning fluctuations in pension credits, see the Factors That May Affect Business Performance - Pension Investment Returns section.

Nicor Gas Company                                                       Page 7
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

Mercury-related costs (recoveries), net. Mercury-related costs (recoveries), net reflects the estimated costs, credits and recoveries associated with the company's mercury inspection and repair program. In 2003, 2002 and 2001, Nicor Gas reached agreements with insurers and independent contractors whereby the company recovered approximately $18 million, $20 million and $3 million, respectively, of mercury-related costs. In addition, in each of 2002 and 2001, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense. Additional information about the company's mercury inspection and repair program is presented in the Notes to the Consolidated Financial Statements - Note 15 Contingencies - Mercury Program.

Other income (expense). Pretax other income (expense) decreased $.7 million in 2003 compared to 2002 due to lower property sale gains ($3.7 million) and lower interest income ($1.2 million), partially offset by the absence of PBR plan losses compared to 2002 ($4.1 million). Pretax other income (expense) increased $7.0 million in 2002. Contributing to the 2002 improvement were lower PBR plan losses compared to 2001 ($10.7 million). Additional information related to the PBR plan is described in the Contingencies - Performance-Based Rate Plan section beginning on page 16. Other income (expense) for 2002 was negatively impacted by lower interest income ($1.6 million) compared to 2001.

Property sale gains and losses vary from year-to-year depending upon property sales activity. The company continues to assess its ownership of real estate holdings and anticipates an increase in property sale activity in 2004.

Interest expense. Interest on debt remained essentially unchanged in 2003. The impact of higher average borrowing levels was offset by the positive effect of lower interest rates. Interest on debt decreased $10.3 million in 2002 due to lower average borrowing levels and interest rates in 2002 compared to 2001.

Nicor Gas Company                                                       Page 8
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- ----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

Operating Statistics

                                        2003      2002      2001
                                     --------- --------- ---------

Operating revenues (millions)
   Sales
     Residential                     $ 1,611.9 $ 1,057.4 $ 1,486.4
     Commercial                          351.7     209.4     274.6
     Industrial                           51.2      32.5      41.5
                                     --------- --------- ---------
                                       2,014.8   1,299.3   1,802.5
                                     --------- --------- ---------
   Transportation
     Residential                          22.7      16.3       9.5
     Commercial                           71.6      75.6      75.0
     Industrial                           41.7      45.8      45.6
     Other                                12.0       7.6       7.5
                                     --------- --------- ---------
                                         148.0     145.3     137.6
                                     --------- --------- ---------
   Other revenues
     Revenue taxes                       134.0      95.3     112.3
     Environmental cost recovery          31.3      24.6      15.6
     Chicago Hub                           7.3      15.4      13.0
     Other                                16.2      14.9      24.6
                                     --------- --------- ---------
                                         188.8     150.2     165.5
                                     --------- --------- ---------
                                     $ 2,351.6 $ 1,594.8 $ 2,105.6
                                     ========= ========= =========

Deliveries (Bcf)
   Sales
     Residential                         214.9     212.9     201.5
     Commercial                           46.7      41.6      37.2
     Industrial                            7.0       6.9       5.9
                                     --------- --------- ---------
                                         268.6     261.4     244.6
                                     --------- --------- ---------
   Transportation
     Residential                          16.6      11.0       6.1
     Commercial                           87.8      97.5      89.2
     Industrial                          121.2     149.2     135.3
                                     --------- --------- ---------
                                         225.6     257.7     230.6
                                     --------- --------- ---------
                                         494.2     519.1     475.2
                                     ========= ========= =========

Year-end customers (thousands)
   Sales
     Residential                       1,745.2   1,733.6   1,766.5
     Commercial                          114.5     108.9     102.7
     Industrial                            7.3       7.0       6.7
                                     --------- --------- ---------
                                       1,867.0   1,849.5   1,875.9
                                     --------- --------- ---------
   Transportation
     Residential                         145.1     126.8      58.1
     Commercial                           58.3      62.4      66.0
     Industrial                            6.2       6.7       7.1
                                     --------- --------- ---------
                                         209.6     195.9     131.2
                                     --------- --------- ---------
                                       2,076.6   2,045.4   2,007.1
                                     ========= ========= =========

Other statistics
   Degree days (normal 6000)             6,068     5,779     5,422
   Colder (warmer) than normal              1%      (4)%     (10)%
   Average gas cost per Mcf sold      $   6.24  $   3.67  $   6.00

Nicor Gas Company                                                       Page 9
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, and natural gas purchasing and storage practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase during the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. During the first and second quarters, positive cash flow generally occurs from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to reduce short-term debt to near zero during the second quarter.

Net cash flow (used for) provided from operating activities was $(52.4) million, $221.7 million and $437.5 million in 2003, 2002 and 2001, respectively. Operating cash flow for 2003 was negative due primarily to changes in working capital items. Two decisions in 2003 were the primary factors underlying the working capital changes. First, the company significantly increased the quantity of owned gas in storage at December 31, 2003 as compared to December 31, 2002. In addition, to reduce associated costs, the company chose to fund a significant portion of those purchases through short-term borrowings (which are shown outside the operating segment, in the financing segment, of the Consolidated Statements of Cash Flows) instead of accounts payable. As noted in the financing activities section of Management's Discussion and Analysis, the company had increased its short-term debt borrowing capacity in anticipation of these two and other factors (including higher gas costs), accommodating the funding of these decisions without impacting the level of long-term borrowing.
The company believes that operating cash flow will be positive in 2004, as inventory and accounts payable balances at year-end 2004 should be comparable to year-end 2003.

In the fourth quarter of 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to future Internal Revenue Service review and approval. Decisions by taxing authorities may significantly impact the company's cash flow.

Operating cash flow was significantly lower in 2002 compared to 2001 due primarily to changes in accounts receivable, accrued/deferred gas costs and accounts payable balances associated with natural gas price volatility.

Investing activities. Capital expenditures were $172.9 million in 2003 compared with $169.5 million in 2002 and $149.8 million in 2001. Increased costs in 2003 for public main improvements of $8 million and higher capitalized pension costs of $3 million were offset by a $6 million decrease in supply operations expenditures compared with 2002. Supply operations expenditures in 2002 included the acquisition of a compressor for a storage facility. Gas distribution capital expenditures were higher in 2002 than in 2001 due primarily to the acquisition of the compressor and $6 million of higher capitalized employee benefit costs. Capital spending in 2004 is estimated to be about $170 million.

Nicor Gas Company                                                      Page 10
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

Financing activities. Nicor Gas has long-term debt ratings that are among the highest in the gas distribution industry. As of the filing date of this report, the credit ratings as assigned by Standard and Poor's Ratings Services (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) are as follows.

                                   S&P     Moody's    Fitch
                                 --------  --------  --------

     Commercial Paper              A-1+      P-1       F1+
     First Mortgage Bonds          AA        Aa3       AA
     Unsecured Credit Facility     AA-       n/a       n/a
     Senior Unsecured Debt         AA        A1        AA-

In 2003, Moody's downgraded Nicor Gas' First Mortgage Bonds from Aa1 to Aa3, and Nicor Gas' senior unsecured debt from Aa2 to A1. In 2002, Fitch downgraded Nicor Gas' First Mortgage Bonds from AA+ to AA, and Nicor Gas' senior unsecured debt from AA to AA-. As of December 31, 2003, S&P's ratings outlook for the company was Stable while Moody's and Fitch's ratings outlooks were Negative.

Nicor Gas' debt-related financial statistics at December 31 include:

                                             2003     2002     2001
                                           -------- -------- --------
Long-term debt, net of current maturities,
  as a percent of capitalization             44.4%    39.2%    43.0%
Times interest earned, before income taxes    4.5      5.7      5.4

Long-term debt. The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, construction programs to the extent not provided by internally generated funds, and general corporate purposes. At December 31, 2003, the company had the capacity to issue about another
$350 million of First Mortgage Bonds under the terms of its indenture, of which $75 million was available for immediate issuance under a July 2001 shelf registration filing. Nicor Gas is in compliance with its debt covenants and believes it will continue to remain so. Nicor Gas' long-term debt agreements do not include ratings triggers or material adverse change provisions.

In 2003, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2023 at 5.80%, $50 million due in 2032 at 5.90%, and $50 million due in 2033 at 5.90%. Retirements of First Mortgage Bonds in 2003 were as follows: $50 million due in 2003 at 5.75% and $50 million due in 2027 at 7.375%.

In April 2003, Nicor Gas refinanced $50 million of 3% unsecured notes due in April 2003 with $50 million of 1.6% unsecured notes due and paid in October 2003.

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

Nicor Gas Company                                                      Page 11
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

Short-term debt. The company relies on short-term financing to meet temporary operating cash flow needs resulting from seasonal changes in working capital. Nicor Gas maintains short-term line of credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of up to $1 billion through March 2004 and $500 million thereafter through September 2004. Commitment fees paid in advance totaled $2.5 million and are being amortized over the respective terms of the agreements as interest expense. The company had $575 million and $315 million of commercial paper borrowings outstanding at December 31, 2003 and 2002, respectively.

Under the company's 2003/2004 short-term line of credit agreements, if (1) Nicor's or Nicor Gas' ratio of consolidated indebtedness to capitalization (including short-term debt) exceeds 65% at the end of the first, second or third fiscal quarter, or 70% at December 31, 2003, or (2) Nicor's or Nicor Gas' twelve-months-ended interest rate coverage ratio is less than 3 to 1 at the end of any fiscal quarter during the term of the credit agreements, banks representing two-thirds of the commitments may declare any amounts due immediately payable and/or terminate the commitments to make advances to the company. The company is in compliance with these covenants at December 31, 2003. The company expects that commercial paper and the related backup line of credit agreements funding will continue to be available in the foreseeable future.

Common stock. The company paid dividends of $71 million, $109 million and $72 million in 2003, 2002 and 2001, respectively.

Contractual obligations. As of December 31, 2003, Nicor Gas had contractual obligations with payments due as follows (in millions):

                                    Payments due by period
                        --------------------------------------------
                                   Less                       More
                                  Than 1    1-3      3-5     than 5
                         Total     Year    years    years     years
                        --------  -------  -------  -------  -------

 Purchase obligations   $1,181.4  $ 602.6  $ 372.4  $ 162.2  $  44.2
 Long-term debt            500.0        -     50.0     75.0    375.0
 Operating leases            2.4       .7       .9       .7       .1
 Other long-term
   obligations               5.6       .5      1.0      1.0      3.1
                        --------  -------  -------  -------  -------
                        $1,689.4  $ 603.8  $ 424.3  $ 238.9  $ 422.4
                        ========  =======  =======  =======  =======

Purchase obligations consist primarily of natural gas transportation and storage contracts, and natural gas purchase agreements. Purchase obligations also include obligations to purchase natural gas at future market prices, calculated using December 31, 2003 NYMEX futures prices.

Operating leases are primarily for office space and equipment. Rental expense under operating leases was $1.3 million, $2.3 million and $1.5 million in 2003, 2002 and 2001, respectively. Other long-term obligations consist primarily of redeemable preferred stock.

Nicor Gas Company                                                      Page 12
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

CRITICAL ACCOUNTING ESTIMATES

Nicor Gas prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which regularly require Nicor Gas' management to exercise judgment in the selection and application of accounting methods. The application of accounting methods includes making estimates using subjective assumptions and judgments about matters that are inherently uncertain.

The use of estimates and the selection of accounting policies affect Nicor Gas' reported results and financial condition. The company has adopted several significant accounting policies and is required to make significant accounting estimates that are important to understanding its financial statements and are described throughout the Notes to the Consolidated Financial Statements.

Although there are numerous areas in which Nicor Gas' management makes significant accounting estimates, it believes its critical estimates are those that require management's most difficult and subjective or complex judgments. Nicor Gas management has a practice of reviewing its critical accounting estimates and policy decisions with the audit committee of its board of directors. Its critical estimates typically involve loss contingencies, derivative instruments, credit risk and unbilled revenues because they are estimates which could materially impact Nicor Gas' financial statements.

Loss contingencies. In accordance with Statement of Financial Accounting Standards No. 5, Nicor Gas records contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable. When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss. Nicor Gas is involved in various legal and regulatory proceedings and is exposed to various loss contingencies. These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company's ultimate obligations may differ materially from its estimates. Of particular note is the PBR plan contingency described in the Notes to the Consolidated Financial Statements - Note 15 Contingencies.

Derivative instruments. The rules for determining whether a contract meets the definition of a derivative instrument or qualifies for hedge accounting treatment are numerous and complex. The treatment of a single contract may vary from period to period depending upon accounting elections, changes in management's assessment of the likelihood of future hedged transactions or new interpretations of accounting rules. As a result, management judgment is required in the determination of the appropriate accounting treatment. In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market projections, and changes in hedge effectiveness may impact the accounting treatment. These determinations and changes in estimates may have a material impact on reported results.

Credit risk. Nicor Gas is required to estimate credit risk in establishing allowances for doubtful accounts. Actual credit losses could vary materially from Nicor Gas' estimates. Nicor Gas' estimated allowance for doubtful accounts at December 31, 2003, 2002 and 2001 was $19.4 million, $14.4 million and $9.6 million, respectively, as presented on Schedule II on page 46.

Nicor Gas Company                                                      Page 13
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

Unbilled revenues. Nicor Gas estimates revenues for gas deliveries not yet billed to customers from the last billing date to month-end (unbilled revenues). Unbilled revenue estimates are dependent upon a number of factors which require management judgment, including projections of gas costs, weather and customer usage. These estimates are adjusted when actual billings occur, and changes in estimates can be material. Estimated unbilled revenues at December 31, 2003, 2002 and 2001 were $139 million, $142.4 million and $88.1 million, respectively.

FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor Gas.

General. Nicor Gas, a regulated natural gas distribution utility, serves over two million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and its customer base has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. In 2003, residential, commercial and industrial customers accounted for approximately 45 percent, 30 percent and 25 percent of natural gas deliveries, respectively.

Weather. Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

In 2001, 2002 and the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No agreement is in effect for the 2003/2004 heating season. It is estimated that in 2004 a 100-degree-day variation from normal weather (about 6,000 degree days per year) may affect Nicor Gas' net income by about $1 million. The company will continue to evaluate its coverage options to determine whether any weather protection should be purchased.

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

Nicor Gas' growth in natural gas deliveries has traditionally come from customer additions and increased usage by commercial and industrial customers. In 2003 commercial and industrial deliveries were unfavorably impacted by general economic conditions. The company is uncertain as to the long-term impact of this factor.

Changes in the price of natural gas have no direct impact on gas distribution margin since gas costs are passed directly through to customers without markup, subject to ICC review. However, high natural gas prices can have an adverse effect on accounts receivable collections, customer demand, company-use gas expenses, financing costs and customer service expenses.

Nicor Gas Company                                                      Page 14
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

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

Storage and supply. Nicor Gas has a direct connection to eight interstate pipelines and extensive underground storage capacity that provides the company and its transportation customers with flexibility and alternatives for natural gas supply procurement and storage services. In addition, in an effort to ensure supply reliability, the company purchases gas from several different producing regions under varied contract terms.

Customer choice of commodity supplier. Since March 2002, all Nicor Gas customers have had a choice of natural gas suppliers. Previously, supplier choice was available to all industrial and commercial customers and about 15 percent of residential customers. The choice of another natural gas commodity supplier has no direct impact on gas distribution margin because natural gas costs are passed directly through to customers without markup, subject to ICC review. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Customer credit risk. Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class. The company believes that it maintains prudent credit policies, subject to ICC regulations. Customers also have options to help them manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year. However, high natural gas prices can increase the risk of customer nonpayment. Nicor Gas experienced increasing bad debt expense in the past three years due in part to high natural gas prices and increasingly adverse credit experience consistent with general market conditions. It is expected that high natural gas prices will continue in 2004. See also the Credit Risk section on page 16.

Pension investment returns. Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. For actuarial valuation purposes, Nicor Gas utilizes an October 1 measurement date to determine the company's pension expense or credit for the subsequent calendar year. During the 12 months ended September 30, 2002, the pension plans experienced poor investment returns consistent with general market conditions, negatively impacting the company's 2003 operating income. The company's pension credit (expense) included in operating income was $(.5) million, $9.2 million and $23.3 million in 2003, 2002 and 2001, respectively. Pension credits represented 5 percent and 14 percent of Nicor Gas' net income in 2002 and 2001, respectively.

The October 1, 2003 actuarial valuation reflected higher asset values which, absent any plan or accounting rule changes, will lead to a pension credit for 2004, increasing operating income by about $3 million. Actuarial assumptions affecting 2004 include an expected rate of return on plan assets of 8.50% and a discount rate of 6.00%, reduced from 8.75% and 6.75%, respectively, for 2003. Anticipated impacts of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 have not yet been estimated by Nicor Gas.

Nicor Gas Company                                                      Page 15
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

The pension plans are adequately funded, and recent market performance is not expected to impact participant benefits or future company contributions. However, substantial declines in market performance or changes to actuarial assumptions could require future company contributions.

Nontraditional activities. Nicor Gas continues to pursue nontraditional activities, including the Chicago Hub, which provides natural gas transportation and storage services. The Chicago area is a major market hub for natural gas, and demand exists for storage and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities. During 2003, 2002 and 2001, the Chicago Hub contributed to operating income $7.3 million, $15.4 million and $13 million, respectively. The 2003 decline reflects primarily unfavorable general market conditions, including less liquidity in the market.

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Certain rates are updated monthly and designed to recover specific past costs, such as gas supply and environmental costs, subject to an annual prudence review. Base rates, on the other hand, are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. Nicor Gas has the option to seek ICC approval for a base rate increase. Once started, a rate relief proceeding generally takes about one year. The company's last rate increase was in 1996. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented within the Notes to the Consolidated Financial Statements - Note 15 Contingencies - Performance-Based Rate Plan.

Labor negotiations. The current labor contract between Nicor Gas and the International Brotherhood of Electrical Workers (IBEW) Local 19 expires on February 29, 2004. The current agreement covers approximately 1,500 physical and clerical employees of Nicor Gas. As of the filing date of this report, negotiations between IBEW representatives and the company continue. Nicor Gas believes that there are adequate contingency plans in the event of a work stoppage, which the company currently does not expect.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices, credit conditions and interest rates. It is Nicor Gas' practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

Commodity price risk. With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative instruments to hedge its exposure to such risks. A risk management committee oversees compliance with such policies and procedures.

Nicor Gas is not directly exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, substantial increases in natural gas prices may indirectly impact Nicor Gas' earnings by increasing the cost of gas used by the company, bad debt expense and other operating expenses. Higher natural gas prices may also lead to lower customer gas consumption and margin. The company is mitigating these risks through the use of fixed-price purchase agreements, futures contracts and swap agreements.

Nicor Gas Company                                                      Page 16
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

Credit risk. The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. In some instances, Nicor Gas enters into netting arrangements to mitigate counterparty credit risk.

Interest rate risk. Nicor Gas is exposed to changes in interest rates. The company manages its interest rate risk by issuing long-term fixed-rate debt with varying maturities, refinancing certain debt and periodically hedging the interest rate on anticipated borrowings. For further information about debt securities, interest rates and fair values, see the Financial Statements - Consolidated Statements of Capitalization and the Notes to the Consolidated Financial Statements - Note 7 Fair Value of Financial Instruments and the Notes to the Consolidated Financial Statements - Note 6 Short-Term and Long-Term Debt.

Contingencies. The following contingencies of Nicor Gas are in various stages of investigation or disposition. Although in some cases the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period but is not expected to have a material adverse impact on Nicor Gas' liquidity or financial condition.

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

Nicor Gas Company                                                      Page 17
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.1 million liability at December 31, 2003. Included in such $24.1 million adjustments is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items results in a $2.8 million reimbursement the company is seeking as of December 31, 2003, pending resolution of the proceedings discussed below. The company has taken steps throughout 2003 to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO are jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of December 31, 2003.

Nicor Gas Company                                                      Page 18
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations (concluded)
        -------------------------------------

SEC and U.S. Attorney Inquiries. In 2002, the staff of the United States Securities and Exchange Commission (SEC) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Note 15 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Note 15 Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental and other matters. See the Notes to the Consolidated Financial Statements - Note 15 Contingencies.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor Gas. Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would," "project," "estimate," or similar phrases. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review, and undue reliance should not be placed on such statements. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas prices; health care costs; insurance costs; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, methods, judgments or estimates; performance of major suppliers and contractors; labor relations; and acts of terrorism. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor Gas undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------- ----------------------------------------------------------

For disclosures about market risk, see the Market Risk section on page 15, which is incorporated herein by reference.

Nicor Gas Company                                                      Page 19
------------------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data
------- -------------------------------------------

                                                               Page
                                                               ----

Independent Auditors' Report.....................................20

Financial Statements:

   Consolidated Statements of Operations.........................21

   Consolidated Statements of Cash Flows.........................22

   Consolidated Balance Sheets...................................23

   Consolidated Statements of Capitalization.....................24

   Consolidated Statements of Retained Earnings..................25

   Consolidated Statements of Comprehensive Income...............25

   Notes to the Consolidated Financial Statements................26

Nicor Gas Company                                                      Page 20
------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of Northern Illinois Gas Company

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern Illinois Gas Company and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, retained earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Illinois Gas Company and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2003, the Company changed its method of classifying future removal costs of utility property, plant and equipment.



DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2004

Nicor Gas Company                                                     Page 21
-----------------------------------------------------------------------------

Consolidated Statements of Operations
(millions)

                                                    Year ended December 31
                                                -----------------------------
                                                   2003      2002      2001
                                                --------- --------- ---------
Operating revenues (includes revenue taxes of
   $134.0, $95.3, and $112.3, respectively)     $ 2,351.6 $ 1,594.8 $ 2,105.6
                                                --------- --------- ---------

Operating expenses
   Cost of gas                                    1,692.7     970.1   1,477.5
   Operating and maintenance                        220.1     199.6     177.1
   Depreciation                                     143.5     137.6     132.4
   Taxes, other than income taxes                   147.3     109.5     125.5
   Mercury-related costs (recoveries), net          (17.8)    (29.0)    (12.2)
   Income taxes                                      47.4      63.4      58.9
                                                --------- --------- ---------
                                                  2,233.2   1,451.2   1,959.2
                                                --------- --------- ---------

Operating income                                    118.4     143.6     146.4
                                                --------- --------- ---------

Other income (expense)
   Other, net                                         2.0       2.7      (4.3)
   Income taxes on other income                       (.6)      (.9)      1.9
                                                --------- --------- ---------
                                                      1.4       1.8      (2.4)
                                                --------- --------- ---------

Interest expense
   Interest on debt, net of amounts capitalized      35.2      34.3      44.6
   Other                                              1.6       2.0        .6
                                                --------- --------- ---------
                                                     36.8      36.3      45.2
                                                --------- --------- ---------

Net income                                           83.0     109.1      98.8

Dividends on preferred stock                           .2        .3        .4
                                                --------- --------- ---------

Earnings applicable to common stock             $    82.8 $   108.8 $    98.4
                                                ========= ========= =========

The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                       Page 22
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(millions)

                                                           December 31
                                                    ---------------------------
                                                      2003      2002      2001
                                                    --------  --------  -------
Operating activities
   Net income                                       $   83.0  $  109.1  $  98.8
   Adjustments to reconcile net income to
     net cash flow provided from
     operating activities:
      Depreciation                                     143.5     137.6    132.4
      Deferred income tax expense                      136.7      32.3     16.0
      Gain on sale of property, plant and equipment      (.4)     (4.1)    (3.9)
      Changes in assets and liabilities:
        Receivables, less allowances                   (16.2)   (101.8)   279.6
        Gas in storage                                (190.5)     13.4    (10.4)
        Deferred/accrued gas costs                     (20.3)    (40.7)   183.5
        Prepaid pension costs                              -     (12.8)   (32.0)
        Other assets                                     6.2     (52.9)    20.4
        Accounts payable                              (153.9)     64.0   (194.0)
        Accrued mercury-related costs                   (1.5)    (13.6)   (41.0)
        Other liabilities                              (39.9)     89.0    (11.5)
      Other                                               .9       2.2      (.4)
                                                    --------  --------  -------
   Net cash flow (used for) provided from
     operating activities                              (52.4)    221.7    437.5
                                                    --------  --------  -------
Investing activities
   Capital expenditures                               (172.9)   (169.5)  (149.8)
   Net proceeds from the sale of property,
     plant and equipment                                  .4       4.2      4.0
                                                    --------  --------  -------
   Net cash flow used for investing activities        (172.5)   (165.3)  (145.8)
                                                    --------  --------  -------

Financing activities
   Net proceeds from issuing long-term debt            147.8      49.9    247.2
   Disbursements to retire long-term debt             (152.4)        -   (279.5)
   Short-term borrowings (repayments), net             260.0      48.0    (88.6)
   Dividends paid                                      (71.3)   (109.4)   (72.3)
   Other                                                 (.4)      (.4)     (.5)
                                                    --------  --------  -------
   Net cash flow provided from (used for)
     financing activities                              183.7     (11.9)  (193.7)
                                                    --------  --------  -------

Net (decrease) increase in cash and cash equivalents   (41.2)     44.5     98.0

Cash and cash equivalents, beginning of year           182.2     137.7     39.7
                                                    --------  --------  -------
Cash and cash equivalents, end of year              $  141.0  $  182.2  $ 137.7
                                                    ========  ========  =======
Supplemental information
   Income taxes paid (refunded), net                $  (59.5) $   17.5  $  30.1
   Interest paid, net of amounts capitalized            39.1      32.2     44.9

The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                       Page 23
-------------------------------------------------------------------------------

Consolidated Balance Sheets
(millions)

                                                             December 31
                                                        --------------------
                                                           2003       2002
                                                        ---------  ---------
                Assets
                ------
Gas distribution plant, at cost                         $ 3,694.8  $ 3,558.1
   Less accumulated depreciation                          1,349.6    1,910.1
                                                        ---------  ---------
                                                          2,345.2    1,648.0
                                                        ---------  ---------

Current assets
   Cash and cash equivalents - affiliates                    97.5      115.3
   Cash and cash equivalents - other                         43.5       66.9
   Receivables, less allowances of $19.4 and
     $14.4, respectively                                    384.9      382.4
   Receivables - affiliates                                  24.4       10.7
   Gas in storage, at last-in, first-out cost               209.1       18.6
   Deferred income taxes                                     41.9       31.4
   Other                                                     27.5       12.2
                                                        ---------  ---------
                                                            828.8      637.5
                                                        ---------  ---------

Prepaid pension costs                                       177.1      177.1
Other assets                                                 66.6       82.2
                                                        ---------  ---------

                                                        $ 3,417.7  $ 2,544.8
                                                        =========  =========

    Capitalization and Liabilities
    ------------------------------
Capitalization
   Long-term obligations
     Long-term bonds and notes                          $   495.1  $   396.2
     Mandatorily redeemable preferred stock                   5.1          -
                                                        ---------  ---------
                                                            500.2      396.2
                                                        ---------  ---------

   Preferred stock
     Mandatorily redeemable preferred stock                     -        5.6
     Non-redeemable preferred stock                           1.4        1.4
                                                        ---------  ---------
                                                              1.4        7.0
                                                        ---------  ---------

   Common equity
     Common stock                                            76.2       76.2
     Paid-in capital                                        108.1      108.0
     Retained earnings                                      442.3      424.5
     Accumulated other comprehensive loss                    (1.5)       (.9)
                                                        ---------  ---------
                                                            625.1      607.8
                                                        ---------  ---------
                                                          1,126.7    1,011.0
                                                        ---------  ---------
Current liabilities
   Long-term obligations due within one year                   .5      100.5
   Short-term borrowings                                    575.0      315.0
   Accounts payable                                         307.8      461.7
   Accrued gas costs                                         47.0       67.3
   Accrued dividends payable                                 15.0       21.1
   Other                                                     31.5       51.4
                                                        ---------  ---------
                                                            976.8    1,017.0
                                                        ---------  ---------

Deferred credits and other liabilities
   Accrued removal costs                                    670.0          -
   Deferred income taxes                                    414.5      253.5
   Regulatory income tax liability                           48.4       62.2
   Unamortized investment tax credits                        35.6       37.5
   Other                                                    145.7      163.6
                                                        ---------  ---------
                                                          1,314.2      516.8
                                                        ---------  ---------

                                                        $ 3,417.7  $ 2,544.8
                                                        =========  =========

The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                     Page 24
-----------------------------------------------------------------------------

Consolidated Statements of Capitalization
(millions, except share data)


                                                   December 31
                                      --------------------------------------
                                            2003                2002
                                      -----------------  -------------------

First Mortgage Bonds
   5.75% Series due 2003               $       -             $    50.0
   5.55% Series due 2006                    50.0                  50.0
   5.875% Series due 2008                   75.0                  75.0
   5.37% Series due 2009                    50.0                  50.0
   6.625% Series due 2011                   75.0                  75.0
   7.20% Series due 2016                    50.0                  50.0
   5.80% Series due 2023                    50.0                     -
   7.375% Series due 2027                      -                  50.0
   6.58% Series due 2028                    50.0                  50.0
   5.90% Series due 2032                    50.0                     -
   5.90% Series due 2033                    50.0                     -
                                         -------               -------
                                           500.0                 450.0
   Less: Amount due within one year            -                  50.0
         Unamortized debt discount,
           net of premium                    4.9                   3.8
                                         -------               -------
                                           495.1    43.9%        396.2   39.2%
                                         -------               -------

Long-term notes
   Note payable due 2003 at
     variable interest rate                    -                  50.0
   Less amount due within one year             -                  50.0
                                         -------               -------
                                               -       -             -      -
                                         -------               -------

Preferred stock, cumulative, $100 par
  value, 800,000 shares authorized
    Mandatorily redeemable preferred
      stock, 4.48% and 5.00% series,
      56,000 shares outstanding in 2003
      and 61,000 shares outstanding in
      2002.                                  5.6                  6.1
    Less amount due within one year           .5                   .5
                                         -------              -------
                                             5.1      .5          5.6      .6
                                         -------              -------

     Nonredeemable preferred stock,
       4.60% and 5.00% convertible
       series, 14,008 shares
       outstanding                           1.4      .1          1.4      .1
                                         -------              -------

Common equity
   Common stock, $5 par value,
     25,000,000 shares authorized,
     32,365 shares reserved for
     conversion and 15,232,414
     shares outstanding                     76.2                 76.2
   Paid-in capital                         108.1                108.0
   Retained earnings                       442.3                424.5
   Accumulated other comprehensive
    income (loss)
     Cash flow hedges                          -                   .5
     Minimum pension liability              (1.5)                (1.4)
                                         -------              -------
                                            (1.5)                 (.9)
                                         -------              -------
                                           625.1    55.5        607.8    60.1
                                        --------   ------    --------   ------
                                        $1,126.7   100.0%    $1,011.0   100.0%
                                        ========   ======    ========   ======


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                      Page 25
------------------------------------------------------------------------------

Consolidated Statements of Retained Earnings
(millions)


                                                     Year ended December 31
                                                  ---------------------------
                                                    2003      2002     2001
                                                  --------  -------  --------

Balance at beginning of year                      $  424.5  $ 400.7  $  392.3
Net income                                            83.0    109.1      98.8
Dividends declared on common stock                   (65.0)   (85.0)    (90.0)
Dividends declared on preferred stock                  (.2)     (.3)      (.4)
                                                  --------  -------  --------
Balance at end of year                            $  442.3  $ 424.5  $  400.7
                                                  ========  =======  ========






Consolidated Statements of Comprehensive Income
(millions)
                                                    Year ended December 31
                                                 ---------------------------
                                                   2003      2002     2001
                                                 --------  -------  --------

Net income                                       $   83.0  $ 109.1  $   98.8
Other comprehensive income (loss), before tax
   Gain (loss) on cash flow hedges, net              (2.8)     2.0       (.6)
   Reclassifications to net income                    1.9      (.7)        -
   Decrease (increase) to minimum pension
     liability                                        (.1)     (.6)      (.3)
                                                 --------  -------  --------
                                                     (1.0)      .7       (.9)
Related income tax expense                             .4      (.3)       .4
                                                 --------  -------  --------
Other comprehensive income, net of tax                (.6)      .4       (.5)
                                                 --------  -------  --------
Comprehensive income                             $   82.4  $ 109.5  $   98.3
                                                 ========  =======  ========


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                      Page 26
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements
----------------------------------------------

Nicor Gas is one of the nation's largest distributors of natural gas, serving over two million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

1. ACCOUNTING POLICIES

General. Nicor Gas is a wholly owned subsidiary of Nicor Inc. Nicor Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation. The consolidated financial statements include the accounts of Nicor Gas and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts. Actual results could differ from those estimates, and such differences could be material. Accounting estimates requiring significant management judgment involve accruals for legal, regulatory, environmental, and tax loss contingencies, the identification and valuation of derivative instruments, unbilled revenues, postretirement benefits, income taxes, and the allowance for doubtful accounts.

Reclassifications. Certain reclassifications have been made to conform the prior years' financial statements to the current year presentation.

Cash and cash equivalents. The company considers investments purchased with an initial maturity of three months or less, or that are due on demand from an affiliate (labeled "Cash and cash equivalents - affiliates" on the Consolidated Balance Sheets), to be cash equivalents.

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

                                                     2003        2002
                                                  ----------  ----------

     Accrued removal costs                        $ (670.0)   $ (625.0)
     Accrued gas costs                               (47.0)      (67.3)
     Regulatory income tax liability                 (48.4)      (62.2)
     Unamortized loss on reacquired debt              20.9        19.0
     Deferred environmental costs                     37.0        54.7
                                                  ----------  ----------
                                                  $ (707.5)   $ (680.8)
                                                  ==========  ==========

Estimated accrued removal costs were classified in accumulated depreciation at December 31, 2002 and as a noncurrent liability at December 31, 2003. The unamortized loss on reacquired debt and deferred environmental costs are classified in other noncurrent assets.

Nicor Gas Company                                                      Page 27
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Derivative instruments. At Nicor Gas, derivative instruments are utilized primarily in the procurement of natural gas for customers. Realized gains or losses on such derivatives are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, having no direct impact on earnings. Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities and classified as deferred or accrued gas costs, respectively.

At times, Nicor Gas enters into futures contracts, options and swap agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices. To the extent that hedge accounting is elected, unrealized changes in the fair market value of these derivative instruments are reported as a component of accumulated other comprehensive income or loss. When the forecasted expenses are incurred, the accumulated other comprehensive income or loss component is reclassified to operating and maintenance expense.

Through the first quarter of 2003, Nicor Gas held weather-related swap agreements to limit the earnings impact of weather fluctuations. The benefits or losses on these agreements were recorded in operating revenues.

The company generally classifies cash flows from derivatives in the same category as cash flows from the related hedged item.

Credit risk. Nicor Gas has a diversified customer base and prudent credit policies which mitigate customer receivable and derivative counterparty credit risk.

Operating revenues and gas costs. Operating revenues are recorded when gas is delivered to customers. In accordance with ICC regulations, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary, and is subject to ICC review. Temporary undercollections and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas, respectively.

Legal defense costs. Nicor Gas accrues future legal defense costs associated with loss contingencies in the period in which it is determined that such costs are probable of being incurred and are reasonably estimable.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The composite depreciation rate is 4.1 percent, which includes estimated future removal costs.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for 2003, 2002 and 2001 were $130.9 million, $92.5 million and $108.9 million, respectively.

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

Nicor Gas Company                                                      Page 28
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

2. OTHER ACCOUNTING CHANGES

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

The obligation of retiring gas distribution, transmission, storage and certain general plant assets at Nicor Gas meets the definition of a legal obligation under FAS 143. However, the company has determined that due to the indefinite life of such assets a fair value liability is generally not measurable. On January 1, 2003, a $3.5 million asset retirement obligation for the expected replacement of inside mercury regulators was recorded at Nicor Gas. Certain costs associated with the retirement of other items at Nicor companies, including polychlorinated biphenyls, underground storage tanks and asbestos abatement, are determined to be immaterial or cannot be measured at this time.

Nicor Gas continues its practice of accruing for future removal costs through depreciation, subject to cost-of-service utility rate regulation, even when a legal asset retirement obligation does not exist under FAS 143 or its fair value cannot be measured. Through December 31, 2003, the company had accrued and recovered about $670 million associated with the future removal of these long-lived assets. During 2003, in conjunction with the adoption of FAS 143, Nicor Gas reclassified accrued removal costs from accumulated depreciation to other noncurrent liabilities.

Derivative Instruments and Hedging Activities. In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and addresses financial accounting and reporting for derivative instruments under FAS 133. The Statement was generally effective prospectively for contracts entered into or modified after June 30, 2003. The only impact of adoption on July 1, 2003, was that certain natural gas commodity contracts at Nicor Gas no longer qualify for the normal purchases and sales exception and must be recorded at fair value, with an offsetting regulatory asset or liability classified as deferred or accrued gas costs. The application of this standard has not had a material impact on the company's financial position or results of operations.

Accounting for Certain Financial Instruments. In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 requires certain freestanding financial instruments, such as mandatorily redeemable preferred stock, to be initially measured at fair value and classified as liabilities. The provisions of FAS 150 are effective for Nicor Gas beginning July 1, 2003. Upon adoption, Nicor Gas prospectively reclassified approximately $6 million of redeemable preferred stock to a liability and related dividends to interest expense. If Nicor Gas called the mandatorily redeemable preferred shares for redemption at December 31, 2003, Nicor Gas would have to pay Nicor, the holder, approximately $6 million. The application of this standard did not have a material impact on the company's financial position or results of operations.

Nicor Gas Company                                                      Page 29
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

3. NEW ACCOUNTING PRONOUNCEMENT

In December 2003, the FASB issued Interpretation 46(R), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R addresses the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The company believes that FIN 46R will have no impact on its financial position or results of operations.

4. ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $139 million and $142.4 million at December 31, 2003 and 2002, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

5. GAS IN STORAGE

Based on the average cost of gas purchased in December 2003 and 2002, the estimated replacement cost of inventory at December 31, 2003 and 2002, exceeded the last-in, first-out cost by $341.6 million and $311.2 million, respectively. During 2002, Nicor Gas liquidated LIFO layers at an average cost of $1.32 per Mcf. The company's average purchase price in 2002 was $2.01 per Mcf higher than the average LIFO liquidation rate. Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase rate, decreased 2002 cost of gas by $20.3 million. As the cost of gas including inventory costs is charged to customers without markup, the amount had no impact on net income.

6. SHORT-TERM AND LONG-TERM DEBT

In December 2003, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2023 at 5.80%, $50 million due in 2032 at 5.90%, and $50 million due in 2033 at 5.90%. Additionally, in December 2003, Nicor Gas redeemed $50 million of 7.375% First Mortgage Bonds due in 2027. In June 2003, Nicor Gas retired $50 million of 5.75% First Mortgage Bonds due in 2003.

In April 2003, Nicor Gas refinanced $50 million of 3% unsecured notes due in April 2003 with $50 million of 1.6% unsecured notes due and paid in October 2003.

The company maintains short-term line of credit agreements with major domestic and foreign banks. At December 31, 2003, these agreements, which serve as backup for the issuance of commercial paper, allowed for borrowings of up to $1 billion through March 2004 and $500 million thereafter through September 2004. Commitment fees paid in advance totaling $2.5 million are being amortized over the respective term of the agreements as interest expense.

The company had $575 million and $315 million of commercial paper outstanding with a weighted average interest rate of 1.1% and 1.6% at December 31, 2003 and 2002, respectively.

Nicor Gas Company                                                      Page 30
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Under the company's 2003/2004 short-term line of credit agreements, if (1) Nicor's or Nicor Gas' ratio of consolidated indebtedness to capitalization (including short-term debt) exceeds 65% at the end of the first, second or third fiscal quarter, or 70% at December 31, 2003, or (2) Nicor's or Nicor Gas' twelve-months-ended interest rate coverage ratio is less than 3 to 1 at the end of any fiscal quarter during the term of the credit agreements, banks representing two-thirds of the commitments may declare any amounts due immediately payable and/or terminate the commitments to make advances to the company. The company is in compliance with these covenants at December 31, 2003.

Bank cash balances averaged about $2 million during 2003, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

First Mortgage Bonds are secured by liens on substantially all property.

Interest expense is reported net of amounts capitalized. The interest expense capitalized for the years ended December 31, 2003, 2002 and 2001 was $.2 million, $.4 million and $.2 million, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor's First Mortgage Bonds outstanding at December 31, 2003 and 2002 was $500 million and $450 million, respectively. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $530 million and $480 million at December 31, 2003 and 2002, respectively.

8. INCOME TAXES

The components of income tax expense (benefit) are presented below (in millions):

                                         2003      2002      2001
                                       -------- --------- ---------
Current
    Federal                            $ (73.0)  $  27.3   $  33.0
    State                                (13.7)      6.1      10.1
                                       -------- --------- ---------
                                         (86.7)     33.4      43.1
                                       -------- --------- ---------
Deferred
    Federal                              113.5      26.8      15.7
    State                                 23.2       5.5        .3
                                       -------- --------- ---------
                                         136.7      32.3      16.0
                                       -------- --------- ---------

Amortization of investment tax
 credits, net                             (2.0)     (1.4)     (2.1)
                                       -------- --------- ---------
Income tax expense (benefit), net      $  48.0   $  64.3   $  57.0
                                       ======== ========= =========

Nicor Gas Company                                                      Page 31
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

The temporary differences which gave rise to the net deferred tax liability at December 31, 2003 and 2002, were as follows (in millions):

                                                 2003     2002
                                               -------- --------
Deferred tax liabilities
    Property, plant and equipment              $ 399.0  $ 236.0
    Employee benefits                             32.6     37.6
    Other                                         24.3     20.1
                                               -------- ---------
                                                 455.9    293.7
                                               -------- ---------
Deferred tax assets
    Unamortized investment tax credits            22.8     24.0
    Regulatory income tax liability               10.2     15.2
    Accrued mercury-related costs                  8.7      9.0
    Alternative minimum tax credits               17.7        -
    Other                                         23.9     23.4
                                               -------- ---------
                                                  83.3     71.6
                                               -------- ---------
Net deferred tax liability                     $ 372.6  $ 222.1
                                               ======== =========

The effective combined federal and state income tax rate was 37 percent in 2003, 2002 and 2001. Differences between federal income taxes computed using the statutory rate and reported income tax expense are shown below (in millions):

                                              2003      2002      2001
                                           --------- --------- ---------

Federal income taxes using statutory rate   $ 45.9    $ 60.7    $ 54.5
State income taxes, net                        6.6       8.3       6.8
Tax credits                                   (2.3)     (2.3)     (2.3)
Regulatory income tax liability               (2.1)     (2.0)     (2.1)
Other, net                                     (.1)      (.4)       .1
                                           -------- --------- ---------
Income tax expense (benefit), net           $ 48.0    $ 64.3    $ 57.0
                                           ======== ========= =========

In the fourth quarter of 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to future Internal Revenue Service review and approval.

9. POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company's past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company's share of cost for most future retirees. The company's accrued postretirement benefit costs have historically been considered in rate proceedings.

Nicor Gas Company                                                      Page 32
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

The following tables set forth the changes in the plans' benefit obligations and assets, and reconciles the October 1 funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31 (in millions):

                                       Pension benefits    Other benefits
                                     --------------------- ------------------
                                        2003       2002      2003     2002
                                     ---------- ---------- --------- --------
Change in benefit obligation
Benefit obligation at
 beginning of period                  $ 252.0    $ 237.5    $ 169.3  $ 141.9
Service cost                              7.4        7.2        2.0      1.5
Interest cost                            16.3       16.5       11.1      9.9
Actuarial loss                           21.3       14.0       27.7     29.2
Participant contributions                   -          -         .7      1.3
Plan amendments                             -         .3      (26.7)       -
Benefits paid                           (23.9)     (23.5)     (10.5)   (14.5)
                                     ---------- ---------- --------- --------
Benefit obligation at end of period     273.1      252.0      173.6    169.3
                                     ---------- ---------- --------- --------

Change in plan assets
Fair value of plan assets at
 beginning of period                    337.9      399.7       13.1     19.7
Actual gain (loss) on plan assets        69.6      (38.3)       2.2     (1.3)
Employer contributions                      -          -        6.2      7.9
Participant contributions                   -          -         .7      1.3
Benefits paid                           (23.9)     (23.5)     (10.5)   (14.5)
                                     ---------- ---------- --------- --------
Fair value of plan assets at
 end of period                          383.6      337.9       11.7     13.1
                                     ---------- ---------- --------- --------

Funded status                           110.5       85.9     (161.9)  (156.2)
Unrecognized net actuarial loss          62.3       86.3       84.4     60.7
Unrecognized prior service cost           4.3        4.9          -        -
Unrecognized transition obligation          -          -        1.2     30.9
Other                                       -          -       (1.5)    (3.3)
                                     ---------- ---------- --------- --------
Recognized prepaid (accrued)
 benefit cost                          $ 177.1    $ 177.1    $ (77.8) $ (67.9)
                                     ========== ========== ========= ========

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $233.1 million and $213 million at October 1, 2003 and 2002, respectively. The accrued benefit cost for health care and life insurance benefits is classified as an other noncurrent liability. In 2003, the company amended the retiree health care benefit plan to improve consistency of benefits among participant groups and reduce the company's share of plan costs effective January 1, 2004.

Nicor Gas Company                                                      Page 33
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                  Pension benefits         Other benefits
                               ----------------------   ---------------------
                                 2003   2002    2001     2003    2002   2001
                               ------- ------  -------  ------- ------ ------

Service cost                    $ 7.4  $ 7.2   $ 6.5    $ 2.0    $ 1.5  $ 1.2
Interest cost                    16.3   16.5    16.4     11.1      9.9    8.4
Expected return on plan
 assets                         (28.7) (36.0)  (44.3)    (1.2)    (1.8)  (2.1)
Recognized net actuarial
 (gain) loss                      4.3      -    (7.4)     2.9      1.0      -
Amortization of unrecognized
 transition (asset) obligation      -   (1.0)   (3.8)     3.1      3.1    3.1
Amortization of prior
 service cost                      .7     .5      .6        -        -      -
                               ------ ------  -------  -------  ------ ------
Net periodic benefit
cost (credit)                   $   - $(12.8) $(32.0)  $ 17.9   $ 13.7 $ 10.6
                               ====== ======= =======  =======  ====== ======

Assumptions used to determine benefit obligations at October 1 included the following:

                                     Pension benefits      Other benefits
                                   -------------------  -------------------
                                      2003      2002       2003      2002
                                   --------- ---------  --------- ---------

Discount rate                         6.00%     6.75%      6.00%     6.75%
Rate of compensation increase         4.00      4.00       4.00      4.00

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

                                  Pension benefits         Other benefits
                               ----------------------   ---------------------
                                 2003   2002    2001     2003    2002   2001
                               ------- ------  -------  ------- ------ ------

Discount rate                    6.75%  7.25%   7.75%    6.75%   7.25%  7.75%
Expected return on assets        8.75   9.25    9.25     8.75    9.25   9.25
Rate of compensation increase    4.00   4.00    4.00     4.00    4.00   4.00

Nicor Gas establishes its expected return-on-asset assumption by considering projected 20-year returns for each investment asset category. Projected returns are calculated by an independent firm via a probability-based model. The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost.

Assumptions used to determine other benefit obligations at October 1 were as follows:

                                                 2003     2002
                                               -------- --------

Health care cost trend rate                      9.5%     11.0%
Rate to which the cost trend rate is assumed
 to decline (the ultimate rate)                  5.0%      5.0%
Years to reach ultimate rate                       4         4

Nicor Gas Company                                                      Page 34
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Assumptions used to determine other net benefit cost for the years ended December 31 were as follows:

                                                 2003     2002     2001
                                               -------- -------- --------

Health care cost trend rate - Pre-65             11.0%    10.0%     6.5%
Health care cost trend rate - Post-65            11.0%     7.5%     5.0%
Rate to which the cost trend rate is
 assumed to decline (the ultimate rate)           5.0%     5.0%     5.0%
Years to reach ultimate rate                        4        4        3

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):
                                                       One-percent
                                                  -----------------------
                                                    Increase    Decrease
                                                  ----------- -----------
Effect on total of service and interest cost
 components                                         $  1.4      $ (1.2)
Effect on benefit obligation                          18.8       (15.8)

The recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a prescription drug benefit as well as a federal subsidy to sponsors of certain retiree health care benefit plans. As allowed by FASB Staff Position No. 106-1, Nicor Gas has elected to defer reflecting the effects of the Act on the accumulated benefit obligation and net periodic postretirement benefit cost in these financial statements and accompanying notes. The company's deferral election expires upon the occurrence of any event that triggers a required remeasurement of plan assets or obligations, or upon the issuance of specific authoritative guidance on the accounting for the federal subsidy. Such guidance is pending and when issued could require the company to adjust previously reported information.

The company's investment objective relating to pension plan assets is to have a high probability of meeting its obligations without additional cash contributions. The company's investment strategy is to maintain an asset mix near its target asset allocation and to rebalance the portfolio monthly if the actual allocation deviates from the target by two or more percentage points. The following table sets forth the target allocation and actual percentage of plan assets by asset category:

                                          Target      Percentage of Plan
                                        Allocation    Assets at October 1
                                      ------------- -----------------------
Asset Category                             2004          2003       2002
-------------------                   ------------- ----------- -----------

Equity securities                          70%           70%         69%
Debt securities                            30            29          31
Real estate and other                       -             1           -
                                      ------------- ----------- -----------
Total                                     100%          100%        100%
                                      ============= =========== ===========

The company does not expect to contribute to its pension plan in 2004 and expects to contribute about $10 million to its other postretirement benefit plan in 2004.

Nicor Gas Company                                                      Page 35
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Nicor Gas also has a separate unfunded supplemental retirement plan. The supplemental retirement plan is noncontributory with defined benefits and plan costs of $.8 million, $.9 million and $.8 million in 2003, 2002 and 2001, respectively. The benefit obligation of the plan was $6.6 million and $6.2 million at December 31, 2003 and 2002, respectively.

The company also sponsors defined contribution plans covering substantially all domestic employees. These plans provide for employer matching contributions. The total cost of these plans was $4.4 million, $4.5 million and $3.9 million in 2003, 2002 and 2001, respectively.

10. DIVIDEND AND OTHER RESTRICTIONS

Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates. Dividends are allowed only to the extent of Nicor Gas' retained earnings balance. The balance of cash advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties.

11. OTHER INCOME (EXPENSE), NET

Other income (expense), net included the following (in millions):

                                               2003      2002     2001
                                             -------- --------- --------

Performance-based rate plan                   $    -   $ (4.1)  $ (14.8)
Interest income                                  1.5      2.7       4.3
Gains on sale of property, plant and
 equipment                                        .4      4.1       3.9
Other income                                      .9       .5       2.7
Other expense                                    (.8)     (.5)      (.4)
                                             -------- --------- --------
                                              $  2.0   $  2.7   $  (4.3)
                                             ======== ========= ========

12. RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the years ended December 31, 2003, 2002 and 2001 Nicor Gas had net charges to affiliates of $4.7 million, $2.1 million and $6.4 million, respectively.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the years ended December 31, 2003, 2002 and 2001, net charges to (from) Nicor Enerchange were $.1 million, $12.5 million and $(6.8) million, respectively.

Horizon Pipeline is a 50/50 joint venture between Nicor and Natural Gas Pipeline Company of America (NGPL) that operates, since mid-2002, a FERC regulated natural gas pipeline in northern Illinois. Horizon Pipeline charged Nicor Gas $10.4 million and $6.6 million for the years ended December 31, 2003 and 2002, respectively, for natural gas transportation under rates that have been accepted by FERC.

Nicor Gas Company                                                      Page 36
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Nicor Gas purchases engineering and corrosion services from Nicor Technologies, a subsidiary of Nicor. Nicor Gas was charged $4.4 million and $4.6 million for these services for the years ended December 31, 2003 and 2002, respectively.

13. GUARANTEES

Nicor Gas had outstanding letters of credit and surety bonds totaling approximately $5 million at December 31, 2003 and 2002. The letters of credit and surety bonds typically act as a guarantee of payment or performance to certain third parties in accordance with specified terms and conditions.

14. CONTRACTUAL OBLIGATIONS

As of December 31, 2003, Nicor Gas had contractual obligations with payments due as follows (in millions):
                                     Payments due by year
                       ----------------------------------------------------
                                                           After
                        2004   2005    2006   2007   2008   2008     Total
                       ------ ------  ------ ------ ------ ------ ---------

Purchase obligations   $602.6 $257.6  $114.8 $ 83.0 $ 79.2 $ 44.2 $ 1,181.4
Long-term debt              -      -    50.0      -   75.0  375.0     500.0
Operating leases           .7     .5      .4     .4     .3     .1       2.4
Other long-term
 obligations               .5     .5      .5     .5     .5    3.1       5.6
                       ------ ------  ------ ------ ------ ------ ---------
                       $603.8 $258.6  $165.7 $ 83.9 $155.0 $422.4 $ 1,689.4
                       ====== ======  ====== ====== ====== ====== =========

Purchase obligations consist primarily of natural gas transportation and storage contracts, and natural gas purchase agreements. Purchase obligations also include obligations to purchase natural gas at future market prices, calculated using December 31, 2003 NYMEX futures prices.

Operating leases are primarily for office space and equipment. Rental expense under operating leases was $1.3 million, $2.3 million and $1.5 million in 2003, 2002 and 2001, respectively. Other long-term obligations consist primarily of redeemable preferred stock.

15. CONTINGENCIES

The following contingencies of Nicor Gas are in various stages of investigation or disposition. Although in some cases the company is unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require the company to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period but is not expected to have a material adverse impact on Nicor Gas' liquidity or financial condition.

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

Nicor Gas Company                                                      Page 37
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.1 million liability at December 31, 2003. Included in such $24.1 million adjustments is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items results in a $2.8 million reimbursement the company is seeking as of December 31, 2003, pending resolution of the proceedings discussed below. The company has taken steps throughout 2003 to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

Nicor Gas Company                                                      Page 38
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO are jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of December 31, 2003.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the United States Securities and Exchange Commission (SEC) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

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

As of December 31, 2003, Nicor Gas had remaining an estimated liability of $21.9 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company, but believes that it has now collected the majority of such recoveries. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively.

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company's financial condition.

Nicor Gas Company                                                      Page 39
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800's and early to mid 1900's to produce manufactured gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency (IEPA) for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs which, based on industry experience, could be significant. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the ongoing cleanup of a former manufactured gas plant site in Oak Park, Illinois is inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

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

Other. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, and other matters. Although unable to determine the ultimate outcome of these other contingencies, management believes that it has recorded appropriate liabilities when reasonably estimable.

Nicor Gas Company                                                      Page 40
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (concluded)
----------------------------------------------------------

16. QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions).

                                               Quarter ended
                                   ----------------------------------------
                                    Mar. 31   June 30   Sept. 30   Dec. 31
                                   --------- --------- ---------- ---------
2003
----
    Operating revenues             $ 1,096.7 $   379.5 $    223.4 $   652.0
    Operating income                    50.4      26.4        6.2      35.5
    Net income (loss)                   41.5      18.5       (2.8)     25.8

2002
----
    Operating revenues             $   516.5 $   282.0 $    172.7 $   623.6
    Operating income                    38.2      30.1       34.0      41.3
    Net income                          32.6      20.9       25.8      29.8

Effective January 1, 2003, Nicor Gas began using the straight-line method for allocating annual depreciation to interim periods. Nicor Gas' 2002 results include depreciation allocated based upon the level of weather-normalized gas deliveries. While this change had a significant impact on quarterly results, it has no impact on depreciation for the full year. Had 2002 depreciation been allocated on a straight-line basis, it is estimated that depreciation expense would have been lower by approximately $22 million and $7 million in the first and fourth quarters of 2002, respectively, and higher by approximately $12 million and $17 million in the second and third quarters of 2002, respectively.

The fourth quarter of 2002 included the positive impact of a $9 million pretax mercury reserve adjustment and the negative impact of establishing a $4.1 million pretax loss contingency reserve related to the PBR plan review.

Nicor Gas Company                                                      Page 41
------------------------------------------------------------------------------

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

On May 3, 2002, Nicor Gas filed a Form 8-K announcing that its Board of Directors dismissed Arthur Andersen LLP and engaged Deloitte & Touche LLP as its new independent auditors. This disclosure has been previously reported.

Item 9A. Controls and Procedures
-------- -----------------------

Attached as exhibits 31.1 and 31.2 to this Annual Report are certifications of the company's CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This portion of our Annual Report on Form 10-K discloses the results of our evaluation of our disclosure controls and procedures as of December 31, 2003 referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Nicor Gas Company                                                      Page 42
------------------------------------------------------------------------------

Item 9A. Controls and Procedures (continued)
-------- -----------------------------------

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

The company carried out an evaluation under the supervision and with the participation of the company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation").

During the course of the Evaluation, the company's principal executive officer and principal financial officer took note of, and considered as part of the company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934), additional procedures performed and controls instituted by the company subsequent to the receipt of the D&T Letter (the "Additional Procedures") to supplement its internal controls in order to mitigate the effect of the weaknesses and deficiencies identified in the gas supply review and the D&T Letter and to prevent misstatements or omissions in its consolidated financial statements resulting from such factors. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the Evaluation, the company's

Nicor Gas Company                                                      Page 43
------------------------------------------------------------------------------

Item 9A. Controls and Procedures (concluded)
-------- -----------------------------------

Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, including the Additional Procedures, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The steps taken throughout 2003 to correct the weaknesses and deficiencies identified in the gas supply review and the D&T Letter constitute significant changes in internal controls over financial reporting in the fourth quarter of 2003. The company will continue to review and implement enhancements to improve the effectiveness of its disclosure controls and procedures and will take further actions as dictated by such continuing reviews.

Nicor Gas Company                                                      Page 44
------------------------------------------------------------------------------

PART III

Item 14. Principal Accountant Fees and Services
-------- --------------------------------------

The following is a summary of the fees billed to Nicor Gas by Deloitte & Touche LLP for professional services rendered for the years ended December 31, 2003 and 2002 (in millions):

   Fee Category                  2003 Fees      2002 Fees
  ----------------               ---------      ---------

  Audit Fees                       $  .5          $  1.4
  Audit-Related Fees                  .1               -
  Tax Fees                             -               -
  All Other Fees                       -               -
                                 ---------       --------
    Total Fees                     $  .6          $  1.4

Audit Fees. Consists of fees for professional services rendered for the audit of Nicor Gas' financial statements, review of the interim financial statements included in quarterly reports, and services in connection with statutory and regulatory filings and preparation of comfort letters for debt issues.

Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the performance of the audit of Nicor Gas' financial statements and are not reported under "Audit Fees." These services include employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Tax Fees. None.

All Other Fees. None.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee's policy is to pre-approve all audit and non-audit services provided by Deloitte & Touche LLP. On an ongoing basis, management of Nicor Gas defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of Deloitte & Touche LLP. On a periodic basis, Nicor Gas' management reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts. In 2003, all services provided by Deloitte & Touche LLP were approved in advance by the Committee.

Nicor Gas Company                                                      Page 45
------------------------------------------------------------------------------

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------- ----------------------------------------------------------------
(a) 1)   Financial Statements:

         See Item 8, Financial Statements and Supplementary Data, on page 19 filed herewith, for a list of financial statements.

    2)   Financial Statement Schedules:

         Schedule
          Number                                          Page
         --------                                         ----
                   Independent Auditors' Report            20
           II      Valuation and Qualifying Accounts       46

         Schedules other than those listed are omitted because they are not applicable.

    3)   Exhibits Filed:

         See Exhibit Index beginning on page 49 filed herewith.

(b) On November 21, 2003, Nicor Gas filed a Form 8-K, under Item 5, regarding a press release dated November 21, 2003 announcing key executive appointments.

         On December 2, 2003, Nicor Gas filed a Form 8-K, under Item 5, regarding the company's Registration Statement on Form S-3 (Registration No.333-65486).

         On December 5, 2003, Nicor Gas filed a Form 8-K, under Items 5 and 7, regarding a Prospectus Supplement dated December 4, 2003.

         On December 9, 2003, Nicor Gas filed a Form 8-K, under Item 7, regarding the company's Registration Statement on Form S-3 (Registration No.333-65486).

Nicor Gas Company                                                      Page 46
------------------------------------------------------------------------------

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

                                            Additions
                                    -----------------------
                       Balance at   Charged to Charged to              Balance
                       beginning    costs and    other                 at end
     Description       of period    expenses    accounts  Deductions  of period
---------------------- ----------   ---------- ---------- ----------  ---------

  2003
  ----
Allowance for
 uncollectible
 accounts receivable    $ 14.4        $ 29.8     $    -    $ 24.8 (a)   $ 19.4

Accrued mercury-related
 costs                    23.4             -          -       1.5 (b)     21.9


  2002
  ----
Allowance for
 uncollectible
 accounts receivable    $  9.6        $ 25.7     $    -    $ 20.9 (a)   $ 14.4

Accrued mercury-related
 costs                    37.0             -          -      13.6 (c)     23.4


  2001
  ----
Allowance for
 uncollectible
 accounts receivable    $ 13.4        $ 23.3     $    -    $ 27.1 (a)   $ 9.6

Accrued mercury-related
 costs                    78.0             -          -      41.0 (c)    37.0


(a)  Accounts receivable written off, net of recoveries.
(b)  Expenditures.
(c)  Expenditures and reserve reduction to reflect new estimate.

Nicor Gas Company                                                      Page 47
------------------------------------------------------------------------------

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Nicor Gas Company

Date  February 19, 2004                /s/ RICHARD L. HAWLEY
      -----------------                ---------------------
                                       Richard L. Hawley
                                       Executive Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2004.

           Signature                             Title
--------------------------------     -------------------------------

      /s/ RUSS M. STROBEL
      -------------------
        Russ M. Strobel              President and Chief Executive Officer
 (Principal Executive Officer)

     /s/ RICHARD L. HAWLEY
     ---------------------
       Richard L. Hawley             Executive Vice President and
 (Principal Financial Officer)       Chief Financial Officer

      /s/ JEFFREY L. METZ
      -------------------
        Jeffrey L. Metz              Vice President and Controller
 (Principal Accounting Officer)

ROBERT M. BEAVERS, JR.*              Director

BRUCE P. BICKNER*                    Director

JOHN H. BIRDSALL, III*               Director

THOMAS A. DONAHOE*                   Director

THOMAS L. FISHER*                    Director

JOHN E. JONES*                       Director

DENNIS J. KELLER*                    Director

WILLIAM A. OSBORN*                   Director

JOHN RAU*                            Director

JOHN F. RIORDAN*                     Director

PATRICIA A. WIER*                    Director

                                   * By   /s/ JEFFREY L. METZ
                                          -------------------
                                            Jeffrey L. Metz
                                           (Attorney-in-fact)

Nicor Gas Company                                                      Page 48
------------------------------------------------------------------------------

Supplemental Information
------------------------

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:

No annual report or proxy material has been sent to security holders as Nicor Gas is a wholly owned subsidiary of Nicor Inc.

Nicor Gas Company                                                      Page 49
------------------------------------------------------------------------------
Exhibit Index
-------------

Exhibit
Number                         Description of Document
-------      -----------------------------------------------------------------
  3.01     * Articles of Incorporation of the company.  (File No. 1-7296,
             Form 10-K for 1980, Exhibit 3-01.)

  3.02     * Amendment to Articles of Incorporation of the company.  (File
             No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

  3.03       By-Laws of the company as amended by the company's
             Board of Directors on January 15, 2004.

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

  4.03     * Supplemental Indenture, dated February 15, 1998,
             of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1997, Exhibit 4.19.)

  4.04     * Supplemental Indenture, dated February 1, 1999, of
             the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1998, Exhibit 4.19.)

  4.05     * Supplemental Indenture, dated February 1, 2001, of
             the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2000, Exhibit 4.17.)

  4.06     * Supplemental Indenture, dated May 15, 2001, of the
             company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 2001, Exhibit 4.01.)

  4.07     * Supplemental Indenture, dated August 15, 2001, of
             the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for September 2001, Exhibit 4.01.)

  4.08     * Supplemental Indenture, dated December 15, 2001,
             of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2001, Exhibit 4.20.)

  4.09 Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.

Nicor Gas Company                                                      Page 50
------------------------------------------------------------------------------
Exhibit Index (concluded)
-------------------------

Exhibit
Number                         Description of Document
-------      -----------------------------------------------------------------
  4.10       Supplemental Indenture, dated December 1, 2003, of the company to
             BNY Midwest Trust Company, Trustee, under Indenture dated as of
             January 1, 1954.

  4.11 Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.

 12.01       Computation of Consolidated Ratio of Earnings to Fixed Charges.

 18.01     * Preferability Letter regarding Change in Accounting of Interim
             Depreciation. (File No. 1-7296, Form 10-Q for March 2003,
             Exhibit 18.01.)

 23.01       Independent Auditors' Consent.

 24.01       Powers of Attorney.

 31.1        Rule 13a-14(a)/15d-14(a) Certification.

 31.2        Rule 13a-14(a)/15d-14(a) Certification.

 32.1        Section 1350 Certification.

 32.2        Section 1350 Certification.

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