Form 10-K/A
period 2003-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2004-03-02
CIK 110104

==============================================================================


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


==============================================================================

Nicor Gas Company                                                       Page i
------------------------------------------------------------------------------

INTRODUCTORY NOTE

This amendment to Northern Illinois Gas Company's (doing business as Nicor Gas Company (Nicor Gas)) Annual Report on Form 10-K initially filed with the Securities and Exchange Commission (SEC) on February 20, 2004, is being filed to reflect the reclassification of accrued future removal costs from accumulated depreciation to a noncurrent liability for periods prior to 2003. Nicor Gas' initial filing had classified only accrued future removal costs at December 31, 2003 as a noncurrent liability. Subsequent to Nicor Gas' initial filing, new guidance was issued to the utility industry indicating that accrued future removal costs for all periods presented should be reclassified to noncurrent liabilities. These reclassifications had no impact on the previously reported common equity or results of operations of Nicor Gas. In addition, subsequent to Nicor Gas' initial filing, the intervenors in the PBR proceeding, discussed beginning on pages 16 and 36, filed their rebuttal testimony. Nicor Gas has updated its Form 10-K to reflect such testimony.

Nicor Gas Company                                                      Page ii
------------------------------------------------------------------------------

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

Nicor Gas Company                                                       Page 1
------------------------------------------------------------------------------

PART I

Item 1. Business
------- --------

Northern Illinois Gas Company (doing business as Nicor Gas Company (Nicor Gas)), an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor Inc. (Nicor), a holding company. Certain terms used herein are defined in the glossary on page ii.

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

Nicor Gas Company                                                       Page 5
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations
        -------------------------

The purpose of this financial review is to explain changes in Nicor Gas' operating results and financial condition from 2001 to 2003 and to discuss business trends and uncertainties that might affect Nicor Gas. Certain terms used herein are defined in the glossary on page ii. The discussion is organized into five sections - Summary, Results of Operations, Financial Condition and Liquidity, Critical Accounting Estimates, and Factors That May Affect Business Performance.

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

In accordance with accounting guidance issued to the utility industry in late February 2004, the financial statements for all periods presented reflect the reclassification of accrued removal costs from accumulated depreciation to noncurrent liabilities. Accrued future removal costs approximated $670 million, $625 million and $575 million at December 31, 2003, 2002 and 2001, respectively. See the Notes to the Consolidated Financial Statements - Note 2 Other Accounting Changes - Asset retirement obligations for further information. These reclassifications had no impact on previously reported common equity or results of operations of Nicor Gas.

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million.

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

As described in the fourth paragraph of Note 2, accrued removal costs have been reclassified in the accompanying consolidated balance sheet as of December 31, 2002.



DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2004 (March 1, 2004 as to the fourth paragraph of Note 2 and the fifth and sixth sentences of the eighth paragraph of Note 15)

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

Nicor Gas Company                                                       Page 23
-------------------------------------------------------------------------------

Consolidated Balance Sheets
(millions)

                                                             December 31
                                                        --------------------
                                                           2003       2002
                                                        ---------  ---------
                Assets
                ------
Gas distribution plant, at cost                         $ 3,694.8  $ 3,558.1
   Less accumulated depreciation                          1,349.6    1,285.1
                                                        ---------  ---------
                                                          2,345.2    2,273.0
                                                        ---------  ---------

Current assets
   Cash and cash equivalents - affiliates                    97.5      115.3
   Cash and cash equivalents - other                         43.5       66.9
   Receivables, less allowances of $19.4 and
     $14.4, respectively                                    384.9      382.4
   Receivables - affiliates                                  24.4       10.7
   Gas in storage, at last-in, first-out cost               209.1       18.6
   Deferred income taxes                                     41.9       31.4
   Other                                                     27.5       12.2
                                                        ---------  ---------
                                                            828.8      637.5
                                                        ---------  ---------

Prepaid pension costs                                       177.1      177.1
Other assets                                                 66.6       82.2
                                                        ---------  ---------

                                                        $ 3,417.7  $ 3,169.8
                                                        =========  =========

    Capitalization and Liabilities
    ------------------------------
Capitalization
   Long-term obligations
     Long-term bonds and notes                          $   495.1  $   396.2
     Mandatorily redeemable preferred stock                   5.1          -
                                                        ---------  ---------
                                                            500.2      396.2
                                                        ---------  ---------

   Preferred stock
     Mandatorily redeemable preferred stock                     -        5.6
     Non-redeemable preferred stock                           1.4        1.4
                                                        ---------  ---------
                                                              1.4        7.0
                                                        ---------  ---------

   Common equity
     Common stock                                            76.2       76.2
     Paid-in capital                                        108.1      108.0
     Retained earnings                                      442.3      424.5
     Accumulated other comprehensive loss                    (1.5)       (.9)
                                                        ---------  ---------
                                                            625.1      607.8
                                                        ---------  ---------
                                                          1,126.7    1,011.0
                                                        ---------  ---------
Current liabilities
   Long-term obligations due within one year                   .5      100.5
   Short-term borrowings                                    575.0      315.0
   Accounts payable                                         307.8      461.7
   Accrued gas costs                                         47.0       67.3
   Accrued dividends payable                                 15.0       21.1
   Other                                                     31.5       51.4
                                                        ---------  ---------
                                                            976.8    1,017.0
                                                        ---------  ---------

Deferred credits and other liabilities
   Accrued removal costs                                    670.0      625.0
   Deferred income taxes                                    414.5      253.5
   Regulatory income tax liability                           48.4       62.2
   Unamortized investment tax credits                        35.6       37.5
   Other                                                    145.7      163.6
                                                        ---------  ---------
                                                          1,314.2    1,141.8
                                                        ---------  ---------

                                                        $ 3,417.7  $ 3,169.8
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
                                                  ==========  ==========

Estimated accrued removal costs were classified as a noncurrent liability at December 31, 2003 and 2002. See Note 2 Other Accounting Changes - Asset retirement obligations. The unamortized loss on reacquired debt and deferred environmental costs are classified in other noncurrent assets.

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

Nicor Gas continues its practice of accruing for future removal costs through depreciation, subject to cost-of-service utility rate regulation, even when a legal asset retirement obligation does not exist under FAS 143 or its fair value cannot be measured. Through December 31, 2003, the company had accrued and recovered about $670 million associated with the future removal of these long-lived assets. During 2003, in conjunction with the adoption of FAS 143, Nicor Gas reclassified accrued removal costs from accumulated depreciation to noncurrent liabilities.

In late February 2004, new guidance was issued to the utility industry indicating that accrued future removal costs for periods prior to 2003 must also be reclassified from accumulated depreciation to noncurrent liabilities. As a result, Nicor Gas' balance sheet at December 31, 2002 reflects the reclassification of $625 million of such costs. This reclassification had no impact on previously reported common equity or results of operations.

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

Nicor Gas Company                                                      Page 38
------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)
----------------------------------------------------------

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million.

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

Date    March 1, 2004                  /s/ RICHARD L. HAWLEY
      -----------------                ---------------------
                                       Richard L. Hawley
                                       Executive Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2004.

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

Nicor Gas Company                                                      Page 49
------------------------------------------------------------------------------
Exhibit Index
-------------

Exhibit
Number                         Description of Document
-------      -----------------------------------------------------------------
  3.01     * Articles of Incorporation of the company.  (File No. 1-7296,
             Form 10-K for 1980, Exhibit 3-01.)

  3.02     * Amendment to Articles of Incorporation of the company.  (File
             No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

  3.03     * By-Laws of the company as amended by the company's
             Board of Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

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

  4.09     * Supplemental Indenture, dated December 1, 2003, of the company to
             BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.09.)

Nicor Gas Company                                                      Page 50
------------------------------------------------------------------------------
Exhibit Index (concluded)
-------------------------

Exhibit
Number                         Description of Document
-------      -----------------------------------------------------------------
  4.10     * Supplemental Indenture, dated December 1, 2003, of the company to
             BNY Midwest Trust Company, Trustee, under Indenture dated as of
             January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit
             4.10.)

  4.11     * Supplemental Indenture, dated December 1, 2003, of the company to
             BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.11.)

 12.01     * Computation of Consolidated Ratio of Earnings to Fixed Charges.
             (File No. 1-7296, Form 10-K for 2003, Exhibit 12.01.)

 18.01     * Preferability Letter regarding Change in Accounting of Interim
             Depreciation. (File No. 1-7296, Form 10-Q for March 2003,
             Exhibit 18.01.)

 23.01       Independent Auditors' Consent.

 24.01     * Powers of Attorney. (File No. 1-7296, Form 10-K for 2003, Exhibit
             24.01.)

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