Form 10-Q
period 2004-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2004-04-30
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2004

                                       or

      [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 1-7296

                          NORTHERN ILLINOIS GAS COMPANY
                      (Doing business as Nicor Gas Company)
             (Exact name of registrant as specified in its charter)


               Illinois                                  36-2863847
       (State of Incorporation)                       (I.R.S. Employer
                                                    Identification Number)

           1844 Ferry Road
    Naperville, Illinois 60563-9600                    (630) 305-9500
  (Address of principal executive offices)    (Registrant's telephone number)

      The registrant meets the conditions set forth in General Instruction H(1)(a) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes [ ] No [X].

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, par value $5, outstanding at April 23, 2004, were 15,232,414 shares, all of which are owned by Nicor Inc.

Nicor Gas Company                                                       Page i
------------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements - (Unaudited) .............................. 1

         Consolidated Statements of Operations:
           Three months ended
           March 31, 2004 and 2003 ......................................... 2

         Consolidated Statements of Cash Flows:
           Three months ended
           March 31, 2004 and 2003 ......................................... 3

         Consolidated Balance Sheets:
           March 31, 2004 and 2003, and
           December 31, 2003 ............................................... 4

         Notes to the Consolidated Financial Statements .................... 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................13

   Item 4. Controls and Procedures .........................................20

Part II - Other Information

   Item 1. Legal Proceedings ...............................................21

   Item 6. Exhibits and Reports on Form 8-K ................................21

         Signature .........................................................22

         Exhibit Index .....................................................23





Glossary

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

Nicor Gas Company                                                       Page 1
------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following condensed unaudited consolidated financial statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's 2003 Annual Report on Form 10-K/A (Amendment No. 1).

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

Nicor Gas Company                                                       Page 2
------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions)

                                                           Three months ended
                                                               March 31
                                                          --------------------
                                                             2004       2003
                                                          ---------  ---------

Operating revenues (includes revenue taxes
   of $70.9 and $62.4, respectively)                      $ 1,035.1  $ 1,096.7
                                                          ---------  ---------

Operating expenses
   Cost of gas                                                792.2      862.9
   Operating and maintenance                                   63.3       58.5
   Depreciation                                                37.3       36.0
   Taxes, other than income taxes                              74.6       65.9
   Mercury-related costs (recoveries), net                      (.1)       (.3)
   Income taxes                                                20.6       23.3
                                                          ---------  ---------
                                                              987.9    1,046.3
                                                          ---------  ---------

Operating income                                               47.2       50.4
                                                          ---------  ---------

Other income (expense), net
   Interest income                                               .3         .5
   Other, net                                                   (.4)       (.3)
   Income taxes on other income                                  .1          -
                                                          ---------  ---------
                                                                  -         .2
                                                          ---------  ---------

Interest expense
   Interest on debt, net of amounts capitalized                 9.9        8.5
   Other                                                         .8         .6
                                                          ---------  ---------
                                                               10.7        9.1
                                                          ---------  ---------

Net income                                                     36.5       41.5

Dividends on preferred stock                                      -         .1
                                                          ---------  ---------

Earnings applicable to common stock                       $    36.5  $    41.4
                                                          =========  =========


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                       Page 3
------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                            Three months ended
                                                                  March 31
                                                            ------------------
                                                              2004       2003
                                                            --------   -------
Operating activities
   Net income                                               $  36.5    $ 41.5
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                             37.3      36.0
      Deferred income tax expense                               4.3       3.6
      Changes in:
        Receivables, less allowances                           (8.8)   (189.6)
        Gas in storage                                        201.1      13.0
        Deferred/accrued gas costs                             38.0     (93.3)
        Prepaid pension costs                                  (1.1)        -
        Other assets                                           16.0      18.3
        Accounts payable                                      (94.6)     34.2
        Temporary last-in, first-out liquidation              195.9     258.6
        Other liabilities                                       5.1      (9.6)
      Other                                                      .4        .3
                                                            --------   -------
   Net cash flow provided from operating activities           430.1     113.0
                                                            --------   -------

Investing activities
   Capital expenditures                                       (32.3)    (34.9)
                                                            --------   -------
   Net cash flow used for investing activities                (32.3)    (34.9)
                                                            --------   -------

Financing activities
   Short-term borrowings (repayments), net                   (519.0)   (125.0)
   Dividends paid                                             (15.0)    (21.1)
                                                            --------   -------
   Net cash flow used for financing activities               (534.0)   (146.1)
                                                            --------   -------

Net decrease in cash and cash equivalents                    (136.2)    (68.0)

Cash and cash equivalents, beginning of period                141.0     182.2
                                                            --------   -------

Cash and cash equivalents, end of period                    $   4.8   $ 114.2
                                                            ========   =======


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                       Page 4
------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                               March 31  December 31  March 31
                                                 2004       2003         2003
                                              ---------   ----------  --------
            Assets

Gas distribution plant, at cost                $ 3,719.2   $ 3,694.8 $ 3,589.9
   Less accumulated depreciation                 1,368.2     1,349.6   1,305.6
                                              ----------    --------  --------
                                                 2,351.0     2,345.2   2,284.3
                                              ----------    --------  --------

Current assets
   Cash and cash equivalents - affiliates              -        97.5      72.6
   Cash and cash equivalents - other                 4.8        43.5      41.6
   Receivables, less allowances of $27.3,
    $19.4 and $23.3, respectively                  410.4       384.9     572.8
   Receivables - affiliates                          7.7        24.4       9.9
   Gas in storage, at last-in, first-out
    (LIFO) cost                                      8.0       209.1       5.6
   Deferred gas costs                                  -           -      26.0
   Deferred income taxes                            40.5        41.9      30.9
   Other                                            17.2        27.5      10.2
                                              ----------    --------  --------
                                                   488.6       828.8     769.6
                                              ----------    --------  --------

Prepaid pension costs                              178.2       177.1     177.1
Other assets                                        60.3        66.6      66.5
                                              ----------    --------  --------

                                               $ 3,078.1   $ 3,417.7 $ 3,297.5
                                              ==========    ========  ========

        Capitalization and Liabilities

Capitalization
   Long-term obligations
    Long-term bonds and notes                    $ 494.9     $ 495.1   $ 396.3
    Mandatorily redeemable preferred stock           5.1         5.1         -
                                              ----------    --------  --------
                                                   500.0       500.2     396.3
                                              ----------    --------  --------

   Preferred stock
    Mandatorily redeemable preferred stock             -           -       5.6
    Non-redeemable preferred stock                   1.4         1.4       1.4
                                              ----------    --------  --------
                                                     1.4         1.4       7.0
                                              ----------    --------  --------

   Common equity
    Common stock                                    76.2        76.2      76.2
    Paid-in capital                                108.1       108.1     108.0
    Retained earnings                              465.7       442.3     450.9
    Accumulated other comprehensive
      income (loss)                                 (1.5)       (1.5)     (1.1)
                                              ----------    --------  --------
                                                   648.5       625.1     634.0
                                              ----------    --------  --------
                                                 1,149.9     1,126.7   1,037.3
                                              ----------    --------  --------

Current liabilities
   Long-term obligations due within one year          .5          .5     100.5
   Short-term borrowings                            56.0       575.0     190.0
   Accounts payable                                213.2       307.8     495.9
   Temporary LIFO liquidation                      195.9           -     258.6
   Accrued gas costs                                85.0        47.0         -
   Dividends payable                                13.0        15.0      15.1
   Other                                            40.2        31.5      48.8
                                              ----------    --------  --------
                                                   603.8       976.8   1,108.9
                                              ----------    --------  --------

Deferred credits and other liabilities
   Accrued future removal costs                    682.0       670.0     635.0
   Deferred income taxes                           417.5       414.5     257.5
   Regulatory income tax liability                  47.5        48.4      61.3
   Unamortized investment tax credits               34.9        35.6      37.0
   Other                                           142.5       145.7     160.5
                                              ----------    --------  --------
                                                 1,324.4     1,314.2   1,151.3
                                              ----------    --------  --------

                                               $ 3,078.1   $ 3,417.7 $ 3,297.5
                                              ==========    ========  ========

The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                       Page 5
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

The following notes should be read in conjunction with the financial statement notes included in the Nicor Gas 2003 Annual Report on Form 10-K/A (Amendment No.
1). Nicor Gas is a wholly owned subsidiary of Nicor Inc. (Nicor). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

1.   ACCOUNTING POLICIES

Gas in storage. Gas in storage inventory is carried at cost applying a last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between estimated replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

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

                                         March 31     December 31     March 31
                                            2004         2003           2003
                                        -----------  ------------   -----------

   Accrued future removal costs         $ (682.0)    $  (670.0)     $ (635.0)
   Deferred (accrued) gas cost             (85.0)        (47.0)         26.0
   Regulatory income tax liability         (47.5)        (48.4)        (61.3)
   Deferred environmental costs             31.8          37.0          39.1
   Unamortized losses on reacquired
      debt                                  20.7          20.9          18.8
   Other                                      .2             -             -
                                        -----------  ------------    ----------
                                        $ (761.8)    $  (707.5)      $ (612.4)
                                        ===========  ============    ==========

Deferred environmental costs and unamortized losses on reacquired debt are classified in other noncurrent assets. At December 31, 2003, accrued future removal costs for all periods presented were reclassified from accumulated depreciation to a noncurrent liability to conform to new guidance issued to the utility industry. Accrued future removal costs at March 31, 2003 have similarly been reclassified to conform to that presentation.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes due as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2004 and 2003 were $69.5 million and $61.5 million, respectively.

2.   NEW ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities. In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46(R), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R addresses the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R was effective for Nicor Gas on January 1, 2004, and had no impact on the company's financial position or results of operations.

Nicor Gas Company                                                       Page 6
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

3.   ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $95.5 million, $139 million and $164.2 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

4.   OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in millions):

                                                   Three months ended
                                                        March 31
                                                   ------------------
                                                      2004     2003
                                                   --------  --------

Interest income                                     $   .3    $   .5
Other income                                            .3        .1
Other expense                                          (.7)      (.4)
Related income tax benefit (expense)                    .1         -
                                                   --------  --------
                                                   $     -    $   .2
                                                   ========  ========

5.   COMPREHENSIVE INCOME

Total comprehensive income, as defined by FAS 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and was as follows (in millions):

                                                  Three months ended
                                                       March 31
                                                  ------------------
                                                     2004      2003
                                                  --------  --------

Net income                                        $  36.5   $  41.5
Net other comprehensive income
  (loss), after tax                                     -       (.2)
                                                   -------  --------
Total comprehensive income                        $  36.5   $  41.3
                                                  ========  ========

Net other comprehensive income (loss) consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

Nicor Gas Company                                                       Page 7
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor Gas' First Mortgage Bonds outstanding was $500 million at March 31, 2004 and December 31, 2003, and $450 million at March 31, 2003. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $546 million, $530 million and $487 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

7.    POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company's past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company's share of cost for most future retirees. The company's postretirement benefit costs have been considered in rate proceedings on the accrual basis.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                           Pension
                                           benefits      Other benefits
                                        --------------- ----------------
                                         2004    2003     2004     2003
                                        ------- ------- -------  -------

 Three months ended March 31
   Service cost                         $ 2.2   $  1.8  $   .6   $   .5
   Interest cost                          4.0      4.1     2.5      2.8
   Expected return on plan assets        (8.0)    (7.2)    (.2)     (.3)
   Recognized net actuarial loss           .5      1.1     1.2       .7
   Amortization of unrecognized
     transition obligation                  -        -       -       .8
   Amortization of prior service
     cost                                  .2       .2       -        -
                                        ------- ------- -------  -------
   Net periodic benefit cost (credit)   $(1.1)  $    -  $  4.1   $  4.5
                                        ======= ======= =======  =======

In 2003, the company amended the retiree health care plan as it applies to non-unionized employees to improve consistency of benefits among participant groups and reduce the company's share of plan costs effective January 1, 2004. The resultant cost reduction is reflected in the 2004 net periodic benefit costs presented above. In April 2004, the plan was amended to make cost-sharing changes for unionized employees. The impact of the April 2004 amendment is expected to be immaterial.

Nicor Gas Company                                                       Page 8
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

8.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three months ended March 31, 2004 and 2003, Nicor Gas had net charges to affiliates of $4.1 million and $3.7 million, respectively.

Nicor Solutions, a subsidiary of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.
For the three months ended March 31, 2004 and 2003, Nicor Gas recorded revenues of $35.1 million and $12.7 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three months ended March 31, 2004 and 2003, net charges (from) to Nicor Enerchange were $(8.3) million and $.6 million, respectively.

In the first quarter of 2004 and 2003, Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.7 million and $2.6 million, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission.

In each of the first quarters of 2004 and 2003, Nicor Technologies, a subsidiary of Nicor, charged Nicor Gas $.9 million for engineering and corrosion services.

9.   GUARANTEES

Nicor Gas had outstanding letters of credit and surety bonds totaling approximately $5 million at March 31, 2004 and 2003. The letters of credit and surety bonds typically act as a guarantee of payment or performance to certain third parties in accordance with specified terms and conditions.

Nicor Gas Company                                                       Page 9
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

10.   CONTINGENCIES

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.8 million liability at March 31, 2004. Included in such $24.8 million liability is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $2.8 million reimbursement the company is seeking as of March 31, 2004, pending resolution of the proceedings discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

Nicor Gas Company                                                      Page 10
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2004.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the United States Securities and Exchange Commission (SEC) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Nicor Gas Company                                                      Page 11
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 31 households.

As of March 31, 2004, Nicor Gas had remaining an estimated liability of $21.5 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company, but believes that it has now collected the majority of such recoveries. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively. Nicor Gas recovered approximately $.1 million and $.3 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in the first quarter of 2004 and 2003, respectively.

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

Nicor Gas Company                                                      Page 12
------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

Other. In a recent Illinois Supreme Court decision, the court affirmed the appellate court's decision to permit proceedings to move forward against Nicor Gas relating to a home explosion, which resulted in a fatality, allegedly caused by a faulty gas appliance connector installed by the homeowner. Although unable to determine the ultimate outcome of the above-referenced proceeding, the resolution is not expected to have a material adverse impact on the company's financial condition or results of operations. The company is unable to predict any potential operational impact of the Illinois Supreme Court decision on Nicor. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental and other matters. Although unable to determine the ultimate outcome of these other contingencies, management believes that it has recorded appropriate liabilities when reasonably estimable.

Nicor Gas Company                                                      Page 13
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 2003 Annual Report on Form 10-K/A (Amendment No. 1). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

Net income for the first quarter of 2004 decreased to $36.5 million from $41.5 million in the first quarter of 2003 due mainly to lower operating income. Operating income decreased $3.2 million in 2004 due primarily to higher operating and maintenance expenses ($4.8 million) and higher depreciation expense ($1.3 million), partially offset by lower income taxes ($2.7 million) and a slight increase in margin ($1.1 million).

Operating revenues. Operating revenues decreased to $1,035.1 million in the first quarter of 2004 from $1,096.7 million in 2003 due primarily to warmer weather (approximately $50 million). Revenues also decreased due to lower natural gas costs ($4.8 million), which are passed directly through to customers without markup subject to Illinois Commerce Commission (ICC) review.

Margin. Nicor Gas utilizes a measure it refers to as "margin" to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns only a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas excludes these items in evaluating performance. A reconciliation of gas distribution revenues and margin follows (in millions):

                                                 Three months ended
                                                       March 31
                                               ----------------------
                                                  2004        2003
                                               ----------   ---------

Revenues                                       $ 1,035.1    $ 1,096.7
Cost of gas                                       (792.2)      (862.9)
Revenue tax expense                                (69.5)       (61.5)
                                               ----------   ---------
Margin                                         $   173.4    $   172.3
                                               ==========   =========

Margin increased slightly in 2004 due primarily to increased natural gas deliveries unrelated to weather ($1.8 million) and increased customer finance and late payment charges ($1 million) related to higher amounts past due. These improvements were partially offset by smaller contributions from the Chicago Hub ($1 million) and the negative impact of warmer-than-normal weather in 2004 ($1.1 million). While 2003 volumes were higher than normal due to colder weather, there was no margin impact because Nicor Gas had hedged the impact of weather in the first quarter of 2003.

Nicor Gas Company                                                      Page 14
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating and maintenance expense. Operating and maintenance expense increased $4.8 million in the first quarter of 2004 to $63.3 million. The increase from the prior-year period was due primarily to higher bad debt expense ($4.3 million) and an increase to the estimated liability for legal defense costs related to the PBR plan review ($2.5 million). These negative factors were partially offset by the absence of weather protection expenses in 2004 ($1.4 million).

Interest expense. Interest expense for the three-month period ended March 31, 2004 increased $1.6 million to $10.7 million due to an increase in average borrowing levels and a slight increase in average interest rates.

Nicor Gas Company                                                      Page 15
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics

                                                          Three months ended
                                                                 March 31
                                                           -------------------
                                                              2004      2003
                                                           --------   -------
Operating revenues (millions)
   Sales
     Residential                                         $   720.0  $   765.8
     Commercial                                              158.0      171.9
     Industrial                                               22.7       26.8
                                                          ---------  ---------
                                                             900.7      964.5
                                                          ---------  ---------
   Transportation
     Residential                                               8.1        7.1
     Commercial                                               25.2       25.9
     Industrial                                               10.9       11.3
     Other                                                     5.1        5.1
                                                          ---------  ---------
                                                              49.3       49.4
                                                          ---------  ---------
   Other revenues
     Revenue taxes                                            70.9       62.4
     Environmental cost recovery                               6.6       15.7
     Chicago Hub                                               1.4        2.4
     Other                                                     6.2        2.3
                                                          ---------  ---------
                                                              85.1       82.8
                                                          ---------  ---------
                                                         $ 1,035.1  $ 1,096.7
                                                          =========  =========
Deliveries (Bcf)
   Sales
     Residential                                              99.9      107.6
     Commercial                                               21.6       23.4
     Industrial                                                3.2        3.7
                                                          ---------  ---------
                                                             124.7      134.7
                                                          ---------  ---------
   Transportation
     Residential                                               8.8        8.1
     Commercial                                               37.4       39.7
     Industrial                                               36.9       36.5
                                                          ---------  ---------
                                                              83.1       84.3
                                                          ---------  ---------
                                                             207.8      219.0
                                                          =========  =========
Customers at end of period (thousands)
   Sales
     Residential                                           1,759.0    1,748.9
     Commercial                                              115.8      111.0
     Industrial                                                7.4        7.1
                                                          ---------  ---------
                                                           1,882.2    1,867.0
                                                          ---------  ---------
   Transportation
     Residential                                             144.4      122.4
     Commercial                                               58.6       61.2
     Industrial                                                6.2        6.6
                                                          ---------  ---------
                                                             209.2      190.2
                                                          ---------  ---------
                                                           2,091.4    2,057.2
                                                          =========  =========
Other statistics
   Degree days                                               3,030      3,254
   Colder (warmer) than normal                                (2)%         6%
   Average gas cost per Mcf sold                            $ 6.30     $ 6.36

Nicor Gas Company                                                      Page 16
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, and natural gas purchasing and storage practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. As discussed in the 2003 Form 10-K/A (Amendment No. 1), the year-end gas in storage balance was higher than a year earlier due to an increased quantity of owned gas. Over the first and second quarters, positive cash flow generally occurs from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to reduce short-term debt to near zero during the second quarter. Net cash flow provided from operating activities increased $317.1 million to $430.1 million in the 2004 first quarter from $113 million in the year-earlier period due to changes in working capital items.

Financing activities. Nicor Gas maintains short-term line of credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of up to $500 million through September 2004. The company had $56 million of commercial paper borrowings outstanding at March 31, 2004. The company is in compliance with the covenants relating to its short-term line of credit agreements at March 31, 2004. The company expects that funding from commercial paper and related backup line of credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

CRITICAL ACCOUNTING ESTIMATES

See Management's Discussion and Analysis - Critical Accounting Estimates in the 2003 Annual Report on Form 10-K/A (Amendment No. 1) for a detailed discussion of the company's critical accounting policies.

FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

Weather. Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

In the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No such protection was in effect in the first quarter of 2004. It is estimated that a 100-degree-day variation from normal weather may affect Nicor Gas' net income by about $1 million. The company will continue to evaluate its coverage options to determine whether it wishes to purchase any external weather protection.

Labor negotiations. On April 7, 2004, Nicor Gas announced that the International Brotherhood of Electrical Workers Local 19 ratified a new five-year labor agreement which expires on February 28, 2009. This agreement covers approximately 1,500 physical and clerical employees of Nicor Gas.

Nicor Gas Company                                                      Page 17
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property sale. Property sale gains and losses vary from year-to-year depending upon property sales activity. The company continues to assess its ownership of real estate holdings and anticipates an increase in property sale activity in 2004.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.8 million

Nicor Gas Company                                                      Page 18
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

liability at March 31, 2004. Included in such $24.8 million liability is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $2.8 million reimbursement the company is seeking as of March 31, 2004, pending resolution of the proceedings discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2004.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the United States Securities and Exchange Commission (SEC) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive

Nicor Gas Company                                                      Page 19
------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Note 10 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Note 10 Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental and other matters. See the Notes to the Consolidated Financial Statements - Note 10 Contingencies.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. There has been no material change in the company's exposure to market risk since the filing of the 2003 Annual Report on Form 10-K/A (Amendment No. 1).

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor Gas. Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would," "project," "estimate," or similar phrases. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review and SEC and U.S. Attorney inquiries, and undue reliance should not be placed on such statements. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas prices; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, methods, judgments or estimates; performance of major suppliers and contractors; labor relations; and acts of terrorism. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor Gas undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

Nicor Gas Company                                                      Page 20
------------------------------------------------------------------------------
Item 4.    Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation").

In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Nicor Gas Company                                                      Page 21
------------------------------------------------------------------------------
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Management's Discussion and Analysis - Contingencies and the Notes to the Consolidated Financial Statements - Note 10 Contingencies, which are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

   (a) See Exhibit Index on page 23 filed herewith.

   (b) The company did not file a report on Form 8-K during the first quarter of 2004.

Nicor Gas Company                                                      Page 22
------------------------------------------------------------------------------
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Nicor Gas Company


  April 30, 2004                      /s/ JEFFREY L. METZ
  ---------------                     -----------------------------
     (Date)                           Jeffrey L. Metz
                                      Vice President and Controller

Nicor Gas Company                                                      Page 23
------------------------------------------------------------------------------
Exhibit Index

 Exhibit
  Number              Description of Document
----------      -----------------------------------------------------

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

   31.2         Rule 13a-14(a)/15d-14(a) Certification

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