Form 10-Q
period 2004-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2004-08-09
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2004

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 1-7296

                          NORTHERN ILLINOIS GAS COMPANY
                      (Doing business as Nicor Gas Company)
             (Exact name of registrant as specified in its charter)


            Illinois                                         36-2863847
    (State of Incorporation)                             (I.R.S. Employer
                                                      Identification Number)

      1844 Ferry Road
   Naperville, Illinois 60563-9600                         (630)305-9500
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, par value $5, outstanding at August 6, 2004, were 15,232,414 shares, all of which are owned by Nicor Inc.

Nicor Gas Company                                                         Page i
--------------------------------------------------------------------------------
Table of Contents

Part I - Financial Information

   Item 1. Financial Statements - (Unaudited) ................................ 1

           Consolidated Statements of Operations:
             Three and six months ended
             June 30, 2004 and 2003 .......................................... 2

           Consolidated Statements of Cash Flows:
             Six months ended
             June 30, 2004 and 2003 .......................................... 3

           Consolidated Balance Sheets:
             June 30, 2004 and 2003, and
             December 31, 2003 ............................................... 4

           Notes to the Consolidated Financial Statements .................... 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............................15

   Item 4. Controls and Procedures ...........................................24

Part II - Other Information

   Item 1. Legal Proceedings .................................................25

   Item 6. Exhibits and Reports on Form 8-K ..................................25

           Signature .........................................................26

           Exhibit Index .....................................................27




Glossary

Degree day........The extent to which the daily average temperature falls below
                  65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be about 6,000 degree days per year.
ICC...............Illinois Commerce Commission, the agency that regulates investor-owned Illinois utilities.
FERC..............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
Mcf, MMcf, Bcf....Thousand cubic feet, million cubic feet, billion cubic feet.
PBR...............Performance-based rate, a regulatory plan that provided economic incentives based on natural gas cost performance.

Nicor Gas Company                                                         Page 1
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

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

Nicor Gas Company                                                        Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions)

                                        Three months ended   Six months ended
                                             June 30              June 30
                                        ------------------   ------------------
                                          2004      2003       2004      2003
                                        --------  --------   --------  --------

Operating revenues (includes revenue
  taxes of $25.2, $24.6, $96.1 and
  $86.9, respectively)                   $ 338.4   $ 379.5   $1,373.5  $1,476.2
                                         -------  --------   --------  --------

Operating expenses
   Cost of gas                             200.5     241.0      992.7   1,103.9
   Operating and maintenance                54.5      54.7      117.8     113.1
   Depreciation                             37.4      36.0       74.6      72.1
   Taxes, other than income taxes           29.1      27.9      103.8      94.0
   Mercury-related costs (recoveries), net    .2     (17.4)        .1     (17.8)
   Income taxes                              2.9      10.9       23.5      34.2
                                         -------  --------   --------  --------
                                           324.6     353.1    1,312.5   1,399.5
                                         -------  --------   --------  --------
Operating income                            13.8      26.4       61.0      76.7
                                         -------  --------   --------  --------

Other income (expense), net
   Property sale gains                       5.5        .4        5.5        .4
   Interest income                            .4        .4         .7        .9
   Other, net                                  -        .1        (.4)      (.2)
   Income taxes on other income             (2.1)      (.3)      (2.0)      (.3)
                                         -------  --------    -------  --------
                                             3.8        .6        3.8        .8
                                         -------  --------    -------  --------

Interest expense
   Interest on debt, net of amounts
     capitalized                             8.4       8.1       18.3      16.6
   Other                                    (1.8)       .4       (1.0)       .9
                                         -------  --------    -------  --------
                                             6.6       8.5       17.3      17.5
                                         -------  --------    -------  --------

Net income                                  11.0      18.5       47.5      60.0

Dividends on preferred stock                   -        .1          -        .2
                                         -------  --------    -------  --------

Earnings applicable to common stock       $ 11.0    $ 18.4     $ 47.5    $ 59.8
                                         =======  ========    =======  ========


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                        Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                          Six months ended
                                                              June 30
                                                         -----------------
                                                            2004     2003
                                                         --------  -------
Operating activities
   Net income                                              $ 47.5   $ 60.0
   Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                           74.6     72.1
      Deferred income tax expense                             7.5      9.6
      Gain on sale of property, plant and equipment          (5.5)     (.4)
      Other noncash items                                      .8       .1
      Changes in:
       Receivables, less allowances                         198.5    107.8
       Gas in storage                                       193.7       .9
       Deferred/accrued gas costs                            (4.9)   (73.6)
       Prepaid pension costs                                 (2.2)       -
       Other assets                                         (20.3)    25.0
       Accounts payable                                      47.3    (96.5)
       Temporary last-in, first-out liquidation              77.8     18.0
       Other liabilities                                     (9.2)   (42.4)
                                                         --------  -------
   Net cash flow provided from operating activities         605.6     80.6
                                                         --------  -------

Investing activities
   Capital expenditures                                     (75.2)   (81.2)
   Net proceeds from the sale of property, plant,
    and equipment                                             7.2       .4
                                                         --------  -------
   Net cash flow used for investing activities              (68.0)   (80.8)
                                                         --------  -------

Financing activities
   Disbursements to retire long-term obligations              (.5)  (100.0)
   Short-term borrowings (repayments), net                 (575.0)    20.0
   Dividends paid                                           (28.0)   (36.2)
   Other financing activities                                   -      (.5)
                                                         --------  -------
   Net cash flow used for financing activities             (603.5)  (116.7)
                                                         --------  -------

Net decrease in cash and cash equivalents                   (65.9)  (116.9)

Cash and cash equivalents, beginning of period              141.0    182.2
                                                         --------  -------

Cash and cash equivalents, end of period                  $  75.1   $ 65.3
                                                         ========  =======


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                        Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                              June 30   December 31    June 30
                                               2004         2003        2003
                                            ----------  -----------  ----------
                  Assets
                  ------

Gas distribution plant, at cost             $ 3,753.8    $ 3,694.8    $ 3,622.6
   Less accumulated depreciation              1,384.2      1,349.6      1,319.7
                                            ----------  -----------  ----------
                                              2,369.6      2,345.2      2,302.9
                                            ----------  -----------  ----------

Current assets
   Cash and cash equivalents - affiliates           -         97.5         65.3
   Cash and cash equivalents - other             75.1         43.5            -
   Receivables, less allowances of $26.1,
    $19.4 and $22.5, respectively               201.8        384.9        277.3
   Receivables - affiliates                       9.0         24.4          8.0
   Gas in storage, at last-in, first-out
    (LIFO) cost                                  13.0        209.1         17.7
   Deferred gas costs                               -            -          6.3
   Deferred income taxes                         44.8         41.9         30.4
   Other                                         49.1         27.5         10.7
                                            ----------  -----------  ----------
                                                392.8        828.8        415.7
                                            ----------  -----------  ----------

Prepaid pension costs                           179.3        177.1        177.1
Other assets                                     63.8         66.6         60.0
                                            ----------  -----------  ----------

                                            $ 3,005.5    $ 3,417.7    $ 2,955.7
                                            ==========  ===========  ==========

      Capitalization and Liabilities
      ------------------------------

Capitalization
  Long-term obligations
    Long-term bonds                         $   495.0    $   495.1    $   396.4
    Mandatorily redeemable preferred stock        4.6          5.1            -
                                            ----------  -----------  ----------
                                                499.6        500.2        396.4
                                            ----------  -----------  ----------
  Preferred stock
    Mandatorily redeemable preferred stock          -            -          5.1
    Non-redeemable preferred stock                1.4          1.4          1.4
                                            ----------  -----------  ----------
                                                  1.4          1.4          6.5
                                            ----------  -----------  ----------
  Common equity
    Common stock                                 76.2         76.2         76.2
    Paid-in capital                             108.1        108.1        108.1
    Retained earnings                           476.8        442.3        469.3
    Accumulated other comprehensive
      income (loss), net                         (1.5)        (1.5)        (1.1)
                                            ----------  -----------  ----------
                                                659.6        625.1        652.5
                                            ----------  -----------  ----------
                                              1,160.6      1,126.7      1,055.4
                                            ----------  -----------  ----------

Current liabilities
  Long-term obligations due within one year        .5           .5           .5
  Short-term borrowings                             -        575.0        335.0
  Accounts payable                              355.1        307.8        365.2
  Temporary LIFO liquidation                     77.8            -         18.0
  Accrued gas costs                              42.1         47.0            -
  Dividends payable                                 -         15.0            -
  Other                                          21.7         31.5         21.1
                                            ----------  -----------  ----------
                                                497.2        976.8        739.8
                                            ----------  -----------  ----------

Deferred credits and other liabilities
  Accrued future removal costs                  694.0        670.0        645.0
  Deferred income taxes                         425.9        414.5        264.0
  Regulatory income tax liability                46.5         48.4         60.3
  Unamortized investment tax credits             34.2         35.6         36.5
  Other                                         147.1        145.7        154.7
                                            ----------  -----------  ----------
                                              1,347.7      1,314.2      1,160.5
                                            ----------  -----------  ----------

                                            $ 3,005.5    $ 3,417.7    $ 2,955.7
                                            ==========  ===========  ==========


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                         Page 5
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited)

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

                                            June 30     December 31    June 30
                                              2004         2003          2003
                                           ----------   ------------  ----------

   Accrued future removal costs             $ (694.0)      $ (670.0)   $ (645.0)
   Deferred (accrued) gas cost                 (42.1)         (47.0)        6.3
   Regulatory income tax liability             (46.5)         (48.4)      (60.3)
   Deferred environmental costs                 31.5           37.0        33.5
   Unamortized losses on reacquired debt        20.4           20.9        18.5
   Other noncurrent regulatory assets            1.2              -           -
   Other noncurrent regulatory liabilities      (2.2)             -           -
                                           ----------    -----------  ----------
                                            $ (731.7)      $ (707.5)   $ (647.0)
                                           ==========    ===========  ==========

Deferred environmental costs and unamortized losses on reacquired debt are classified in other noncurrent assets. At December 31, 2003, accrued future removal costs for all periods presented were reclassified from accumulated depreciation to a noncurrent liability to conform to new guidance issued to the utility industry. Accrued future removal costs at June 30, 2003 have similarly been reclassified to conform to that presentation.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and six months ended June 30, 2004 were $24.5 million and $94 million, respectively, and $23.9 million and $85.4 million, respectively, for the same periods ending June 30, 2003.

Income taxes. The company's effective income tax rate declined to 31 percent and 35 percent for the three and six months ended June 30, 2004, respectively, from 38 percent and 37 percent for the corresponding 2003 periods. The decline in 2004 was due principally to reduced projected income, which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income, and a favorable IRS settlement in the second quarter of 2004.

Nicor Gas Company                                                         Page 6
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

2.   NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Medicare Prescription Drug, Improvement and Modernization Act. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2). The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans. FSP FAS 106-2 provides guidance on accounting for the effects of the Act, including the potential subsidy, and requires public companies to reflect the impact by the third quarter of 2004 if determinable and significant. This requires an employer to determine whether the prescription drug benefits provided are actuarially equivalent to Medicare Part D, thereby making it eligible for a subsidy under the Act.

These financial statements and accompanying notes do not reflect the effects of FSP FAS 106-2. Without clarifying regulations, the company is unable to determine the extent to which its prescription drug benefits are actuarially equivalent. Any subsidy it might receive is not expected to have a significant impact on periodic post retirement health care costs or net income.

Consolidation of Variable Interest Entities. In December 2003, the FASB issued Interpretation 46(R), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R addresses the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R was effective for Nicor Gas on January 1, 2004, and had no impact on the company's financial position or results of operations.

3.   ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $46.4 million, $139 million and $57.4 million at June 30, 2004, December 31, 2003, and June 30, 2003,
respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

4.   OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in millions):

                                       Three months ended   Six months ended
                                             June 30            June 30
                                       ------------------   ------------------
                                          2004      2003      2004      2003
                                       ---------  -------   ---------  -------

   Gains on sale of property,
     plant and equipment                 $  5.5    $  .4     $   5.5    $   .4
   Interest income                           .4       .4          .7        .9
   Other income                              .2       .3          .5        .4
   Other expense                            (.2)     (.2)        (.9)      (.6)
   Related income tax benefit (expense)    (2.1)     (.3)       (2.0)      (.3)
                                       ---------  -------   ---------  --------
                                         $  3.8    $  .6     $   3.8    $   .8
                                       =========  =======   =========  ========

Nicor Gas Company                                                         Page 7
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding. The principal balance of Nicor Gas' First Mortgage Bonds outstanding was $500 million at June 30, 2004 and December 31, 2003, and $400 million at June 30, 2003. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $517 million, $530 million and $446 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

6.   COMPREHENSIVE INCOME

Total comprehensive income, as defined by FAS No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and was as follows (in millions):

                                 Three months ended     Six months ended
                                     June 30                June 30
                                 ------------------    ------------------
                                   2004      2003        2004     2003
                                 --------  --------    --------  --------
Net income                       $  11.0   $ 18.5      $  47.5   $  60.0
Other comprehensive income
  (loss), net of tax                   -       -             -       (.2)
                                 --------  --------    --------  --------
Total comprehensive income       $  11.0   $ 18.5      $  47.5   $  59.8
                                 ========  ========    ========  ========

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

Nicor Gas Company                                                         Page 8
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

                                           Pension
                                           benefits      Other benefits
                                        --------------- ----------------
                                         2004    2003     2004     2003
                                        ------- ------- -------  -------

 Three months ended June 30
   Service cost                         $ 2.2   $  1.8  $   .6   $   .5
   Interest cost                          3.9      4.1     2.5      2.8
   Expected return on plan assets        (7.9)    (7.2)    (.2)     (.3)
   Recognized net actuarial loss           .5      1.1     1.2       .7
   Amortization of unrecognized
     transition obligation                  -        -       -       .8
   Amortization of prior service
     cost                                  .2       .2       -        -
                                        ------- ------- -------  -------
   Net periodic benefit cost (credit)   $(1.1)  $    -  $  4.1   $  4.5
                                        ======= ======= =======  =======

 Six months ended June 30
   Service cost                         $ 4.5   $  3.7  $  1.2   $  1.0
   Interest cost                          7.9      8.2     5.1      5.6
   Expected return on plan assets       (15.9)   (14.4)    (.5)     (.6)
   Recognized net actuarial loss          1.0      2.2     2.3      1.5
   Amortization of unrecognized
     transition obligation                  -        -       -      1.5
   Amortization of prior service
     cost                                  .3       .3       -        -
                                        ------- ------- -------  -------
   Net periodic benefit cost (credit)   $(2.2)  $    -  $  8.1   $  9.0
                                        ======= ======= =======  =======

In 2003, the company amended the retiree health care plan as it applies to non-unionized employees to improve consistency of benefits among participant groups and reduce the company's share of plan costs effective January 1, 2004. The resultant cost reduction is reflected in the 2004 net periodic benefit costs presented above. In 2004, further cost-sharing amendments were made to the plan for all employees. The impact of the 2004 amendments is not expected to be material.

8.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three and six months ended June 30, 2004, Nicor Gas had net charges to affiliates of $3.9 million and $8.1 million, respectively. For the three and six months ended June 30, 2003, Nicor Gas had net charges to affiliates of $1.1 million and $4.5 million, respectively. Also, for the six months ended June 30, 2004, Nicor Gas recorded interest income of $.1 million from Nicor for funds advanced during the first quarter. There were no advances during the 2004 second quarter. For the three and six months ended June 30, 2003, Nicor Gas recorded interest income of $.2 million and $.5 million, respectively.

Nicor Solutions, a subsidiary of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the three and six months ended June 30, 2004, Nicor Gas recorded revenues of $14.4 million and $49.5 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers. For the three and six months ended June 30, 2003, such revenues were $10.8 million and $23.6 million, respectively.

Nicor Gas Company                                                         Page 9
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three and six months ended June 30, 2004, net charges from Nicor Enerchange were $3.3 million and $12.1 million, respectively, and for both the three and six months ended June 30, 2003, net charges to Nicor Enerchange were $1.6 million.

Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.6 million and $5.3 million for the three and six months ended June 30, 2004, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission. For the three and six months ended June 30, 2003, Horizon Pipeline charged Nicor Gas $2.5 million and $5.1 million, respectively, for this service.

Nicor Technologies, a subsidiary of Nicor, charged Nicor Gas $.9 million and $1.7 million for the three and six months ended June 30, 2004, for engineering and corrosion services. For the three and six months ended June 30, 2003, Nicor Gas was charged $1.2 million and $2.1 million, respectively.

9.   GUARANTEES AND INDEMNITIES

Financial guarantees. Nicor Gas had outstanding letters of credit and surety bonds totaling approximately $5 million at June 30, 2004. The letters of credit and surety bonds typically act as a guarantee of payment or performance to certain third parties in accordance with specified terms and conditions.

Indemnities. In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 10 Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote or the amount would be immaterial. As such, no liability has been recorded for these indemnifications.

Nicor Gas has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company, subject to certain limitations. It is not possible to estimate the maximum potential payment under these indemnifications.

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

Nicor Gas Company                                                        Page 10
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.8 million liability at June 30, 2004. Included in such $24.8 million liability is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $2.8 million reimbursement the company is seeking as of June 30, 2004, pending resolution of the proceedings discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

Nicor Gas Company                                                        Page 11
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

the appeal until the final disposition of the ICC proceedings. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (EKT), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the SEC investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. The company has recently obtained access to and reviewed this information. The company's management has determined this information does not affect the company's previously issued financial statements. In addition, the company's management has determined that no adjustment to the accrual for loss contingencies in the company's second quarter financial statements is required as a result of this information.

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this newly available information (which was not available to the independent counsel who prepared the Report) and recent re-interviews of certain Nicor Gas personnel indicate that certain Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company also will review any third party information the company obtains. The company has recently terminated four employees in connection with this matter.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2004.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the United States Securities and Exchange Commission (SEC) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the

Nicor Gas Company                                                        Page 12
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor Gas filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the Performance-Based Rate (PBR) Plan section set forth above. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

FERC Stipulation. On August 2, 2004, Nicor Gas entered into a settlement with the Federal Energy Regulatory Commission (FERC) that resolves an investigation by the Office of Market Oversight and Investigations involving the sharing of confidential storage information with one of Nicor Gas' interstate storage customers in violation of FERC's regulations. FERC's regulations prohibit the provision of undue preferences among customers. There was no evidence that Nicor Gas profited either directly or indirectly by communicating its storage information to its customer. Under the settlement, Nicor Gas will pay a civil penalty in the amount of $600,000, and will implement a compliance plan to prevent similar violations in the future. The June 30, 2004 financial statements include an accrual for this penalty.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 30 households.

As of June 30, 2004, Nicor Gas had remaining an estimated liability of $20.9 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company, but believes that it has now collected the majority of such recoveries. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively. Amounts recovered during the six months ended June 30, 2004 were immaterial.

Nicor Gas Company                                                        Page 13
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

Nicor Gas Company                                                        Page 14
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (concluded)

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

In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. Although unable to determine the ultimate outcome of these other contingencies, management believes that it has recorded appropriate liabilities when reasonably estimable.

Nicor Gas Company                                                        Page 15
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 2003 Annual Report on Form 10-K/A (Amendment No. 1). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas' results as reported for the second quarter and year-to-date periods of 2004 and 2003 (in millions):

                             Three months ended     Six months ended
                                  June 30                June 30
                            -------------------   -------------------
                             2004       2003        2004       2003
                            -------   ---------   --------   --------

Operating income            $  13.8    $  26.4    $  61.0     $  76.7
Net income                     11.0       18.5       47.5        60.0

Net income decreased for both the three and six months ended June 30, 2004. For the second quarter, the decrease was due mainly to the absence of recoveries relating to the mercury inspection and repair program in the 2003 quarter partially offset by an increase in property sale gains.

For the year-to-date period, the decline was due primarily to lower net mercury-related recoveries, higher operating and maintenance expenses, and the negative impact of warmer weather than in 2003, partially offset by increased property sale gains.

Operating revenues. Revenues decreased in the quarter and year-to-date periods of 2004 compared with a year ago due primarily to warmer weather. Revenues also decreased due to lower natural gas costs, which are passed directly through to customers without markup subject to Illinois Commerce Commission (ICC) review. Warmer weather decreased revenues by approximately $30 million and $80 million for the three and six months ended June 30, 2004, respectively. The revenue effect of lower natural gas costs was $14 million and $18 million for the three-month and six-month periods, respectively.

Nicor Gas Company                                                        Page 16
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Margin. Nicor Gas utilizes a measure it refers to as "margin" to evaluate the operating income impact of gas distribution revenues. Gas distribution revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee. These items often cause significant fluctuations in gas distribution revenues, and yet they have virtually no direct impact on gas distribution operating income. Therefore, Nicor Gas excludes these items in evaluating performance. A reconciliation of gas distribution revenues and margin follows (in millions):

                            Three months ended       Six months ended
                                June 30                  June 30
                            -------------------  -----------------------
                              2004      2003         2004       2003
                            --------  ---------  -----------  ----------

Revenues                    $ 338.4    $ 379.5    $ 1,373.5   $ 1,476.2
Cost of gas                  (200.5)    (241.0)      (992.7)   (1,103.9)
Revenue tax expense           (24.5)     (23.9)       (94.0)      (85.4)
                            --------  ---------  -----------  ----------
Margin                      $ 113.4    $ 114.6    $   286.8   $   286.9
                            ========  =========  ===========  ==========

For the quarter, margin decreased slightly due primarily to lower natural gas deliveries due to warmer weather (approximately $2.4 million) and lower average rates charged during the period ($1.1 million). These negative factors were partially offset by larger contributions from the Chicago Hub ($1.5 million) and increased natural gas deliveries unrelated to weather ($.7 million).

For the six-month period, gas distribution margin remained essentially unchanged. Positively impacting margin were increased natural gas deliveries unrelated to weather ($1.8 million), higher revenue tax administration fees ($.6 million), increased customer finance and late payment charges ($.6 million), and larger contributions from the Chicago Hub ($.5 million). These positive factors were offset by the negative impact of warmer weather than in 2003 (approximately $3.5 million).

Operating and maintenance expense. Operating and maintenance expense remained essentially unchanged at $54.5 million in the second quarter of 2004 versus $54.7 million in the 2003 quarter. The $4.7 million increase in the six-month period was due primarily to higher bad debt expense ($4.8 million), an increase to the estimated liability for legal defense costs related to the PBR plan review ($3 million), higher payroll costs ($2.1 million), and higher costs related to property and casualty insurance ($1.2 million). These negative factors were partially offset by the absence of expenses related to a 2003 service outage ($2 million), higher pension credits ($1.8 million), and the absence of weather protection expense in 2004 ($1.4 million).

Mercury-related costs (recoveries), net. In the second quarter of 2003, Nicor Gas recovered approximately $17.4 million of mercury-related costs, net of legal fees, from insurers and independent contractors.

Other income (expense), net. Other income (expense) increased $3.2 million in the second quarter of 2004 and $3 million in the year-to-date period 2004 primarily due to an increase in property sale gains ($3.1 million), net of tax.

Nicor Gas Company                                                        Page 17
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense. Interest on debt, net of amounts capitalized for the three months ended June 30, 2004 increased $.3 million, due primarily to the impact of higher effective interest rates, which was nearly offset by the impact of lower average borrowing levels. Other interest expense for the three months ended June 30, 2004 decreased $2.2 million, due primarily to lower estimated interest on income tax matters related to a favorable IRS settlement in 2004.

For the year-to-date period, interest expense, net of amounts capitalized increased $1.7 million, due primarily to the impact of higher effective interest rates, partially offset by the impact of lower average borrowing levels. Other interest expense for the year-to-date period decreased $1.9 million, due primarily to lower estimated interest expense on income tax matters.

Income taxes. The company's effective income tax rate declined to 31 percent and 35 percent for the three and six months ended June 30, 2004, respectively, from 38 percent and 37 percent for the corresponding 2003 periods. The decline in 2004 was due principally to reduced projected income, which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income, and a favorable IRS settlement in the second quarter of 2004.

Nicor Gas Company                                                        Page 18
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics


                                   Three months ended    Six months ended
                                         June 30              June 30
                                   ------------------   --------------------
                                     2004      2003        2004      2003
                                   --------  --------   ---------  ---------
Operating revenues (millions)
   Sales
    Residential                     $ 216.2   $ 250.5    $  936.2  $ 1,016.3
    Commercial                         48.3      53.0       206.3      224.9
    Industrial                          5.8       6.6        28.5       33.4
                                   --------  --------   ---------  ---------
                                      270.3     310.1     1,171.0    1,274.6
                                   --------  --------   ---------  ---------
   Transportation
    Residential                         5.0       4.7        13.1       11.8
    Commercial                         13.8      14.6        38.9       40.6
    Industrial                          9.4      10.0        20.3       21.3
    Other                               2.2       4.1         7.4        9.1
                                   --------  --------   ---------  ---------
                                       30.4      33.4        79.7       82.8
                                   --------  --------   ---------  ---------

   Other revenues
    Revenue taxes                      25.2      24.6        96.1       86.9
    Environmental cost recovery         3.3       4.0         9.9       19.7
    Chicago Hub                         2.6       1.1         4.0        3.5
    Weather insurance                     -         -           -       (3.5)
    Other                               6.6       6.3        12.8       12.2
                                   --------  --------   ---------  ---------
                                       37.7      36.0       122.8      118.8
                                   --------  --------   ---------  ---------
                                    $ 338.4   $ 379.5   $ 1,373.5  $ 1,476.2
                                   ========  ========   =========  =========

Deliveries (Bcf)
   Sales
    Residential                        24.9      28.4       124.9      136.0
    Commercial                          5.8       6.3        27.4       29.7
    Industrial                           .7        .8         3.9        4.5
                                   --------  --------   ---------   --------
                                       31.4      35.5       156.2      170.2
                                   --------  --------   ---------   --------
   Transportation
    Residential                         2.1       2.1        10.9       10.3
    Commercial                         12.3      13.4        49.7       53.1
    Industrial                         26.2      25.5        63.1       62.0
                                   --------  --------   ---------   --------
                                       40.6      41.0       123.7      125.4
                                   --------  --------   ---------   --------
                                       72.0      76.5       279.9      295.6
                                   ========  ========   =========   ========

Customers at end of period (thousands)
   Sales
    Residential                     1,769.5   1,740.7
    Commercial                        115.9     111.5
    Industrial                          7.4       7.1
                                   --------  --------
                                    1,892.8   1,859.3
                                   --------  --------
   Transportation
    Residential                       133.9     127.5
    Commercial                         57.3      59.2
    Industrial                          6.0       6.4
                                   --------  --------
                                      197.2     193.1
                                   --------  --------
                                    2,090.0   2,052.4
                                   ========  ========

Other statistics
   Degree days                          591       743       3,621      3,997
   Colder (warmer) than normal        (12)%       10%        (4)%         6%
   Average gas cost per Mcf sold     $ 6.28    $ 6.64      $ 6.30     $ 6.42

Nicor Gas Company                                                        Page 19
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, and natural gas purchasing and storage practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. Over the first and second quarters, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to reduce short-term debt to near zero during the second quarter. As discussed in the 2003 Form 10-K/A (Amendment No.
1), the 2003 year-end gas in storage balance was higher than a year earlier due to an increased quantity of owned natural gas.

In the fourth quarter of 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to future Internal Revenue Service review and approval. Decisions by taxing authorities may significantly impact the company's cash flow.

Investing activities. In June 2004, Nicor Gas realized net proceeds of $7.2 million on the sale of land.

Financing activities. Nicor Gas maintains short-term line of credit agreements with major domestic and foreign banks. These agreements, which serve as backup for the issuance of commercial paper, allow for borrowings of up to $500 million through September 2004. The company is currently in the process of establishing new revolving credit facilities to replace these agreements. The company had no commercial paper borrowings outstanding at June 30, 2004. The company is in compliance with the covenants relating to its short-term line of credit agreements at June 30, 2004. The company expects that funding from commercial paper and related backup line of credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

On June 29, 2004, Fitch Ratings (Fitch) downgraded Nicor Gas' First Mortgage Bonds from AA to AA-, and affirmed Nicor Gas' commercial paper at F1+.

Contractual obligations. In addition to the long-term debt obligations reported in the company's 2003 Annual Report on Form 10-K/A (Amendment No. 1), the company was obligated to make related interest payments as of December 31, 2003 as follows (in millions):

                                               Payments due by period
                                  ----------------------------------------------
                                              Less                       More
                                             Than 1    1-3      3-5     than 5
                                    Total     Year    years    years    years
                                  --------  -------  -------  -------  ---------

 Fixed interest
   on long-term debt               $ 432.1   $ 30.5   $ 60.8   $ 53.7    $ 287.1

Nicor Gas Company                                                        Page 20
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

In the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No such protection has been in effect since the first quarter of 2003. It is estimated that a 100-degree-day variation from normal weather may affect Nicor Gas' net income by about $1 million. The company continues to evaluate its coverage options to determine whether it wishes to purchase any external weather protection.

Operating and maintenance expenses. Operating and maintenance expenses at Nicor Gas have increased in recent years, and it is expected that they will continue to rise in the near future. As regulated by the ICC, base rates are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. These base rates are determined as part of a rate relief proceeding, the last of which was completed in 1996 for Nicor Gas. Nicor Gas has the option to seek ICC approval for a base rate increase through a rate relief proceeding, which generally takes about one year.

Labor negotiations. On April 7, 2004, Nicor Gas announced that the International Brotherhood of Electrical Workers Local 19 ratified a new five-year labor agreement which expires on February 28, 2009. This agreement covers approximately 1,500 physical and clerical employees of Nicor Gas.

Property sales. Property sale gains and losses vary from year-to-year depending upon property sales activity, and the company continues to assess its ownership of real estate holdings.

Nicor Gas Company                                                        Page 21
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in financial statements resulting in a $24.8 million liability at June 30, 2004. Included in such $24.8 million liability is a $4.1 million loss contingency. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $2.8 million reimbursement the company is seeking as of June 30, 2004, pending resolution of the proceedings

Nicor Gas Company                                                        Page 22
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report and, as noted above, seeks a reimbursement to Nicor Gas of approximately $2.8 million. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (EKT), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the SEC investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. The company has recently obtained access to and reviewed this information. The company's management has determined this information does not affect the company's previously issued financial statements. In addition, the company's management has determined that no adjustment to the accrual for loss contingencies in the company's second quarter financial statements is required as a result of this information.

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this newly available information (which was not available to the independent counsel who prepared the Report) and recent re-interviews of certain Nicor Gas personnel indicate that certain Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review

Nicor Gas Company                                                        Page 23
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company also will review any third party information the company obtains. The company has recently terminated four employees in connection with this matter.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2004.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the United States Securities and Exchange Commission (SEC) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor Gas filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the Performance-Based Rate (PBR) Plan section set forth above. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

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

FERC Stipulation. Nicor Gas entered into a settlement with the Federal Energy Regulatory Commission (FERC). Further information about this settlement is presented within the Notes to the Consolidated Financial Statements - Note 10 Contingencies - FERC Stipulation.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters.
See the Notes to the Consolidated Financial Statements - Note 10 Contingencies.

Nicor Gas Company                                                        Page 24
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

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

Nicor Gas Company                                                        Page 25
--------------------------------------------------------------------------------
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Management's Discussion and Analysis - Contingencies and the Notes to the Consolidated Financial Statements - Note 10 Contingencies, which are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

   (a)  See Exhibit Index on page 27 filed herewith.

   (b) On April 19, 2004, Nicor Gas filed a Form 8-K under Item 5, regarding a press release dated April 16, 2004 announcing updates on pending legal proceedings.

Nicor Gas Company                                                        Page 26
--------------------------------------------------------------------------------
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Nicor Gas Company



    August 9, 2004                   /s/ JEFFREY L. METZ
    -------------------             --------------------------
         (Date)                     Jeffrey L. Metz
                                    Vice President and Controller
                                    (Chief Accounting Officer)

Nicor Gas Company                                                        Page 27
--------------------------------------------------------------------------------
Exhibit Index

  Exhibit
  Number                 Description of Document
 ---------     -----------------------------------------------------------

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