Form 10-Q
period 2004-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2004-11-05
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2004

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, par value $5, outstanding at November 1, 2004, were 15,232,414 shares, all of which are owned by Nicor Inc.

Nicor Gas Company                                                        Page i
-------------------------------------------------------------------------------
Table of Contents

Part I -  Financial Information

   Item 1. Financial Statements - (Unaudited) ............................... 1

           Consolidated Statements of Operations:
           Three and nine months ended
           September 30, 2004 and 2003 ...................................... 2

           Consolidated Statements of Cash Flows:
           Nine months ended
           September 30, 2004 and 2003 ...................................... 3

           Consolidated Balance Sheets:
           September 30, 2004 and 2003, and
           December 31, 2003 ................................................ 4

           Notes to the Consolidated Financial Statements ................... 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..............................15

   Item 4. Controls and Procedures ..........................................24

Part II - Other Information

   Item 1. Legal Proceedings ................................................25

   Item 6. Exhibits .........................................................25

           Signature ........................................................26





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

Nicor Gas Company                                                        Page 2
-------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions)

                                         Three months ended   Nine months ended
                                            September 30         September 30
                                         ------------------  ------------------
                                           2004      2003       2004     2003
                                         -------   --------  --------  --------

Operating revenues (includes revenue
  taxes of $13.4, $11.4, $109.5 and
  $98.3, respectively)                   $ 226.9   $ 223.4   $1,600.4  $1,699.6
                                         -------  --------   --------  --------

Operating expenses
   Cost of gas                             118.4     117.6    1,111.1   1,221.5
   Operating and maintenance                55.2      51.4      173.0     164.5
   Depreciation                             37.2      35.6      111.8     107.6
   Taxes, other than income taxes           17.0      14.4      120.8     108.3
   Mercury-related costs (recoveries), net   (.3)        -        (.2)    (17.8)
   Income tax expense (benefit)             (3.7)     (1.8)      19.8      32.5
                                         -------  --------   --------  --------
                                           223.8     217.2    1,536.3   1,616.6
                                         -------  --------   --------  --------
Operating income                             3.1       6.2       64.1      83.0
                                         -------  --------   --------  --------

Other income (expense), net
   Property sale gains                         -         -        5.5        .4
   Interest income                            .1        .3         .8       1.1
   Other income                               .2        .1         .6        .6
   Other expense                            (2.0)      (.1)      (2.9)      (.7)
   Income taxes on other income               .7       (.1)      (1.3)      (.5)
                                         -------  --------   --------  --------
                                            (1.0)       .2        2.7        .9
                                         -------  --------   --------  --------

Interest expense
   Interest on debt, net of amounts
     capitalized                             8.7       8.6       27.0      25.1
   Other                                      .7        .6        (.4)      1.6
                                         -------  --------   --------  --------
                                             9.4       9.2       26.6      26.7
                                         -------  --------   --------  --------

Net income (loss)                           (7.3)     (2.8)      40.2      57.2

Dividends on preferred stock                   -         -          -        .2
                                         -------  --------   --------  --------

Earnings (loss) applicable to
   common stock                           $ (7.3)   $ (2.8)    $ 40.2    $ 57.0
                                         =======  ========   ========  ========


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                        Page 3
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                          Nine months ended
                                                             September 30
                                                         ------------------
                                                            2004      2003
                                                         --------   -------
Operating activities
   Net income                                              $ 40.2    $ 57.2
   Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                          111.8     107.6
      Deferred income tax expense                            10.0     133.5
      Gain on sale of fixed assets                           (5.5)      (.4)
      Other noncash items                                     1.4        .6
      Changes in:
       Receivables, less allowances                         241.3     185.9
       Gas in storage                                      (107.4)   (300.7)
       Deferred/accrued gas costs                            45.4     (48.7)
       Prepaid pension costs                                 (3.3)        -
       Other assets                                         (50.7)   (113.1)
       Accounts payable                                      84.0    (147.6)
       Other liabilities                                     (9.3)    (59.4)
                                                         --------   -------
   Net cash flow provided from (used for)
     operating activities                                   357.9    (185.1)
                                                         --------   -------

Investing activities
   Capital expenditures                                    (123.9)   (127.3)
   Net proceeds from the sale of fixed assets                 7.2        .4
                                                         --------   -------
   Net cash flow used for investing activities             (116.7)   (126.9)
                                                         --------   -------

Financing activities
   Disbursements to retire long-term obligations              (.5)   (100.0)
   Short-term borrowings (repayments), net                 (315.0)    375.0
   Dividends paid                                           (41.0)    (54.2)
   Other financing activities                                   -       (.6)
                                                         --------   -------
   Net cash flow provided from (used for)
    financing activities                                   (356.5)    220.2
                                                         --------   -------

Net increase (decrease) in cash and cash equivalents       (115.3)    (91.8)

Cash and cash equivalents, beginning of period              141.0     182.2
                                                         --------   -------

Cash and cash equivalents, end of period                  $  25.7    $ 90.4
                                                         ========   =======


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                        Page 4
-------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                        September 30  December 31  September 30
                                            2004         2003          2003
                                        ------------  -----------  ------------
                  Assets
                  ------

Gas distribution plant, at cost            $ 3,791.8    $ 3,694.8     $ 3,662.3
   Less accumulated depreciation             1,400.2      1,349.6       1,335.3
                                          ----------    ---------     ---------
                                             2,391.6      2,345.2       2,327.0
                                          ----------    ---------     ---------

Current assets
   Cash and cash equivalents - affiliates          -         97.5          83.1
   Cash and cash equivalents - other            25.7         43.5           7.3
   Receivables, less allowances of $21.8,
    $19.4 and $20.9, respectively              145.3        371.7         194.0
   Receivables - affiliates                      9.5         24.4           8.8
   Gas in storage, at last-in, first-out
     cost                                      314.5        209.1         319.3
   Deferred income taxes                        48.0         41.9          30.7
   Other                                        88.4         40.7         155.1
                                           ---------    ---------     ---------
                                               631.4        828.8         798.3
                                           ---------    ---------     ---------

Prepaid pension costs                          180.4        177.1         177.1
Other assets                                    68.5         66.6          65.8
                                           ---------    ---------     ---------

                                           $ 3,271.9    $ 3,417.7     $ 3,368.2
                                           =========    =========     =========

      Capitalization and Liabilities
      ------------------------------

Capitalization
  Long-term obligations
    Long-term bonds                        $   495.1     $  495.1     $   396.7
    Mandatorily redeemable preferred stock       4.6          5.1           5.0
                                           ---------    ---------     ---------
                                               499.7        500.2         401.7
                                           ---------    ---------     ---------
  Preferred stock
    Non-redeemable preferred stock               1.4          1.4           1.4
                                           ---------    ---------     ---------

  Common equity
    Common stock                                76.2         76.2          76.2
    Paid-in capital                            108.1        108.1         108.1
    Retained earnings                          443.5        442.3         431.5
    Accumulated other comprehensive
      income (loss), net                        (1.5)        (1.5)         (1.1)
                                           ---------    ---------     ---------
                                               626.3        625.1         614.7
                                           ---------    ---------     ---------
                                             1,127.4      1,126.7       1,017.8
                                           ---------    ---------     ---------

Current liabilities
  Long-term obligations due within one year       .5           .5            .5
  Short-term borrowings                        260.0        575.0         690.0
  Accounts payable                             388.6        304.6         314.6
  Accrued gas costs                             92.4         47.0          18.6
  Dividends payable                             13.0         15.0          17.0
  Other                                         32.9         44.7          37.4
                                           ---------    ---------     ---------
                                               787.4        986.8       1,078.1
                                           ---------    ---------     ---------

Deferred credits and other liabilities
  Accrued future removal costs                 694.4        660.0         650.0
  Deferred income taxes                        431.5        414.5         387.8
  Regulatory income tax liability               46.6         48.4          60.7
  Unamortized investment tax credits            34.1         35.6          36.0
  Other                                        150.5        145.7         137.8
                                           ---------    ---------     ---------
                                             1,357.1      1,304.2       1,272.3
                                           ---------    ---------     ---------

                                           $ 3,271.9    $ 3,417.7     $ 3,368.2
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

                                     September 30    December 31    September 30
                                         2004           2003            2003
                                     ------------    -----------    ------------

  Accrued future removal costs
        - Noncurrent                 $    (694.4)    $   (660.0)    $    (650.0)
        - Current                          (11.6)         (10.0)          (10.0)
  Accrued gas cost                         (92.4)         (47.0)          (18.6)
  Regulatory income tax liability          (46.6)         (48.4)          (60.7)
  Deferred environmental costs              34.3           37.0            39.0
  Unamortized losses on reacquired debt     20.1           20.9            18.3
  Other noncurrent regulatory assets         2.4              -               -
  Other noncurrent regulatory liabilities   (3.4)             -               -
                                     ------------    ------------   ------------
                                     $    (791.6)    $   (707.5)    $    (682.0)
                                     ============    ============   ============

Deferred environmental costs and unamortized losses on reacquired debt are classified in other noncurrent assets. At December 31, 2003, accrued future removal costs were reclassified from accumulated depreciation to a noncurrent liability to conform to new guidance issued to the utility industry. At September 30, 2004 a portion of the accrued future removal costs was reclassified from noncurrent to current liabilities. Accrued future removal costs for all periods presented have similarly been reclassified to conform to such presentation.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and nine months ended September 30, 2004 were $12.6 million and $106.6 million, respectively, and $10.7 million and $96 million, respectively, for the same periods ended September 30, 2003.

Income taxes. The company's effective income tax rate was 38 percent for both of the third quarters of 2004 and 2003, respectively, and 34 percent and 37 percent for the nine months ended September 30, 2004 and 2003, respectively. The decline in the year-to-date period of 2004 compared to the corresponding period of 2003 was due principally to reduced projected annual income, which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income, and a favorable IRS settlement in the second quarter of 2004.

Reclassifications. Certain reclassifications have been made to conform the prior year's financial statements to the current year's presentation.

Nicor Gas Company                                                        Page 6
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Accounting for Medicare Prescription Drug, Improvement and Modernization Act. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2). The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans. FSP FAS 106-2 provides guidance on accounting for the effects of the Act, including the potential subsidy, and requires public companies to reflect the impact by the third quarter of 2004 if determinable and significant. These financial statements and accompanying notes do not reflect the effects of the Act because the company estimates that any impact on 2004 periodic post retirement health care costs and net income would be minimal.

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

2.   SHORT-TERM DEBT

In September 2004, Nicor Inc. and Nicor Gas established two new revolving credit facilities with major domestic and foreign banks. These new facilities consist of a $500 million, 3-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2005, available to Nicor Gas. The company had $260 million of commercial paper borrowings outstanding at September 30, 2004. The company is in compliance with the covenants relating to its credit facilities at September 30, 2004.

3.   ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $44 million, $139 million and $55 million at September 30, 2004, December 31, 2003, and September 30, 2003, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas' First Mortgage Bonds outstanding was $500 million, $500 million and $400 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $534 million, $530 million and $437 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Nicor Gas Company                                                        Page 7
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. The net fair value of these instruments was $46 million, $12 million and $(5) million at September 30, 2004, December 31, 2003 and September 30, 2003. These financial instruments relate to hedging of natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review.

5.   COMPREHENSIVE INCOME

Total comprehensive income (loss), as defined by FAS No. 130, Reporting Comprehensive Income, is equal to net income (loss) plus other comprehensive income (loss) and was as follows (in millions):

                                   Three months ended       Nine months ended
                                      September 30             September 30
                                   ------------------       ------------------
                                     2004      2003           2004     2003
                                   --------  --------       --------  --------
Net income (loss)                  $  (7.3)  $  (2.8)       $  40.2   $  57.2
Other comprehensive income
(loss), net of tax                       -         -              -       (.2)
                                   --------  --------       --------  --------
Total comprehensive income (loss)  $  (7.3)  $  (2.8)       $  40.2   $  57.0
                                   ========  ========       ========  ========

Net other comprehensive income (loss) consists primarily of unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

6.    POSTRETIREMENT BENEFITS

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

Nicor Gas Company                                                        Page 8
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

                                              Pension
                                              benefits      Other benefits
                                           ---------------  ---------------
                                             2004    2003     2004    2003
                                           ------- -------  ------- -------

      Three months ended September 30
       Service cost                        $  2.2  $  1.8   $   .6  $   .5
       Interest cost                          3.9     4.1      2.5     2.8
       Expected return on plan assets        (7.9)   (7.2)     (.2)    (.3)
       Recognized net actuarial loss           .5     1.1      1.2      .7
       Amortization of unrecognized
        transition obligation                   -       -        -      .8
       Amortization of prior service
        cost                                   .2      .2        -       -
                                           ------- -------- ------- -------
       Net periodic benefit cost (credit)  $ (1.1) $    -   $  4.1  $  4.5
                                           ======= ======== ======= =======

      Nine months ended September 30
       Service cost                        $  6.7   $ 5.5   $  1.8  $  1.5
       Interest cost                         11.8    12.3      7.6     8.4
       Expected return on plan assets       (23.8)  (21.5)     (.7)    (.9)
       Recognized net actuarial loss          1.5     3.2      3.4     2.2
       Amortization of unrecognized
        transition obligation                   -       -        -     2.3
       Amortization of prior service
        cost                                   .5      .5       .1       -
                                           ------- -------  ------- -------
       Net periodic benefit cost (credit)  $ (3.3) $    -   $ 12.2  $ 13.5
                                           ======= =======  ======= =======

In 2003, the company amended the retiree health care plan as it applies to non-unionized employees to improve consistency of benefits among participant groups and reduce the company's share of plan costs effective January 1, 2004. The resultant ongoing cost reduction is reflected in the 2004 net periodic benefit costs presented above. In 2004, further cost-sharing amendments were made to the plan for all employees. The impact of the 2004 amendments is not expected to be material.

7.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three and nine months ended September 30, 2004, Nicor Gas had net charges to affiliates of $1.9 million and $9.9 million, respectively. For the three and nine months ended September 30, 2003, Nicor Gas had net charges (from) to affiliates of $(1.7) million and $2.8 million, respectively. Also, for the nine months ended September 30, 2004, Nicor Gas recorded interest income of $.1 million from Nicor for funds advanced during the first quarter. There were no advances during the 2004 second and third quarters. For the three and nine months ended September 30, 2003, Nicor Gas recorded interest income from Nicor of $.2 million and $.7 million, respectively.

Nicor Solutions, a subsidiary of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the three and nine months ended September 30, 2004, Nicor Gas recorded revenues of $7.3 million and $56.7 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers. For the three and nine months ended September 30, 2003, such revenues were $6.1 million and $29.7 million, respectively.

Nicor Gas Company                                                        Page 9
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three and nine months ended September 30, 2004, net charges (from) to Nicor Enerchange were $(4.7) million and $(16.8) million, respectively, and for the three and nine months ended September 30, 2003, net charges (from) to Nicor Enerchange were $(.2) million and $1.4 million, respectively.

Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.6 million and $7.8 million for the three and nine months ended September 30, 2004, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission. For the three and nine months ended September 30, 2003, Horizon Pipeline charged Nicor Gas $2.6 million and $7.7 million, respectively, for this service.

Nicor Technologies, a subsidiary of Nicor, charged Nicor Gas $1.1 million and $2.9 million for the three and nine months ended September 30, 2004, for engineering and corrosion services. For the three and nine months ended September 30, 2003, Nicor Gas was charged $1.2 million and $3.3 million, respectively.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

8.   GUARANTEES AND INDEMNITIES

Financial guarantees. Nicor Gas had outstanding letters of credit and surety bonds totaling approximately $5 million at September 30, 2004. The letters of credit and surety bonds typically act as a guarantee of payment or performance to certain third parties in accordance with specified terms and conditions.

Indemnities. In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 9 Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote or the amount would be immaterial. No liability has been recorded for these indemnifications.

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

9.   CONTINGENCIES

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2004, pending resolution of the proceedings discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.

Nicor Gas Company                                                       Page 11
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1.0 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (EKT), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the SEC investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. The company continues to obtain access to and review this information. Review of additional information completed in the third quarter of 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel indicates that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company also will review any third party information the company obtains. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2004.

Nicor Gas Company                                                       Page 12
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

SEC and U.S. Attorney Inquiries. In 2002, the staff of the United States Securities and Exchange Commission (SEC) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor Gas filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the Performance-Based Rate (PBR) Plan section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the newly available additional sources of information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

FERC Stipulation. On August 2, 2004, Nicor Gas entered into a settlement with the Federal Energy Regulatory Commission (FERC) that resolves an investigation by the Office of Market Oversight and Investigations involving the sharing of confidential storage information with one of Nicor Gas' interstate storage customers in violation of FERC's regulations. FERC's regulations prohibit the provision of undue preferences among customers. There was no evidence that Nicor Gas profited either directly or indirectly by communicating its storage information to its customer. Under the settlement, Nicor Gas paid a civil penalty in the amount of $600,000, and will implement a compliance plan to prevent similar violations in the future.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 29 households.

As of September 30, 2004, Nicor Gas had remaining an estimated liability of $20.4 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas Company                                                       Page 13
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (continued)

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively. Amounts recovered during the nine months ended September 30, 2004 were immaterial. On October 25, 2004 the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and against various insurers in the amount of $10.2 million with respect to one of Nicor's mercury-related insurance claims. The judgment is subject to appeal, and the insurers have indicated their intention to appeal the judgment.

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

Nicor Gas Company                                                       Page 14
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (Unaudited) (concluded)

Other. In a recent Illinois Supreme Court decision, the court affirmed the appellate court's decision to permit proceedings to move forward against Nicor Gas relating to a home explosion, which resulted in a fatality, allegedly caused by a faulty gas appliance connector installed by the homeowner. Although unable to determine the ultimate outcome of the above referenced proceeding, the resolution is not expected to have a material adverse impact on the company's financial condition or results of operations. The company is unable to predict any potential operational impact of the Illinois Supreme Court decision on Nicor.

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

10.   RATE PROCEEDING

On November 4, 2004, Nicor Gas filed with the ICC for an overall increase in rates of approximately $83.3 million (or about 16.5 percent of base rates revenue). The company is seeking a rate of return on original-cost rate base of
9.34 percent, which reflects an 11.37 percent cost of common equity. The requested rate increase is needed to recover higher operating costs and increased capital investments. Nicor Gas has not raised base rates since 1996. The ICC normally has 11 months to complete its review of the filing and to issue an order.

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

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas' results as reported for the third-quarter and year-to-date periods of 2004 and 2003 (in millions):

                             Three months ended      Nine months ended
                                 September 30            September 30
                             -------------------     -------------------
                               2004       2003         2004        2003
                             --------   --------     --------    -------

Operating income              $  3.1    $  6.2        $ 64.1     $ 83.0
Net income (loss)               (7.3)     (2.8)         40.2       57.2

The net loss of $7.3 million in the third quarter of 2004 compared to a net loss of $2.8 million in the 2003 third quarter was due primarily to higher operating and maintenance expenses ($2.3 million), lower natural gas deliveries due to warmer weather (approximately $1.3 million), a reduction in revenue related to performance-based rates (PBR) plan ($1.1 million) and higher depreciation expense ($1 million). These negative factors were partially offset by an increase in natural gas deliveries unrelated to weather ($1.4 million).

For the year-to-date periods, the $17 million decrease in net income for the nine-month period was due primarily to decreased insurance recoveries relating to the mercury inspection and repair program ($10.6 million, net of recovery costs), the negative impact of warmer weather than in 2003 (approximately $5.6 million), higher operating and maintenance expenses ($5.1 million), and higher depreciation expense ($2.5 million). These negative factors were partially offset by an increase in property sale gains ($3.1 million) and an increase in natural gas deliveries unrelated to weather ($2.5 million).

Operating revenues. Revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup subject to Illinois Commerce Commission (ICC) review. For the third quarter of 2004 compared with a year ago, revenues increased slightly due primarily to higher natural gas prices ($10 million), higher revenue taxes ($3 million) and an increase in natural gas deliveries unrelated to weather (approximately $2 million). These positive items were partially offset by the effect of warmer weather than in 2003 (approximately $12 million). For the year-to-date period of 2004 compared with a year ago, revenues decreased $99.2 million due primarily to the effect of warmer weather than in 2003 (approximately $93 million), an increase in customers utilizing only transportation services (approximately $21 million), decreased recoveries of environmental cleanup costs ($10 million) and lower natural gas prices ($9 million). These negative factors were partially offset by higher revenue taxes ($18 million) and an increase in natural gas deliveries unrelated to weather (approximately $13 million).

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

                             Three months ended        Nine months ended
                                September 30             September 30
                             ------------------       --------------------
                               2004       2003           2004        2003
                             -------    -------       ---------   --------

Revenues                     $ 226.9    $ 223.4       $ 1,600.4   $1,699.6
Cost of gas                   (118.4)    (117.6)       (1,111.1)  (1,221.5)
Revenue tax expense            (12.6)     (10.7)         (106.6)     (96.0)
                             -------   --------       ---------   --------
Margin                       $  95.9    $  95.1       $   382.7   $  382.1
                             =======   ========       =========   ========

For the quarter, margin increased $.8 million due primarily to increased natural gas deliveries unrelated to weather (approximately $2 million) and larger contributions from the Chicago Hub ($.7 million), partially offset by lower natural gas deliveries due to warmer weather (approximately $2.1 million).

For the nine-month period, margin increased $.6 million due primarily to increased natural gas deliveries unrelated to weather (approximately $3 million), larger contributions from the Chicago Hub ($1.2 million), higher revenue tax administration fees ($.7 million) and higher average rates charged during the period ($.7 million). These positive factors were offset by the negative impact of warmer weather than in 2003 (approximately $5.7 million).

Operating and maintenance expense. Operating and maintenance expense increased $3.8 million to $55.2 million in the third quarter of 2004 from $51.4 million in the 2003 third quarter due to an increase to the estimated liability for legal defense costs related to the PBR plan review ($2.4 million), an adjustment related to customer reimbursements ($1.1 million) and higher payroll costs ($1 million). These negative factors were partially offset by lower bad debt expense for the quarter as compared to 2003 ($2.4 million).

For the year-to-date periods, operating and maintenance expense increased $8.5 million to $173 million in 2004 from $164.5 million in 2003. This increase was due to an increase in legal defense costs related to the PBR plan review ($5.4 million), higher payroll costs ($3.2 million), higher bad debt expense ($2.4 million) and adjustments related to customer reimbursements ($1.8 million). These negative factors were partially offset by higher pension credits ($2.3 million) and the absence of expenses related to a 2003 service outage ($2 million).

Mercury-related costs (recoveries), net. In the second quarter of 2003, Nicor Gas recovered approximately $17.4 million of mercury-related costs, net of legal fees, from insurers and independent contractors. Recoveries since then have been insignificant.

Nicor Gas Company                                                       Page 17
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense), net. Other income (expense) decreased $1.2 million in the third quarter of 2004 compared to the third quarter of 2003 due primarily to the additional loss from the PBR plan recorded in the third quarter of 2004 ($1.1 million, net of tax). Other income (expense) increased $1.8 million in the year-to-date period 2004 compared to the year-to-date period 2003 due primarily to the increase in property sale gains ($3.1 million, net of tax) partially offset by the additional loss from the PBR plan recorded in the third quarter of 2004 ($1.1 million, net of tax).

Income taxes. The company's effective income tax rate was 38 percent for both of the third quarters of 2004 and 2003, respectively, and 34 percent and 37 percent for the nine months ended September 30, 2004 and 2003, respectively. The decline in the year-to-date period of 2004 compared to the corresponding period of 2003 was due principally to reduced projected annual income, which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income, and a favorable IRS settlement in the second quarter of 2004.

Nicor Gas Company                                                    Page 18
----------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics


                                   Three months ended    Nine months ended
                                      September 30          September 30
                                   ------------------   --------------------
                                     2004      2003        2004      2003
                                   --------  --------   ---------  ---------
Operating revenues (millions)
   Sales
    Residential                     $ 143.0   $ 142.0    $1,079.2  $ 1,158.2
    Commercial                         30.6      31.2       236.9      256.2
    Industrial                          3.6       4.3        32.1       37.7
                                   --------  --------   ---------  ---------
                                      177.2     177.5     1,348.2    1,452.1
                                   --------  --------   ---------  ---------
   Transportation
    Residential                         4.1       3.9        17.2       15.7
    Commercial                         11.8      11.0        50.7       51.5
    Industrial                         10.9      11.1        31.2       32.5
    Other                               1.8       1.3         9.2       10.4
                                   --------  --------   ---------  ---------
                                       28.6      27.3       108.3      110.1
                                   --------  --------   ---------  ---------

   Other revenues
    Revenue taxes                      13.4      11.4       109.5       98.3
    Environmental cost recovery         2.1       2.4        11.9       22.1
    Chicago Hub                         1.7       1.1         5.8        4.6
    Weather insurance                     -         -           -       (3.5)
    Other                               3.9       3.7        16.7       15.9
                                   --------  --------   ---------  ---------
                                       21.1      18.6       143.9      137.4
                                   --------  --------   ---------  ---------
                                    $ 226.9   $ 223.4   $ 1,600.4  $ 1,699.6
                                   ========  ========   =========  =========

Deliveries (Bcf)
   Sales
    Residential                        13.4      14.3       138.2      150.3
    Commercial                          3.1       3.5        30.5       33.2
    Industrial                           .3        .5         4.3        5.1
                                   --------  --------   ---------   --------
                                       16.8      18.3       173.0      188.6
                                   --------  --------   ---------   --------
   Transportation
    Residential                         1.0       1.0        11.9       11.2
    Commercial                          9.2       8.7        58.9       61.8
    Industrial                         25.2      27.8        88.3       89.8
                                   --------  --------   ---------   --------
                                       35.4      37.5       159.1      162.8
                                   --------  --------   ---------   --------
                                       52.2      55.8       332.1      351.4
                                   ========  ========   =========   ========

Customers at end of period (thousands)
   Sales
    Residential                     1,765.6   1,726.9
    Commercial                        114.3     111.4
    Industrial                          7.2       7.0
                                   --------  --------
                                    1,887.1   1,845.3
                                   --------  --------
   Transportation
    Residential                       134.3     138.9
    Commercial                         58.4      58.3
    Industrial                          6.0       6.3
                                   --------  --------
                                      198.7     203.5
                                   --------  --------
                                    2,085.8   2,048.8
                                   ========  ========

Other statistics
   Degree days                           51        97       3,672      4,094
   Colder (warmer) than normal        (28)%       37%        (4)%         7%
   Average gas cost per Mcf sold     $ 6.87    $ 6.31      $ 6.35     $ 6.41

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

Investing activities. In the second quarter of 2004, Nicor Gas realized net proceeds of $7.2 million on the sale of land.

Financing activities. In September 2004, Nicor Gas established two new revolving credit facilities with major domestic and foreign banks. These new facilities consist of a $500 million, 3-year revolver, expiring in September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2005, available to Nicor Gas. The company had $260 million of commercial paper borrowings outstanding at September 30, 2004. The company is in compliance with the covenants relating to its credit facilities at September 30, 2004. The company expects that funding from commercial paper and related backup credit facilities will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

On June 29, 2004, Fitch Ratings (Fitch) downgraded Nicor Gas' First Mortgage Bonds from AA to AA-, and affirmed Nicor Gas' commercial paper at F1+.

Contractual obligations. In addition to the long-term debt obligations reported in the company's 2003 Annual Report on Form 10-K/A (Amendment No. 1), the company was obligated to make related interest payments as of December 31, 2003 as follows (in millions):

                                             Payments due by period
                                   -------------------------------------------
                                              Less                       More
                                             Than 1    1-3      3-5     than 5
                                    Total     Year    years    years    years
                                   -------  -------  -------  -------  -------

 Fixed interest
   on long-term debt               $ 432.1  $  30.5  $  60.8  $  53.7  $ 287.1

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

FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

Rate Proceeding. On November 4, 2004, Nicor Gas filed with the ICC for an overall increase in rates of approximately $83.3 million (or about 16.5 percent of base rates revenue). The company is seeking a rate of return on original-cost rate base of 9.34 percent, which reflects an 11.37 percent cost of common equity. As regulated by the ICC, base rates are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. The requested rate increase is needed to recover higher operating costs and increased capital investments. Nicor Gas has not raised base rates since 1996. The ICC normally has 11 months to complete its review of the filing and to issue an order.

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

Nicor Gas Company                                                       Page 21
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2004, pending resolution of the proceedings discussed below. The company took steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.

Nicor Gas Company                                                       Page 22
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1.0 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (EKT), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the SEC investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. The company continues to obtain access to and review this information. Review of additional information completed in the third quarter of 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel indicates that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company also will review any third party information the company obtains. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2004.

Nicor Gas Company                                                       Page 23
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

SEC and U.S. Attorney Inquiries. In 2002, the staff of the United States Securities and Exchange Commission (SEC) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor Gas filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the Performance-Based Rate (PBR) Plan section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the additional sources of newly available information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Note 9 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Note 9 Contingencies - Manufactured Gas Plant Sites.

FERC Stipulation. Nicor Gas entered into a settlement with the Federal Energy Regulatory Commission (FERC). Further information about this settlement is presented within the Notes to the Consolidated Financial Statements - Note 9 Contingencies - FERC Stipulation.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. See the Notes to the Consolidated Financial Statements - Note 9 Contingencies.

Nicor Gas Company                                                       Page 24
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor Gas. Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would," "project," "estimate," or similar phrases. Actual results may differ materially from those indicated in the company's forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review and SEC and U.S. Attorney inquiries, and undue reliance should not be placed on such statements. Other factors that could cause materially different results include, but are not limited to, weather conditions; natural gas prices; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, interpretations, methods, judgments or estimates; performance of major suppliers and contractors; labor relations; and acts of terrorism. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Nicor Gas undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Nicor Gas Company                                                       Page 25
-------------------------------------------------------------------------------
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Management's Discussion and Analysis - Contingencies and the Notes to the Consolidated Financial Statements - Note 9 Contingencies and Note 10 Rate Proceeding, which are incorporated herein by reference.

Item 6. Exhibits

    Exhibit
    Number                         Description of Document
    -------    ----------------------------------------------------------------
      3.01   * Articles of Incorporation of the company.  (File No. 1-7296,
               Form 10-K for 1980, Exhibit 3-01.)

      3.02 * Amendment to Articles of Incorporation of the company. (File No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

      3.03 * By-Laws of the company as amended by the company's Board of Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

      10.1     210-Day Credit Agreement dated as of September 2, 2004.

      10.2     3-Year Credit Agreement dated as of September 2, 2004.

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

Nicor Gas Company                                                       Page 26
-------------------------------------------------------------------------------
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Nicor Gas Company

    November 5, 2004              /s/ JEFFREY L. METZ
  ---------------------           ------------------------------
        (Date)                    Jeffrey L. Metz
                                  Vice President and Controller
                                  (Chief Accounting Officer)