Form 10-K
period 2004-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2005-03-01
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2004

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

Table of Contents

  Item No.  Description                                                Page No.

            Glossary                                                         ii

            Part I
   1.       Business........................................................  1
   2.       Properties......................................................  4
   3.       Legal Proceedings...............................................  4
   4.       Submission of Matters to a Vote of Security Holders.............  *

            Part II
   5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities.............  5
   6.       Selected Financial Data.........................................  *
   7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  5
   7A.      Quantitative and Qualitative Disclosures about Market Risk...... 20
   8.       Financial Statements and Supplementary Data..................... 21
   9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................... 45
   9A.      Controls and Procedures......................................... 45
   9B.      Other Information............................................... 46

            Part III
   10.      Directors and Executive Officers of the Registrant..............  *
   11.      Executive Compensation..........................................  *
   12.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters...............................  *
   13.      Certain Relationships and Related Transactions..................  *
   14.      Principal Accountant Fees and Services.......................... 47

            Part IV
   15.      Exhibits and Financial Statement Schedules...................... 48
            Signatures...................................................... 50
            Supplemental Information........................................ 51
            Exhibit Index................................................... 52

* The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required item.

Nicor Gas Company                                                       Page ii
-------------------------------------------------------------------------------

Glossary

Chicago Hub........A wholly owned venture of Nicor Gas which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.
Degree day.........The extent to which the daily average temperature falls below
                   65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be about 6,000 degree days per year.
FERC...............Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.
ICC................Illinois Commerce Commission, the agency that establishes the rules and regulations governing utility rates and services in Illinois.
Mcf, MMcf, Bcf.....Thousand cubic feet, million cubic feet, billion cubic feet.
PBR................Performance-based rate, a regulatory plan which ended on
                   January 1, 2003, that provided economic incentives based on natural gas cost performance.

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

GENERAL

Nicor Gas, a regulated natural gas distribution utility, serves over 2.1 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company's service territory is diverse and its customer base has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. Residential customers typically account for approximately 45 to 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for about 25 to 30 percent. See Operating Statistics on page 8 for operating revenues, deliveries and number of customers by customer classification. Nicor Gas had approximately 2,300 employees at year-end 2004.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, about 15 percent of the agreements will expire within five years.

Customers have the option of purchasing their own gas supplies, with delivery of the gas by Nicor Gas. The larger of these transportation customers also have options that include the use of Nicor Gas' storage system and the ability to choose varying supply backup levels. The choice of transportation service as compared to gas sales service results in less revenue for Nicor Gas but has no direct impact on net operating results.

Nicor Gas also operates other ventures, such as the Chicago Hub, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

SOURCES OF NATURAL GAS SUPPLY

Nicor Gas purchases natural gas supplies in the open market by contracting with producers and marketers. Pipeline transportation and purchased storage services are regulated by the Federal Energy Regulatory Commission (FERC). When firm pipeline services are temporarily not needed, Nicor Gas may release the services in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the company's cost of gas charged to customers.

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

Natural gas supply. Nicor Gas maintains a diversified portfolio of natural gas supply contracts. Supply purchases are diversified by supplier, producing region, quantity, credit limits and available transportation. Gas supply pricing is generally tied to published price indices so as to approximate current market prices. These supply contracts also may provide for the payment of fixed demand charges to ensure the availability of supplies on any given day and are typically negotiated annually.

Nicor Gas Company                                                        Page 2
-------------------------------------------------------------------------------

Item 1. Business (continued)

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about one-half of the company's total gas purchases in the last three years. The majority of such spot purchases are made during the summer months and are directed toward satisfying storage injection requirements.

As part of its purchasing policy, Nicor Gas maintains a price risk hedging strategy to reduce the risk of short-term price volatility. A disciplined approach is used to systematically forward hedge a predetermined portion of forecasted monthly volumes.

As noted previously, transportation customers purchase their own gas supplies. About one-half of the gas that the company delivers is purchased by transportation customers directly from producers and marketers rather than from Nicor Gas.

Pipeline transportation. Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America. The company's primary long-term transportation contracts are as follows (daily availability in MMBtus):

                                        Availability    Contract Expiration
Natural Gas Pipeline Company (NGPL)        698,000           March 2006
Horizon Pipeline                           300,000           May 2012
Tennessee Gas Pipeline Company (TGPC)      300,000           October 2009
Midwestern Gas Transmission Company (MGT)  297,000           October 2006
Northern Natural Gas Company               206,000           October 2008
Natural Gas Pipeline Company (NGPL)        200,000           March 2007
ANR Pipeline (ANR)                          25,000           October 2009

The company has a right of first refusal for contract extensions except for the TGPC contract. In addition, Nicor Gas enters into short-term transportation contracts that extend for one heating season only. Nicor Gas has also entered into agreements with NGPL, Northern Border Pipeline, ANR and MGT for additional capacity that is generally for the purpose of transporting natural gas within Illinois, after receiving the natural gas from producing regions.

Storage. Nicor Gas owns and operates eight underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 140 Bcf of annual storage capacity, the system is designed to meet about 50 percent of the company's estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2006 and 2007. This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries and can mitigate the risk associated with seasonal price movements.

COMPETITION/DEMAND

Nicor Gas is the largest natural gas distributor in Illinois and, as a regulated monopoly, has the exclusive right to distribute natural gas in its service territory. Substantially all single-family homes in Nicor Gas' service territory are heated with natural gas. In the commercial and industrial markets, the company's natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact. Other significant factors that impact demand for natural gas include weather and economic conditions.

Nicor Gas Company                                                        Page 3
-------------------------------------------------------------------------------

Item 1. Business (continued)

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

In 2002 and in the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No such protection has been in effect since the first quarter of 2003.

Nicor Gas' large residential customer base provides for a relatively stable level of natural gas deliveries during weak economic conditions. The company's industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. However, management believes that declines since 2000 in natural gas deliveries to industrial customers may be permanent. Management also believes that deliveries for power generation, which have declined in recent years, will remain relatively flat.

During periods of high natural gas prices, deliveries of natural gas can be negatively affected by conservation and the use of alternative energy sources. While natural gas prices have fluctuated greatly over the last several years, natural gas has traditionally maintained a pricing advantage over electricity and it is expected to maintain an advantage in the foreseeable future.

REGULATION

Nicor Gas is regulated by the Illinois Commerce Commission (ICC), which establishes the rules and regulations governing utility rates and services in Illinois. Those rules or regulations that may significantly affect business performance include the following:

o Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors. On November 4, 2004, Nicor Gas filed with the ICC for an overall increase in rates of approximately $83 million (or about 16.5 percent of base rates revenue). For additional information about the rate proceeding, see the Notes to the Consolidated Financial Statements - Note 11 Rate Proceeding.

o The company's ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup. Therefore, the company does not make any profit from the sale of natural gas. Rather, the company earns income from a fixed monthly charge and from variable transportation charges for delivering the natural gas to customer premises. The ICC annually reviews the company's natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.

o As with the cost of natural gas, the company has a tariff that provides for the pass-through of prudently incurred environmental clean-up costs related to former manufactured gas plant sites. This pass-through is also subject to annual ICC review.

o The ICC also has other rules that impact the company's operations. Changes in these rules can impact operating and capital costs. For example, past changes relating to customer payment plans and credit/collection policies have impacted the company's accounts receivable write-off experience.

Nicor Gas Company                                                        Page 4
-------------------------------------------------------------------------------

Item 1. Business (concluded)

A performance-based rate (PBR) plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The results of the PBR plan are currently under ICC review. Additional information on the plan and the ICC review are presented in Management's Discussion and Analysis - Contingencies - Performance-Based Rate Plan.

AVAILABLE INFORMATION

Nicor Gas files various reports with the Securities and Exchange Commission
(SEC). These reports include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 15(d) of the Securities Exchange Act of 1934. Nicor Gas makes all of these reports available without charge to the public on the investor relations section of the company's internet site at www.nicor.com as soon as reasonably practicable after Nicor Gas files them with, or furnishes them to, the SEC.

Additional information about Nicor Gas' business is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Properties

The company's properties are located in the territory described under Item 1, Business, and are suitable, adequate and utilized in its operations.

The gas distribution, transmission and storage system includes approximately 32,000 miles of steel, plastic and cast iron main; approximately 1.9 million steel, plastic/aluminum composite, plastic and copper services connecting the mains to customers' premises; and eight underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software and office equipment.

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

Item 3. Legal Proceedings

See the Notes to the Consolidated Financial Statements - Note 11 Rate Proceeding and Note 13 Contingencies, which are incorporated herein by reference.

Nicor Gas Company                                                        Page 5
-------------------------------------------------------------------------------

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the outstanding common stock of Nicor Gas is owned by Nicor Inc. There is no public trading market for the company's common stock. During 2004 and 2003, the company declared dividends on its common stock totaling $49 million and $65 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas' operating results and financial condition from 2002 to 2004 and to discuss business trends and uncertainties that might affect Nicor Gas. Certain terms used herein are defined in the glossary on page ii. The discussion is organized into five sections - Summary, Results of Operations, Financial Condition and Liquidity, Critical Accounting Estimates and Other Factors That May Affect Business Performance.

SUMMARY

Nicor Gas, a wholly owned subsidiary of Nicor Inc., is one of the nation's largest natural gas distribution companies, and it is Nicor's primary business.

Results for 2004 were lower as compared to 2003 due mainly to lower operating income. Operating income decreased $22.1 million in 2004 due primarily to decreased insurance recoveries relating to the mercury inspection and repair program, higher operating and maintenance expenses, the negative impact of warmer weather than in 2003 and higher depreciation expense. These negative factors were partially offset by the impact of an increased number of customers.

Results for 2003 were lower as compared to 2002 due mainly to lower operating income. Operating income decreased $25.2 million in 2003 due primarily to increased operating and maintenance expenses, lower Chicago Hub results and higher depreciation. Operating income also reflects $17.8 million of mercury-related insurance recoveries in 2003 as compared to $29.0 million of mercury-related insurance recoveries and reserve reductions in 2002. The impact of weather colder than the prior year was an increase in operating income of about $3 million.

In late 2004, Nicor Gas filed a proposal for a rate increase with the Illinois Commerce Commission (ICC). For more information, see Other Factors That May Affect Business Performance - Rate Proceeding.

These factors are discussed in more detail in the Results of Operations section which follows.

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor Gas' operating income.

Operating revenues. Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. Operating revenues increased $12.3 million as compared to 2003 due primarily to higher natural gas costs ($96.5 million) and higher revenue taxes ($16.5 million). These positive factors were largely offset by the negative effect of warmer weather than in 2003 (approximately $100 million).

Nicor Gas Company                                                        Page 6
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating revenues increased nearly 50 percent to $2.4 billion in 2003 compared to $1.6 billion in 2002 due primarily to higher natural gas costs, which are passed directly through to customers without markup, subject to ICC review. The revenue effect of higher natural gas costs was approximately $680 million. Revenues also increased in 2003 by about $40 million due to colder weather. While residential deliveries rose on colder weather, industrial deliveries fell due largely to lower power-generation load affected by mild summer weather.

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

A reconciliation of gas distribution revenues and margin follows (in millions):

                                                2004        2003        2002
                                             ----------  ----------  ----------

   Revenues                                   $2,363.9    $2,351.6    $1,594.8
   Cost of gas                                (1,695.0)   (1,692.7)     (970.1)
   Revenue tax expense                          (139.4)     (130.9)      (92.4)
                                             ----------  ----------  ----------
   Margin                                     $  529.5    $  528.0    $  532.3
                                             ==========  ==========  ==========

For the year 2004, margin was essentially unchanged from 2003, although affected by a number of offsetting factors. Warmer weather than in 2003 (approximately $6 million) had a negative effect on margin. This negative factor was more than offset by the impact of an increased number of customers ($3.3 million), higher average rates charged during the period ($2.2 million), higher revenue tax administration fees ($1.0 million) and increased Chicago Hub results ($0.5 million).

Negatively impacting margin in 2003 was a smaller contribution from the Chicago Hub and other gas supply-related activities ($10.9 million) and lower industrial deliveries, mainly for power generation ($2.9 million). The company believes commercial and industrial deliveries were unfavorably impacted by general economic conditions and higher natural gas prices. Positively impacting margin were increased customer finance and late payment charges ($8 million) related to higher natural gas prices in 2003. Increased deliveries due to colder weather than the prior year (about $7 million), partially offset by an unfavorable variance from the company's weather hedge in 2003 compared to 2002 ($3.5 million), also positively impacted margin.

Operating and maintenance expense. Operating and maintenance expense increased $13.5 million to $233.6 million in 2004 from $220.1 million in 2003. This increase was due primarily to higher legal defense costs associated with the PBR-related litigation ($5.4 million), payroll costs ($3.5 million), adjustments related to customer reimbursements ($3.1 million), higher bad debt expense ($2.7 million) due in part to high natural gas prices and higher compliance costs ($2.6 million). These negative factors were partially offset by higher pension credits ($3.6 million).

Nicor Gas Company                                                        Page 7
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $20.5 million increase in operating and maintenance expense for 2003 over 2002 was due primarily to higher pension costs ($9.7 million), higher insurance expense ($4.2 million), increased bad debt expense ($4.1 million), increased natural gas costs to operate company equipment and facilities ($3.2 million) and higher health care costs ($2.7 million). These negative factors were partially offset by lower expenses related to the review of the company's PBR plan ($6.5 million).

Mercury-related costs (recoveries), net. Mercury-related costs (recoveries), net reflect the estimated costs, credits and recoveries associated with the company's mercury inspection and repair program. Recoveries and costs were insignificant in 2004. However, in 2003 and 2002, Nicor Gas reached agreements with insurers and independent contractors whereby the company recovered approximately $18 million and $20 million, respectively, of mercury-related costs. In addition, in 2002, a $9 million adjustment lowered the mercury-related reserve and reduced operating expense. Additional information about the company's mercury inspection and repair program is presented in the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Mercury.

Other income (expense). Pretax other income was $4.4 million, $2.0 million and $2.7 million in 2004, 2003 and 2002 respectively.

Property sale gains and losses vary from year-to-year depending upon property sales activity. Property sale gains were $5.9 million, $0.4 million and $4.1 million in 2004, 2003 and 2002 respectively. The company continues to assess its ownership of real estate holdings and anticipates a decrease in property sale activity in 2005.

Interest income was $1.0 million, $1.5 million and $2.7 million in 2004, 2003 and 2002 respectively. The decrease of $1.2 million in 2003 from 2002 was due primarily to lower interest income from affiliates.

In 2004 and 2002, losses were recorded of $1.8 million and $4.1 million respectively related to the former PBR plan. Additional information related to the PBR plan is described in the Contingencies - Performance-Based Rate Plan.

Income taxes. The decline in the effective income tax rate to 34.8 percent for 2004 from 36.7 percent in 2003 and 37.1 percent in 2002 was primarily a result of lower pretax income, which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income.

Interest expense. Interest on debt for 2004 increased by $1.7 million as compared to 2003 due to the impact of higher effective interest rates ($7.3 million), partially offset by the impact of lower average borrowing levels ($5.6 million). Other interest expense declined $1.3 million in 2004 due primarily to the impact of lower average borrowing levels. Interest expense remained essentially unchanged in 2003 compared with 2002 as the impact of higher average borrowing levels was offset by the positive effect of lower interest rates.

Nicor Gas Company                                                       Page 8
------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics

                                        2004      2003      2002
                                     --------- --------- ---------

Operating revenues (millions)
   Sales
     Residential                     $ 1,625.5 $ 1,611.9 $ 1,057.4
     Commercial                          349.9     351.7     209.4
     Industrial                           49.3      51.2      32.5
                                     --------- --------- ---------
                                       2,024.7   2,014.8   1,299.3
                                     --------- --------- ---------
   Transportation
     Residential                          23.6      22.7      16.3
     Commercial                           69.9      71.6      75.6
     Industrial                           39.9      41.7      45.8
     Other                                14.0      12.0       7.6
                                     --------- --------- ---------
                                         147.4     148.0     145.3
                                     --------- --------- ---------
   Other revenues
     Revenue taxes                       143.5     134.0      95.3
     Environmental cost recovery          20.6      31.3      24.6
     Chicago Hub                           7.9       7.3      15.4
     Other                                19.8      16.2      14.9
                                     --------- --------- ---------
                                         191.8     188.8     150.2
                                     --------- --------- ---------
                                     $ 2,363.9 $ 2,351.6 $ 1,594.8
                                     ========= ========= =========

Deliveries (Bcf)
   Sales
     Residential                         204.8     214.9     212.9
     Commercial                           44.3      46.7      41.6
     Industrial                            6.4       7.0       6.9
                                     --------- --------- ---------
                                         255.5     268.6     261.4
                                     --------- --------- ---------
   Transportation
     Residential                          16.6      16.6      11.0
     Commercial                           84.1      87.8      97.5
     Industrial                          117.0     121.2     149.2
                                     --------- --------- ---------
                                         217.7     225.6     257.7
                                     --------- --------- ---------
                                         473.2     494.2     519.1
                                     ========= ========= =========

Year-end customers (thousands)
   Sales
     Residential                       1,777.3   1,745.2   1,733.6
     Commercial                          116.5     114.5     108.9
     Industrial                            7.4       7.3       7.0
                                     --------- --------- ---------
                                       1,901.2   1,867.0   1,849.5
                                     --------- --------- ---------
   Transportation
     Residential                         147.9     145.1     126.8
     Commercial                           59.5      58.3      62.4
     Industrial                            6.0       6.2       6.7
                                     --------- --------- ---------
                                         213.4     209.6     195.9
                                     --------- --------- ---------
                                       2,114.6   2,076.6   2,045.4
                                     ========= ========= =========

Other statistics
   Degree days (normal 6000)             5,637     6,068     5,779
   Colder (warmer) than normal            (6)%        1%      (4)%
   Average gas cost per Mcf sold      $   6.56  $   6.24  $   3.67

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

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, and natural gas purchasing, storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. Over the first and second quarters, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to reduce short-term debt during the second quarter.

Nicor Gas maintains margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings.

Net cash flow provided from (used for) operating activities was $284.3 million, $(52.4) million and $221.7 million in 2004, 2003 and 2002, respectively. The cash flows provided in 2004 and 2002 are at the levels traditionally experienced by the company. Operating cash flow for 2003 was negative due primarily to changes in working capital items in the gas distribution segment. Two decisions in 2003 were the primary factors underlying the working capital changes. First, the company significantly increased the quantity of owned gas in storage at December 31, 2003 as compared to December 31, 2002. In addition, to reduce associated costs, the company chose to fund a significant portion of those purchases through short-term borrowings (which are shown outside the operating section, in the financing section, of the Consolidated Statements of Cash Flows) instead of through accounts payable. As noted in the financing activities section of Management's Discussion and Analysis, the company had increased its short-term debt borrowing capacity in anticipation of these two and other factors (including higher gas costs), accommodating the funding of these decisions without impacting the level of long-term borrowing.

In 2003, Nicor Gas received an income tax refund, which adjusted the deferred income tax liability, of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to Internal Revenue Service review and approval as part of normal ongoing audits. Decisions by taxing authorities may significantly impact the company's cash flow.

Investing activities. In 2004, Nicor Gas realized net proceeds of $7.6 million on the sale of land. Capital expenditures were $178.2 million in 2004 compared with $172.9 million in 2003 and $169.5 million in 2002. Increased costs in 2004 for information technology system improvements (about $8 million) were largely offset by adjustments related to customer reimbursements (about $3 million), the absence of expenditures related to a 2003 service outage (about $2 million) and reduced storage system expenditures (about $2 million).

Increased costs in 2003 for gas distribution system improvements (about $8 million) and higher capitalized pension costs (about $3 million) were partially offset by a decrease in storage and

Nicor Gas Company                                                       Page 10
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

transmission system expenditures (about $6 million) compared with 2002. Storage and transmission system expenditures in 2002 included the acquisition of a compressor for a storage facility.

Capital spending in 2005 is estimated to be about $195 million, an increase of approximately $20 million over 2004 levels due primarily to planned storage compressor and real estate expenditures.

Financing activities. Nicor Gas has credit ratings that are among the highest in the gas distribution industry. As of the filing date of this report, the credit ratings as assigned by Standard and Poor's Ratings Services (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) are as follows:

                                            S&P       Moody's     Fitch
                                        ----------  ----------  ----------

     Commercial Paper                       A-1+        P-1        F-1+
     First Mortgage Bonds                   AA          Aa3        AA-
     Unsecured Credit Facilities            AA-         n/a        n/a
     Senior Unsecured Debt                  AA          A1         AA-

In June 2004, Fitch changed Nicor Gas' First Mortgage Bonds from AA to AA-, and affirmed Nicor Gas' commercial paper at F-1+. Fitch also upgraded the ratings outlook for the company to Stable from Negative. In December 2004, S&P changed its outlook from Stable to Negative.

Nicor Gas' debt-related financial statistics at December 31 include:

                                                     2004      2003      2002
                                                   --------  --------  --------
   Long-term debt, net of current maturities,
     as a percent of capitalization                  43.9%     44.4%     39.2%
   Times interest earned, before income taxes         3.5       4.5       5.7

Long-term debt. The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes.

At December 31, 2004, the company had the capacity to issue about another $365 million of First Mortgage Bonds under the terms of its indenture, of which $75 million was available for immediate issuance under a July 2001 shelf registration filing. Nicor is in compliance with its debt covenants and believes it will continue to remain so. Nicor's long-term debt agreements do not include ratings triggers or material adverse change provisions.

In 2003, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2023 at 5.80%, $50 million due in 2032 at 5.90% and $50 million due in 2033 at 5.90%. Retirements of First Mortgage Bonds in 2003 were as follows: $50 million due in 2003 at 5.75% and $50 million due in 2027 at 7.375%.

In April 2003, Nicor Gas refinanced $50 million of 3% unsecured notes due in April 2003 with $50 million of 1.6% unsecured notes due and paid in October 2003.

Nicor Gas Company                                                       Page 11
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Short-term debt. The company relies on short-term financing to meet temporary operating cash flow needs resulting from seasonal changes in working capital. In 2004, Nicor Inc. and Nicor Gas established two new revolving credit facilities with major domestic and foreign banks. These facilities, which serve as backup for the issuance of commercial paper, consist of a $500 million, 3-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2005, available to Nicor Gas.

Common stock. The company paid dividends of $54 million, $71 million and $109 million in 2004, 2003 and 2002, respectively.

Contractual obligations. As of December 31, 2004, Nicor Gas had contractual obligations with payments due as follows (in millions):

                                             Payments due by period
                                ------------------------------------------------
                                  Less                         More
                                 Than 1      1-3       3-5    than 5
                                  Year      years     years    years     Total
                                --------  --------  --------  --------  --------

   Purchase obligations          $ 670.1   $ 418.6   $ 137.7   $  24.6  $1,251.0
   Long-term debt                      -      50.0     125.0     325.0     500.0
   Fixed interest on
     long-term debt                 30.5      58.2      47.0     266.4     402.1
   Operating leases                   .9       1.7       1.6       9.1      13.3
   Other long-term obligations        .5        .9       1.0       2.5       4.9
                                --------  --------  --------  --------  --------
                                 $ 702.0   $ 529.4   $ 312.3   $ 627.6  $2,171.3
                                ========  ========  ========  ========  ========

Purchase obligations consist primarily of natural gas purchase agreements and natural gas transportation and storage contracts. Purchase obligations also include obligations to purchase natural gas at future market prices, calculated using December 31, 2004 New York Mercantile Exchange futures prices.

Operating leases are primarily for office space and equipment. Rental expense under operating leases was $1.0 million, $1.3 million and $2.3 million in 2004, 2003 and 2002, respectively. Other long-term obligations consist primarily of redeemable preferred stock.

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

The use of estimates and the selection of accounting policies affect Nicor Gas' reported results and financial condition. The company has adopted several significant accounting policies and is required to make significant accounting estimates that are important to understanding its financial statements. These significant policies and estimates are described throughout the Notes to the Consolidated Financial Statements.

Nicor Gas Company                                                       Page 12
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although there are numerous areas in which Nicor Gas' management makes significant accounting estimates, it believes its critical estimates are those that require management's most difficult and subjective or complex judgments. Nicor Gas' management has a practice of reviewing its critical accounting estimates and policy decisions with the audit committee of its board of directors. Its critical estimates typically involve legal contingencies, derivative instruments, pension and other postretirement benefits, credit risk, and unbilled revenues because they are estimates which could materially impact Nicor Gas' financial statements.

Loss contingencies. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Nicor Gas records contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable. When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss. Nicor Gas is involved in various legal and regulatory proceedings and is exposed to various loss contingencies. These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company's ultimate obligations may differ materially from its recorded amounts. Of particular note is the PBR plan contingency at Nicor Gas and the United States Securities and Exchange Commission (SEC) and U.S. Attorney inquiries described in the Notes to the Consolidated Financial Statements - Note 13 Contingencies.

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

Pension and other postretirement benefits. The company's cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs. Changes in these assumptions typically do not have a significant impact on the expenses recorded from year to year. However, actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions. When cumulatively significant, the gains and losses generated from such variances are amortized over the remaining service lives of employees covered by the plans (approximately 11 to 14 years). Additional information is presented in the Notes to the Consolidated Financial Statements - Note 7 Postretirement Benefits.

The company's estimated postretirement benefit cost included in operating income was $9.1 million, $13.9 million and $1.4 million in 2004, 2003 and 2002, respectively. Nicor Gas expects to record postretirement benefit cost for 2005 of $8.1 million. Actuarial assumptions affecting 2005 include an expected rate of return on plan assets of 8.5 percent, consistent with the prior year, and a discount rate of 5.75 percent compared with 6 percent a year earlier.

Nicor Gas Company                                                       Page 13
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit risk. Nicor Gas is required to estimate credit risk in establishing allowances for doubtful accounts. Actual credit losses could vary materially from Nicor Gas' estimates. Nicor Gas' allowance for doubtful accounts at December 31, 2004, 2003 and 2002 was $19.7 million, $19.4 million and $14.4 million, respectively, as presented on Schedule II.

Unbilled revenues. Nicor Gas estimates revenues for gas deliveries not yet billed to customers from the last billing date to month-end (unbilled revenues). Unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather. These estimates are adjusted when actual billings occur, and changes in estimates can be material. Estimated unbilled revenues for Nicor Gas at December 31, 2004, 2003 and 2002 were $204.4 million, $139.0 million and $142.4 million, respectively.

OTHER FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

The following factors can impact year-to-year comparisons and may affect the future performance of Nicor Gas.

General. Nicor Gas, a regulated natural gas distribution utility, serves over
2.1 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The region's economy is diverse and its customer base has grown steadily over the years, providing Nicor Gas with a well-balanced mix of residential, commercial and industrial customers. Residential customers typically account for approximately 45 to 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for about 25 to 30 percent.

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Certain rates are updated monthly and designed to recover specific past costs, such as gas supply and environmental costs, subject to an annual prudence review. Base rates, on the other hand, are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented within the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Performance-Based Rate Plan.

Rate Proceeding. On November 4, 2004, Nicor Gas filed with the ICC for an overall increase in rates of approximately $83 million (or about 16.5 percent of base rates revenue). The company's filing provided for a rate of return on original-cost rate base of 9.34 percent, which reflects an 11.37 percent cost of common equity. The requested rate increase is needed to recover higher operating costs and increased capital investments. Nicor Gas has not raised base rates since 1996.

As part of the requested rate increase, Nicor Gas has proposed that all Chicago Hub revenues, net of related administrative costs, and approximately two-thirds of all bad debt expenses be passed directly through to customers, reducing the earnings variability of both items. In addition, the company has proposed setting rates assuming normal weather of 5,830 degree days beginning in 2005 versus the 6,000 degree days currently considered by the company as normal.

The ICC normally has 11 months to complete its review of the filing and to issue an order. The proposed rate increase has been suspended pending the completion of the ICC's review.

Nicor Gas Company                                                       Page 14
-------------------------------------------------------------------------------

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

It is estimated that a 100-degree day variation from normal weather (about 6,000 degree days per year for purposes of this report) would affect Nicor gas' net income by about $1 million. Since the first quarter of 2003, external weather protection has not been purchased by Nicor.

Demand and natural gas prices. In addition to the impact of weather, significant changes in economic conditions or natural gas prices can impact customer gas usage. Nicor Gas' large residential customer base provides relative stability during weak economic periods, and the industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. However, management believes that declines since 2000 in natural gas deliveries to industrial customers may be permanent. Management also believes that deliveries for power generation, which have declined in recent years, will remain relatively flat.

Changes in the price of natural gas have no direct impact on gas distribution margin since gas costs are passed directly through to customers without markup, subject to ICC review. However, high natural gas prices can have an adverse effect on accounts receivable collections, customer demand, company-use gas expenses, financing costs and customer service expenses.

Competition. Nicor Gas is a regulated monopoly and has no competition for natural gas distribution. However, Nicor Gas does compete with alternative energy suppliers based on such factors as price, service and reliability. The company believes that it is well positioned to deal with the possibility of fuel switching by customers because it has rates and services designed to compete against alternative fuels. In addition, the company has a rate that allows negotiation with potential bypass customers, and no customer has bypassed the Nicor Gas system since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.

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

Customer credit risk. Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class. The company believes that it maintains prudent credit policies, subject to ICC regulations. Customers also have options to help them manage

Nicor Gas Company                                                       Page 15
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year. However, high natural gas prices can increase the risk of customer nonpayment. Nicor Gas experienced increasing bad debt expense in the past few years due in part to high natural gas prices and an increasingly adverse credit experience consistent with general economic conditions. It is expected that high natural gas prices will continue in 2005. See also the Credit Risk section below.

Other activities. Nicor Gas continues to pursue other activities, such as the Chicago Hub, which provides natural gas transportation and storage services. The Chicago area is a major market hub for natural gas, and demand exists for storage and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities. Nicor Gas' Chicago Hub addresses that demand. During 2004, 2003 and 2002, the Chicago Hub contributed to operating income $7.9 million, $7.3 million and $15.4 million, respectively. The lower income level in 2004 and 2003 compared with 2002 was attributable primarily to lower Chicago Hub inventory levels and less flexibility. See also the previous Rate Proceeding section for proposed changes in the rate treatment of Chicago Hub activities.

Outlook. Due principally to higher operating and maintenance and depreciation costs, gas distribution results for 2005 are expected to be lower than in 2004. Also, the ICC's PBR plan review, the related purchased gas adjustment review and the proposed rate increase (which would be effective in late 2005) could significantly affect 2005 results, but the outcomes are not estimable.

Market risks. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and fuel commodity prices, and interest rates. It is Nicor Gas' practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

Commodity price risk. With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative instruments to hedge its exposure to such risks. A risk management committee oversees compliance with such policies and procedures.

Nicor Gas is not directly exposed to market risk caused by changes in commodity prices because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, substantial increases in natural gas prices may indirectly impact Nicor Gas' earnings by increasing the cost of gas used by the company, bad debt expense and other operating and financing expenses. Higher natural gas prices may also lead to lower customer gas consumption and margin. The company is mitigating these risks through the use of fixed-price purchase agreements, futures contracts and swap agreements.

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

Nicor Gas Company                                                       Page 16
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest rate risk. Nicor Gas is exposed to changes in interest rates. The company manages its interest rate risk by issuing long-term fixed-rate debt with varying maturities, refinancing certain debt and periodically hedging the interest rate on anticipated short-term borrowings. If market rates were to hypothetically increase by 10 percent from Nicor Gas' weighted average floating interest rate, interest expense would have increased causing Nicor's earnings to decrease by approximately $0.2 million in 2004. For further information about debt securities, interest rates and fair values, see the Financial Statements - Consolidated Statements of Capitalization, and the Notes to the Consolidated Financial Statements - Note 5 Fair Value of Financial Instruments and Note 4 Short-Term and Long-Term Debt.

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

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel (Report) to Nicor's Board of Directors on October 28, 2002. A copy of the report is available at the Nicor website and has been previously produced to all parties in the ICC Proceedings.

Nicor Gas Company                                                       Page 17
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of December 31, 2004, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

Nicor Gas Company                                                       Page 18
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel indicates that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of December 31, 2004.

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

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Note 13 Contingencies - Manufactured Gas Plant Sites.

Nicor Gas Company                                                       Page 19
-------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FERC Stipulation. Nicor Gas entered into a settlement with the Federal Energy Regulatory Commission (FERC). Further information about this settlement is presented within the Notes to the Consolidated Financial Statements - Note 13 Contingencies - FERC Stipulation.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. See the Notes to the Consolidated Financial Statements - Note 13 Contingencies.

Nicor Gas Company                                                       Page 20
-------------------------------------------------------------------------------

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

For disclosures about market risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks, which is incorporated herein by reference.

Nicor Gas Company                                                       Page 21
-------------------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data

                                                                           Page

Report of Independent Registered Public Accounting Firm......................22

Financial Statements:

   Consolidated Statements of Operations.....................................24

   Consolidated Statements of Cash Flows.....................................25

   Consolidated Balance Sheets...............................................26

   Consolidated Statements of Capitalization.................................27

   Consolidated Statements of Retained Earnings..............................28

   Consolidated Statements of Comprehensive Income...........................28

   Notes to the Consolidated Financial Statements............................29

Nicor Gas Company                                                       Page 22
-------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Northern Illinois Gas Company

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern Illinois Gas Company and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Nicor Gas Company                                                       Page 23
-------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.




DELOITTE & TOUCHE LLP
Chicago, Illinois
February 28, 2005

Nicor Gas Company                                                     Page 24
-----------------------------------------------------------------------------

Consolidated Statements of Operations
(millions)

                                                    Year ended December 31
                                                -----------------------------
                                                   2004      2003      2002
                                                --------- --------- ---------
Operating revenues (includes revenue taxes of
   $143.5, $134.0, and $95.3, respectively)     $ 2,363.9 $ 2,351.6 $ 1,594.8
                                                --------- --------- ---------

Operating expenses
   Cost of gas                                    1,695.0   1,692.7     970.1
   Operating and maintenance                        233.6     220.1     199.6
   Depreciation                                     148.8     143.5     137.6
   Taxes, other than income taxes                   158.5     147.3     109.5
   Mercury-related costs (recoveries), net              -     (17.8)    (29.0)
   Income tax expense                                31.7      47.4      63.4
                                                --------- --------- ---------
                                                  2,267.6   2,233.2   1,451.2
                                                --------- --------- ---------

Operating income                                     96.3     118.4     143.6
                                                --------- --------- ---------

Other income (expense), net
   Property sale gains                                5.9        .4       4.1
   Interest income                                    1.0       1.5       2.7
   Other income                                        .8        .9        .5
   Other expense                                     (1.5)      (.8)      (.5)
   Performance-based rate plan                       (1.8)        -      (4.1)
   Income taxes on other income                      (1.4)      (.6)      (.9)
                                                --------- --------- ---------
                                                      3.0       1.4       1.8
                                                --------- --------- ---------

Interest expense
   Interest on debt, net of amounts capitalized      36.9      35.2      34.3
   Other                                               .3       1.6       2.0
                                                --------- --------- ---------
                                                     37.2      36.8      36.3
                                                --------- --------- ---------

Net income                                           62.1      83.0     109.1

Dividends on preferred stock                           .1        .2        .3
                                                --------- --------- ---------

Earnings applicable to common stock             $    62.0 $    82.8 $   108.8
                                                ========= ========= =========


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                       Page 25
-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
(millions)

                                                           December 31
                                                    ---------------------------
                                                      2004      2003      2002
                                                    --------  --------  -------
Operating activities
   Net income                                       $   62.1  $   83.0  $ 109.1
   Adjustments to reconcile net income to
     net cash flow provided from
     operating activities:
      Depreciation                                     148.8     143.5    137.6
      Deferred income tax expense                       20.2     136.7     32.3
      Gain on sale of fixed assets                      (5.9)      (.4)    (4.1)
      Other noncash items                                4.8        .9      2.2
      Changes in assets and liabilities:
        Receivables, less allowances                  (104.4)     (7.4)   (99.3)
        Gas in storage                                  18.1    (190.5)    13.4
        Deferred/accrued gas costs                      21.2     (20.3)   (40.7)
        Prepaid pension costs                           (4.4)        -    (12.8)
        Other assets                                     6.0       4.3    (61.6)
        Accounts payable                               101.4    (157.6)    63.9
        Other liabilities                               16.4     (44.6)    81.7
                                                    --------  --------  -------
   Net cash flow provided from (used for)
     operating activities                              284.3     (52.4)   221.7
                                                    --------  --------  -------
Investing activities
   Capital expenditures                               (178.2)   (172.9)  (169.5)
   Net proceeds from the sale of fixed assets            7.6        .4      4.2
                                                    --------  --------  -------
   Net cash flow used for investing activities        (170.6)   (172.5)  (165.3)
                                                    --------  --------  -------

Financing activities
   Net proceeds from issuing long-term debt                -     147.8     49.9
   Disbursements to retire long-term debt                (.5)   (152.4)       -
   Short-term borrowings (repayments), net            (200.0)    260.0     48.0
   Dividends paid                                      (54.1)    (71.3)  (109.4)
   Other financing activities                              -       (.4)     (.4)
                                                    --------  --------  -------
   Net cash flow provided from (used for)
     financing activities                             (254.6)    183.7    (11.9)
                                                    --------  --------  -------

Net (decrease) increase in cash and cash equivalents  (140.9)    (41.2)    44.5

Cash and cash equivalents, beginning of year           141.0     182.2    137.7
                                                    --------  --------  -------
Cash and cash equivalents, end of year              $     .1  $  141.0  $ 182.2
                                                    ========  ========  =======
Supplemental information
   Income taxes paid (refunded), net                $   14.1  $  (59.5) $  17.5
   Interest paid, net of amounts capitalized            34.7      39.1     32.2

The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                       Page 26
-------------------------------------------------------------------------------

Consolidated Balance Sheets
(millions)

                                                             December 31
                                                        --------------------
                                                           2004       2003
                                                        ---------  ---------
                Assets
                ------
Gas distribution plant, at cost                         $ 3,831.5  $ 3,694.8
   Less accumulated depreciation                          1,415.1    1,349.6
                                                        ---------  ---------
                                                          2,416.4    2,345.2
                                                        ---------  ---------

Current assets
   Cash and cash equivalents - affiliates                      .1       97.5
   Cash and cash equivalents - other                            -       43.5
   Receivables, less allowances of $19.7 and
     $19.4, respectively                                    473.8      371.8
   Receivables - affiliates                                  26.8       24.4
   Gas in storage, at last-in, first-out cost               189.0      209.1
   Deferred income taxes                                     41.5       41.9
   Other                                                     33.6       40.6
                                                        ---------  ---------
                                                            764.8      828.8
                                                        ---------  ---------

Prepaid pension costs                                       181.5      177.1
Other assets                                                 67.3       66.6
                                                        ---------  ---------

                                                        $ 3,430.0  $ 3,417.7
                                                        =========  =========

    Capitalization and Liabilities
    ------------------------------
Capitalization
   Long-term obligations
     Long-term bonds                                    $   495.3  $   495.1
     Mandatorily redeemable preferred stock                   4.5        5.1
                                                        ---------  ---------
                                                            499.8      500.2
                                                        ---------  ---------

   Preferred stock
     Non-redeemable preferred stock                           1.4        1.4
                                                        ---------  ---------

   Common equity
     Common stock                                            76.2       76.2
     Paid-in capital                                        108.1      108.1
     Retained earnings                                      455.3      442.3
     Accumulated other comprehensive loss                    (1.5)      (1.5)
                                                        ---------  ---------
                                                            638.1      625.1
                                                        ---------  ---------
                                                          1,139.3    1,126.7
                                                        ---------  ---------
Current liabilities
   Long-term obligations due within one year                   .5         .5
   Short-term borrowings                                    375.0      575.0
   Accounts payable                                         406.0      304.6
   Accrued gas costs                                         68.2       47.0
   Dividends payable                                         10.0       15.0
   Other                                                     47.3       34.7
                                                        ---------  ---------
                                                            907.0      976.8
                                                        ---------  ---------

Deferred credits and other liabilities
   Accrued future removal costs                             706.4      670.0
   Deferred income taxes                                    437.0      414.5
   Regulatory income tax liability                           44.8       48.4
   Unamortized investment tax credits                        33.8       35.6
   Other                                                    161.7      145.7
                                                        ---------  ---------
                                                          1,383.7    1,314.2
                                                        ---------  ---------

                                                        $ 3,430.0  $ 3,417.7
                                                        =========  =========

The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                     Page 27
-----------------------------------------------------------------------------

Consolidated Statements of Capitalization
(millions, except share data)


                                                   December 31
                                      --------------------------------------
                                            2004                  2003
                                      -----------------    -----------------

First Mortgage Bonds
   5.55% Series due 2006                $   50.0              $   50.0
   5.875% Series due 2008                   75.0                  75.0
   5.37% Series due 2009                    50.0                  50.0
   6.625% Series due 2011                   75.0                  75.0
   7.20% Series due 2016                    50.0                  50.0
   5.80% Series due 2023                    50.0                  50.0
   6.58% Series due 2028                    50.0                  50.0
   5.90% Series due 2032                    50.0                  50.0
   5.90% Series due 2033                    50.0                  50.0
                                         -------               -------
                                           500.0                 500.0
   Less: Unamortized debt discount,
           net of premium                    4.7                   4.9
                                         -------               -------
                                           495.3    43.5%        495.1    43.9%
                                         -------               -------

Preferred stock, cumulative, $100 par
  value, 800,000 shares authorized
    Mandatorily redeemable preferred
      stock, 4.48% and 5.00% series,
      51,000 shares outstanding in 2004
      and 56,000 shares outstanding in
      2003.                                  5.0                   5.6
    Less: amount due within one year          .5                    .5
                                         -------               -------
                                             4.5      .4           5.1      .5
                                         -------               -------

     Nonredeemable preferred stock,
       4.60% and 5.00% convertible
       series, 14,008 shares
       outstanding                           1.4      .1           1.4      .1
                                         -------               -------

Common equity
   Common stock, $5 par value,
     25,000,000 shares authorized,
     32,365 shares reserved for
     conversion and 15,232,414
     shares outstanding                     76.2                  76.2
   Paid-in capital                         108.1                 108.1
   Retained earnings                       455.3                 442.3
   Accumulated other comprehensive
    income (loss)
     Minimum pension liability              (1.5)                 (1.5)
                                         -------               -------
                                            (1.5)                 (1.5)
                                         -------               -------
                                           638.1    56.0         625.1    55.5
                                        --------   ------     --------   ------
                                        $1,139.3   100.0%     $1,126.7   100.0%
                                        ========   ======     ========   ======


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                      Page 28
------------------------------------------------------------------------------

Consolidated Statements of Retained Earnings
(millions)


                                                     Year ended December 31
                                                  ---------------------------
                                                    2004      2003     2002
                                                  --------  -------  --------

Balance at beginning of year                      $  442.3  $ 424.5  $  400.7
Net income                                            62.1     83.0     109.1
Dividends declared on common stock                   (49.0)   (65.0)    (85.0)
Dividends declared on preferred stock                  (.1)     (.2)      (.3)
                                                  --------  -------  --------
Balance at end of year                            $  455.3  $ 442.3  $  424.5
                                                  ========  =======  ========






Consolidated Statements of Comprehensive Income
(millions)
                                                    Year ended December 31
                                                 ---------------------------
                                                   2004      2003     2002
                                                 --------  -------  --------

Net income                                       $   62.1  $  83.0  $  109.1
Other comprehensive income (loss), before tax
   Gain (loss) on cash flow hedges, net                 -     (2.8)      2.0
   Reclassifications to net income                      -      1.9       (.7)
   Decrease (increase) to minimum pension
     liability                                          -      (.1)      (.6)
                                                 --------  -------  --------
                                                        -     (1.0)       .7
Related income tax benefit (expense)                    -       .4       (.3)
                                                 --------  -------  --------
Other comprehensive income (loss), net of tax           -      (.6)       .4
                                                 --------  -------  --------
Comprehensive income                             $   62.1  $  82.4  $  109.5
                                                 ========  =======  ========


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                       Page 29
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements

Nicor Gas is one of the nation's largest distributors of natural gas, serving over 2.1 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

1. ACCOUNTING POLICIES

General. Nicor Gas is a wholly owned subsidiary of Nicor Inc. Nicor Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation. The consolidated financial statements include the accounts of Nicor Gas and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts. Actual results could differ from those estimates, and such differences could be material. Accounting estimates requiring significant management judgment involve accruals for legal, regulatory, environmental, and tax loss contingencies, unbilled revenues, postretirement benefit assets and liabilities, income tax assets and liabilities, the allowance for doubtful accounts receivable, the identification and valuation of derivative instruments, and potential asset impairments.

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

Regulatory assets and liabilities. Nicor Gas is regulated by the Illinois Commerce Commission (ICC), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities at December 31 as follows (in millions):

                                                   2004        2003
                                                ----------  ----------
   Regulatory assets
   Deferred environmental costs                  $  35.4     $  37.0
   Unamortized losses on reacquired debt            19.9        20.9
   Deferred rate case costs                          2.9           -
                                                ----------  ----------
                                                 $  58.2     $  57.9
                                                ==========  ==========

   Regulatory liabilities
   Accrued future removal costs-current          $  11.6     $     -
   Accrued future removal costs - noncurrent       706.4       670.0
   Accrued gas costs                                68.2        47.0
   Regulatory income tax liability                  44.8        48.4
   Other noncurrent regulatory liabilities            .7           -
                                                ----------  ----------
                                                 $ 831.7     $ 765.4
                                                ==========  ==========

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the asset retirement obligation is classified in other current liabilities.

Nicor Gas Company                                                       Page 30
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

Asset retirement obligations. The obligation of retiring gas distribution, transmission, storage and certain general plant assets at Nicor Gas meets the definition of a legal obligation. However, the company has determined that due to the indefinite life of such assets a fair value liability is generally not measurable. At December 31, 2004 and 2003, Nicor Gas had recorded an asset retirement obligation of $0.9 million and $1.9 million, respectively, for the expected replacement of inside mercury regulators. Certain costs associated with the retirement of other items, including polychlorinated biphenyls, aboveground and underground storage tanks, oil seals and asbestos abatement, are determined to be immaterial or cannot be measured at this time.

Nicor Gas continues its practice of accruing for future removal costs through depreciation, subject to cost-of-service utility rate regulation, even when a legal asset retirement obligation does not exist or its fair value cannot be measured.

Derivative instruments. At Nicor Gas, derivative instruments, such as fixed-price purchase agreements, futures contracts and swap agreements, are utilized primarily in the procurement of natural gas for customers. These derivative instruments are reflected on the balance sheet at fair value. Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, having no direct impact on earnings. Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities and classified on the balance sheet as deferred or accrued gas costs, respectively.

At times, Nicor Gas enters into futures contracts, options and swap agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices. These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost. To the extent that hedge accounting is elected, unrealized changes in the fair market value of these derivative instruments are reported as a component of accumulated other comprehensive income or loss. When the forecasted expenses are incurred, the accumulated other comprehensive income or loss component is reclassified to operating and maintenance expense.

Through early 2003, Nicor Gas held weather-related swap agreements to limit the earnings impact of weather fluctuations. The benefits or losses on these agreements were recorded in operating revenues.

Derivative instruments are classified as other current or noncurrent assets or liabilities as appropriate. Where hedge accounting is elected, hedge ineffectiveness is immediately recognized in operating income. Such ineffectiveness was immaterial for the three years ended December 31, 2004. Cash flows, gains and losses from derivative instruments are recognized in the consolidated statements of cash flows and the consolidated statements of operations in the same categories as the underlying transactions.

Credit risk. Nicor Gas has a diversified customer base and prudent credit policies which mitigate customer receivable and derivative counterparty credit risk. In some instances, Nicor Gas enters into netting agreements to mitigate counterparty credit risk. Credit losses are accrued as liabilities when probable and reasonably estimable.

Operating revenues and gas costs. Operating revenues are recognized when natural gas is delivered to customers. In accordance with ICC regulations, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary, and is subject to ICC review. Temporary undercollections and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas, respectively.

Nicor Gas Company                                                       Page 31
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

Nicor Gas accrues revenues and related gas costs for estimated deliveries to customers from the date of their last bill until the balance sheet date. Receivables include accrued unbilled revenues of $204.4 million and $139.0 million at December 31, 2004 and 2003, respectively.

Legal defense costs. Nicor Gas accrues estimated legal defense costs associated with loss contingencies in the period in which it determines that such costs are probable of being incurred and are reasonably estimable.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The composite depreciation rate is 4.1 percent, which includes estimated future removal costs.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for 2004, 2003 and 2002 were $139.4 million, $130.9 million and $92.5 million, respectively.

Income taxes. Nicor Gas files a consolidated federal income tax return with Nicor Inc. Income taxes are allocated to Nicor Gas based upon the tax liability which would have been incurred on a separate company basis. Deferred income taxes are provided at the current statutory income tax rate for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Nicor Gas amortizes investment tax credits and regulatory income tax liabilities for excess deferred taxes to income over the lives of the related properties.

2. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R was effective for Nicor Gas on January 1, 2004 and had no impact on the company's financial position or results of operations.

3. GAS IN STORAGE

Based on the average cost of gas purchased in December 2004 and 2003, the estimated replacement cost of inventory at December 31, 2004 and 2003 exceeded the last-in, first-out (LIFO) cost by $434.2 million and $314.0 million, respectively.

During 2004 and 2002, Nicor Gas liquidated LIFO layers at an average cost per Mcf of $5.81 and $1.32, respectively. For gas purchased in 2004 and 2002 the company's average cost per Mcf was $0.24 and $2.01 higher, respectively, than the average LIFO liquidation rate. Applying LIFO cost in valuing the liquidations, as opposed to using the average gas purchase cost, had the effect of decreasing the cost of gas in 2004 and 2002 by $0.7 million and $20.2 million, respectively. However, since the cost of gas, including inventory costs, is charged to customers without markup, these amounts had no impact on net income. There was no liquidation of any LIFO layers during 2003.

Nicor Gas Company                                                       Page 32
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

4. SHORT-TERM AND LONG-TERM DEBT

In 2004, Nicor Inc. and Nicor Gas established two new revolving credit facilities with major domestic and foreign banks. These facilities, which serve as backup for the issuance of commercial paper, consist of a $500 million, 3-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2005, available to Nicor Gas. Commitment fees paid in advance totaling $1.7 million are being amortized over the respective terms of the agreements as interest expense. The company is in compliance with all covenants at December 31, 2004.

The company had $375 million and $575 million of commercial paper outstanding with a weighted average interest rate of 2.3% and 1.1% at December 31, 2004 and 2003, respectively.

Bank cash balances averaged about $3 million during 2004, which partially compensated for the cost of maintaining accounts and other banking services. Such demand balances may be withdrawn at any time.

In December 2003, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2023 at 5.80%, $50 million due in 2032 at 5.90%, and $50 million due in 2033 at 5.90%. Additionally, in December 2003, Nicor Gas redeemed $50 million of 7.375% First Mortgage Bonds due in 2027. In June 2003, Nicor Gas retired $50 million of 5.75% First Mortgage Bonds due in 2003. First Mortgage Bonds are secured by liens on substantially all property.

In April 2003, Nicor Gas refinanced $50 million of 3% unsecured notes due in April 2003 with $50 million of 1.6% unsecured notes due and paid in October 2003.

The company incurred total interest expense of $37.6 million, $37.0 million and $36.7 million in 2004, 2003 and 2002, respectively. Interest expense is reported net of amounts capitalized. Interest expense capitalized for the years ended December 31, 2004, 2003 and 2002 was $0.4 million, $0.2 million and $0.4 million, respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas' First Mortgage Bonds outstanding at December 31, 2004 and 2003 was $500 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $530 million at December 31, 2004 and 2003.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. These instruments had gross asset (liability) fair values of $4.7 million and $(1.1) million, respectively, at December 31, 2004, and $3.5 million and $(0.1) million, respectively, at December 31, 2003. These financial instruments relate to hedging of natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review.

Nicor Gas Company                                                       Page 33
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

6. INCOME TAXES

The components of income tax expense (benefit) are presented below (in millions):

                                                  2004      2003      2002
                                                --------  --------  --------
   Current
      Federal                                   $  11.7   $ (73.0)  $  27.3
      State                                         3.0     (13.7)      6.1
                                                --------  --------  --------
                                                   14.7     (86.7)     33.4
                                                --------  --------  --------
   Deferred
      Federal                                      16.4     113.5      26.8
      State                                         3.8      23.2       5.5
                                                --------  --------  --------
                                                   20.2     136.7      32.3
                                                --------  --------  --------

   Amortization of investment tax credtis, net     (1.8)     (2.0)     (1.4)
                                                --------  --------  --------
   Income tax expense, net                      $  33.1   $  48.0   $  64.3
                                                ========  ========  ========

The temporary differences which gave rise to the net deferred tax liability at December 31, 2004 and 2003, were as follows (in millions):

                                                            2004      2003
                                                          --------  --------
   Deferred tax liabilities
      Property, plant and equipment                       $ 425.8   $ 399.0
      Employee benefits                                      27.1      32.6
      Other                                                  22.9      24.3
                                                          --------  --------
                                                            475.8     455.9
                                                          --------  --------
   Deferred tax assets
      Unamortized investment tax credits                     22.3      22.8
      Regulatory income tax liability                         9.0      10.2
      Accrued mercury-related costs                           8.0       8.7
      Alternative minimum tax credits                        17.5      17.7
      Other                                                  23.5      23.9
                                                          --------  --------
                                                             80.3      83.3
                                                          --------  --------
   Net deferred tax liability                             $ 395.5   $ 372.6
                                                          ========  ========

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

                                                  2004      2003      2002
                                                --------  --------  --------

   Federal statutory rate                         35.0%     35.0%     35.0%
   State income taxes, net                         5.2       5.0       4.8
   Amortization of investment tax credits         (2.4)     (1.8)     (1.3)
   Amortization of regulatory income
      tax liability                               (2.0)     (1.6)     (1.2)
   Other, net                                     (1.0)       .1       (.2)
                                                --------  --------  --------
   Effective combined federal and state
      income tax rate                             34.8%     36.7%     37.1%
                                                ========  ========  ========

Nicor Gas Company                                                       Page 34
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

The decline in the effective income tax rate to 34.8 percent for 2004 from 36.7 percent in 2003 was primarily a result of lower pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).

The company had available at December 31, 2004, federal alternative minimum tax
(AMT) credit carryforwards for tax purposes of approximately $20 million, which may be used indefinitely to reduce federal income taxes. The company believes it is more likey than not that all of its AMT credit carryforwards will be realized.

In 2003, Nicor Gas received an income tax refund, which adjusted the deferred income tax liability, of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting methods, subject to Internal Revenue Service review and approval as part of normal ongoing audits.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company's tax returns. At December 31, 2004 and December 31, 2003, the company had accrued approximately $4.4 million and $0.7 million, respectively, for such uncertainties.

7. POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company's past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company's share of cost for employees hired after 1982. The company's postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.

The following table sets forth the changes in the plans' benefit obligations and assets, and reconciles the October 1 funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31 (in millions):

                                                              Health care and
                                         Pension benefits      other benefits
                                        ------------------   ------------------
                                          2004      2003       2004      2003
                                        --------  --------   --------  --------
Change in benefit obligation
Benefit obligation at beginning
  of period                             $ 273.1   $ 252.0    $ 173.6   $ 169.3
Service cost                                9.0       7.4        2.4       2.0
Interest cost                              15.7      16.3       10.1      11.1
Actuarial loss                             10.6      21.3        8.2      27.7
Participant contributions                     -         -         .9        .7
Plan amendments                               -         -       (1.9)    (26.7)
Benefits paid                             (25.8)    (23.9)      (8.6)    (10.5)
                                        --------  --------   --------  --------
Benefit obligation at end of period       282.6     273.1      184.7     173.6
                                        --------  --------   --------  --------

Nicor Gas Company                                                       Page 35
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

                                                              Health care and
                                         Pension benefits     other benefits
                                        ------------------   ------------------
                                          2004      2003       2004      2003
                                        --------  --------   --------  --------
Change in plan assets
Fair value of plan assets at beginning
  of period                               383.6     337.9       11.7      13.1
Actual return on plan assets               44.2      69.6        1.2       2.2
Employer contributions                        -         -        5.4       6.2
Participant contributions                     -         -         .9        .7
Benefits paid                             (25.8)    (23.9)      (8.6)    (10.5)
                                        --------  --------   --------  --------
Fair value of plan assets at end
  of period                               402.0     383.6       10.6      11.7
                                        --------  --------   --------  --------

Funded status                           $ 119.4   $ 110.5    $(174.1)  $(161.9)
Unrecognized net actuarial loss            58.4      62.3       88.6      84.4
Unrecognized prior service cost             3.7       4.3        (.8)        -
Unrecognized transition obligation            -         -          -       1.2
Other                                         -         -       (2.7)     (1.5)
                                        --------  --------   --------  --------
Recognized prepaid (accrued) benefit
  cost                                  $ 181.5   $ 177.1    $ (89.0)  $ (77.8)
                                        ========  ========   ========  ========

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $238.8 million and $233.1 million at October 1, 2004 and 2003, respectively. The accrued benefit cost for health care and life insurance benefits is classified as an noncurrent other liability.

In 2003, the company amended the retiree health care plan as it applies to non-unionized employees to improve consistency of benefits among participant groups and reduce the company's share of plan costs effective January 1, 2004. In 2004, further cost-sharing amendments, effective January 1, 2006, were made to the plan for all employees.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                                            Health care and
                                   Pension benefits         other benefits
                                ----------------------   ----------------------
                                 2004    2003    2002     2004    2003    2002
                                ------  ------  ------   ------  ------  ------

Service cost                    $  9.0  $  7.4  $  7.2   $  2.4  $  2.0  $  1.5
Interest cost                     15.7    16.3    16.5     10.1    11.1     9.9
Expected return on plan assets   (31.7)  (28.7)  (36.0)    (1.0)   (1.2)   (1.8)
Recognized net actuarial (gain)
  loss                             2.0     4.3       -      4.6     2.9     1.0
Amortization of unrecognized
  transition (asset) obligation      -       -    (1.0)      .1     3.1     3.1
Amortization of prior service
  cost                              .6      .7      .5        -       -       -
                                ------  ------  ------   ------  ------  ------
Net periodic benefit cost
  (credit)                      $ (4.4) $    -  $(12.8)  $ 16.2  $ 17.9  $ 13.7
                                ======  ======  ======   ======  ======  ======

Nicor Gas Company                                                       Page 36
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

Assumptions used to determine benefit obligations at October 1 included the following:

                                                              Health care and
                                        Pension benefits       other benefits
                                       ------------------    ------------------
                                         2004       2003      2004       2003
                                       --------  --------    --------  --------

Discount rate                            5.75%     6.00%       5.75%     6.00%
Rate of compensation increase            4.00      4.00        4.00      4.00

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

                                                             Health care and
                                   Pension benefits          other benefits
                                ----------------------   ----------------------
                                 2004    2003    2002     2004    2003    2002
                                ------  ------  ------   ------  ------  ------
Discount rate                    6.00%   6.75%   7.25%    6.00%   6.75%   7.25%
Expected return on assets        8.50    8.75    9.25     8.50    8.75    9.25
Rate of compensation increase    4.00    4.00    4.00     4.00    4.00    4.00

Nicor Gas establishes its expected long-term return-on-asset assumption by considering historical and projected returns for each investment asset category. Projected returns are calculated with the assistance of an independent firm via a probability-based model. The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost.

Other assumptions used to determine health care benefit obligations at October 1 were as follows:

                                                                2004     2003
                                                              -------- --------

Health care cost trend rate                                     9.5%     9.5%
Rate to which the cost trend rate is assumed to decline
   (the ultimate rate)                                          5.0%     5.0%
Years to reach ultimate rate                                      4        4

Other assumptions used to determine health care benefit cost for the years ended December 31 were as follows:

                                                     2004      2003      2002
                                                   --------  --------  --------

Health care cost trend rate - Pre-65                  9.5%     11.0%     10.0%
Health care cost trend rate - Post-65                 9.5%     11.0%      7.5%
Rate to which the cost trend rate is assumed
   to decline (the ultimate rate)                     5.0%      5.0%      5.0%
Years to reach ultimate rate                            4         4         4

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):
                                                               One-percent
                                                          ---------------------
                                                           Increase   Decrease
                                                          ---------  ----------

Effect on total of service and interest cost components   $    1.3   $   (1.1)
Effect on benefit obligation                                  18.7      (15.7)

Nicor Gas Company                                                       Page 37
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

In 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP SFAS 106-2). The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans. FSP SFAS 106-2 provides guidance on accounting for the effects of the Act, including the potential subsidy, and requires public companies to reflect the impact by the third quarter of 2004, if determinable and significant. The company's 2004 net periodic postretirement health care costs do not reflect the effects of the Act because the company' actuaries estimated that the impact on 2004 would be minimal. Rather, the company has, as required, reflected its best estimate of the potential subsidy in the October
1, 2004 measurement of the benefit obligation. The potential subsidy reduced the October 1, 2004 benefit obligation by $19.4 million, creating an actuarial gain that will be amortized over the remaining service lives of plan participants.

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

                                  Target          Percentage of plan assets
                                allocation                at October 1
                              -------------------------------------------------
   Asset Category                                    2004            2003
   -------------------                          --------------   --------------

   Equity securities                  69%              69%              70%
   Debt securities                    31               30               29
   Real estate and other               -                1                1
                              -------------     --------------   --------------
                                     100%             100%             100%
                              =============     ==============   ==============

The company does not expect to contribute to its pension plan in 2005 and expects to contribute about $11 million to its other postretirement benefit plan in 2005. The following table sets forth the benefit payments from the plans expected over the next 10 years (in millions):

                                           Health care       Expected
          Twelve months      Pension        and other        Medicare
         ended October 1     benefits        benefits         subsidy
        ----------------    ----------    -------------     ----------

        2005               $     21.7    $         11.0    $         -
        2006                     35.6              11.5           (1.0)
        2007                     16.6              12.0           (1.1)
        2008                     16.7              12.2           (1.1)
        2009                     18.0              12.6           (1.2)
        2010-2014               117.2              67.6           (6.5)

Higher projected pension benefit payments in 2006 reflect an expected increase in retirements due to the health care cost-sharing amendments.

Nicor Gas also has a separate unfunded supplemental retirement plan. The supplemental retirement plan is noncontributory with defined benefits and plan costs of $1.9 million, $0.8 million and $0.9 million in 2004, 2003 and 2002, respectively. The projected benefit obligation associated with the plan was $7.8 million and $6.6 million at December 31, 2004 and 2003, respectively.

Nicor Gas Company                                                       Page 38
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

The company also sponsors defined contribution plans covering substantially all employees. These plans provide for employer matching contributions. The total cost of these plans was $4.5 million, $4.4 million and $4.5 million in 2004, 2003 and 2002, respectively.

8. DIVIDEND AND OTHER RESTRICTIONS

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

9. RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the years ended December 31, 2004, 2003 and 2002, Nicor Gas had net charges to affiliates of $10.3 million, $4.3 million and $1.3 million, respectively. Also, for years ended December 31, 2004, 2003 and 2002 Nicor Gas recorded interest income of $0.1 million, $1.0 million and $1.8 million, respectively, from Nicor.

Nicor Solutions, a subsidiary of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the years ended December 31, 2004, 2003 and 2002 Nicor Gas recorded revenues of $79.6 million, $50.6 million and $13.9 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the years ended December 31, 2004, 2003 and 2002, net charges to (from) Nicor Enerchange were $(28.0) million, $(1.1) million and $10.4 million, respectively.

Horizon Pipeline, a 50 percent-owned joint venture of Nicor, charged Nicor Gas $10.4 million, $10.4 million and $6.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission.

Nicor Technologies, a subsidiary of Nicor, charged Nicor Gas $4.0 million, $4.4 million and $4.6 million for engineering and corrosion services rendered in 2004, 2003 and 2002, respectively.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

Nicor Gas Company                                                       Page 39
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

10. COMMITMENTS

As of December 31, 2004, Nicor Gas had purchase commitments with payments due as follows (in millions):
                                                          Other long-
                           Purchase        Operating         term
                          Obligations        leases       obligations
                         -------------     ----------     ------------

          2005           $        10.4      $      .9      $        .5
          2006                    10.4             .8               .5
          2007                    10.4             .9               .4
          2008                    10.4             .9               .5
          2009                    10.4             .7               .5
          After 2009              24.4            9.1              2.5
                         -------------     -----------    --------------
                         $        76.4      $    13.3      $       4.9
                         =============     ===========    ==============

Purchase obligations consist of natural gas transportation agreements. Operating leases are primarily for office space and equipment. Rental expense under operating leases was $1.0 million, $1.3 million and $2.3 million in 2004, 2003 and 2002, respectively. Other long-term obligations consist primarily of redeemable preferred stock.

11.   RATE PROCEEDING

On November 4, 2004, Nicor Gas filed with the ICC for an overall increase in rates of approximately $83 million (or about 16.5 percent of base rates revenue). The company's filing provided for a rate of return on original-cost rate base of 9.34 percent, which reflects an 11.37 percent cost of common equity. The requested rate increase is needed to recover higher operating costs and increased capital investments. Nicor Gas has not raised base rates since 1996.

As part of the requested rate increase, Nicor Gas has proposed that all Chicago Hub revenues, net of related administrative costs, and approximately two-thirds of all bad debt expenses be passed directly through to customers, reducing the earnings variability of both items. In addition, the company has proposed setting rates assuming normal weather of 5,830 degree days beginning in 2005 versus the 6,000 degree days currently considered by the company as normal.

The ICC normally has 11 months to complete its review of the filing and to issue an order. The proposed rate increase has been suspended pending the completion of the ICC's review.

12. GUARANTEES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 13 Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under

Nicor Gas Company                                                       Page 40
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

these indemnifications is either remote or the amount would be immaterial. No liability has been recorded for these indemnifications.

Nicor Gas has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company, subject to certain limitations. While the company does not expect to incur significant costs under these indemnifications, it is not possible to estimate the maximum potential payments.

13. CONTINGENCIES

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8

Nicor Gas Company                                                       Page 41
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of December 31, 2004, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel indicates that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor

Nicor Gas Company                                                       Page 42
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter and to review and produce additional documents as requested by these agencies. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in the third quarter of 2004. Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of December 31, 2004.

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

FERC Stipulation. On August 2, 2004, Nicor Gas entered into a settlement with the Federal Energy Regulatory Commission (FERC) that resolves an investigation by the Office of Market Oversight and Investigations involving the sharing of confidential storage information with one of Nicor Gas' interstate storage customers in violation of FERC's regulations. FERC's regulations prohibit the provision of undue preferences among customers. There was no evidence that Nicor Gas profited either directly or indirectly by communicating its storage information to its customer. Under the settlement, Nicor Gas paid a civil penalty in the amount of $600,000, and has implemented a compliance plan to prevent similar violations in the future.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Courts of Cook and DuPage Counties, Illinois, claiming a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 28 households.

Nicor Gas Company                                                       Page 43
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (continued)

As of December 31, 2004, Nicor Gas had remaining an estimated liability of $20.2 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively. Amounts recovered during 2004 were immaterial. On October 25, 2004 the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and against various insurers in the amount of $10.2 million with respect to one of Nicor's mercury-related insurance claims. The judgment is subject to appeal, and the insurers have indicated their intention to appeal the judgment. Accordingly, the company has not reflected the $10.2 million in its financial statements.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency (IEPA) for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of December 31, 2004 the company has recorded a liability of $36.8 million. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

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

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the MWRDGC) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot

Nicor Gas Company                                                       Page 44
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (concluded)

predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

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

In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. Although unable to determine the ultimate outcome of these other contingencies, management believes that these amounts are appropriately reflected in the financial statements, including the recording of appropriate liabilities when reasonably estimable.

14. QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions).

                                                   Quarter ended
                                     ------------------------------------------
                                      Mar. 31    June 30    Sept. 30   Dec. 31
                                     ---------  ---------  ---------  ---------
   2004
      Operating revenues             $ 1,035.1  $   338.4  $   226.9  $   763.6
      Operating income                    47.2       13.8        3.1       32.2
      Net income (loss)                   36.5       11.0       (7.3)      21.9

   2003
      Operating revenues             $ 1,096.7  $   379.5  $   223.4  $   652.0
      Operating income                    50.4       26.4        6.2       35.5
      Net income (loss)                   41.5       18.5       (2.8)      25.8

Nicor Gas Company                                                       Page 45
-------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the most recent fiscal quarter of the period covered by this Annual Report on Form 10-K (the "Evaluation").

In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures, as of the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

Nicor Gas Company                                                       Page 46
-------------------------------------------------------------------------------

Item 9A. Controls and Procedures (concluded)

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, the company's Chief Executive Officer and Chief Financial Officer, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

   1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

   2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and;

   3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled "Internal Control--Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company's internal control over financial reporting. Management has concluded that the company's internal control over financial reporting was effective as of December 31, 2004. Deloitte & Touche LLP, an independent registered accounting firm, has issued an attestation report on management's assessment of the company's internal control over financial reporting.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


Item 9B. Other Information

None.

Nicor Gas Company                                                       Page 47
-------------------------------------------------------------------------------

PART III

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to Nicor Gas by Deloitte & Touche LLP for professional services rendered for the years ended December 31, 2004 and 2003 (in millions):

    Fee Category            2004       2003
  ----------------       ---------   --------

  Audit Fees               $  1.4      $  .5
  Audit-Related Fees           .1         .1
  Tax Fees                      -          -
  All Other Fees                -          -
                         ---------   --------
    Total Fees             $  1.5      $  .6

Audit Fees. Consists of fees for professional services rendered for the audit of Nicor Gas' financial statements, the review of the interim financial statements included in quarterly reports, and in connection with statutory and regulatory filings and preparation of comfort letters for debt issuances. In 2004, audit fees also include approximately $540,000 for audits of internal controls over financial reporting.

Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the performance of the audit of Nicor Gas' financial statements and are not reported under "Audit Fees." These services include employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee's policy is to pre-approve all audit and non-audit services provided by Deloitte & Touche LLP. On an ongoing basis, management of Nicor Gas defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of Deloitte & Touche LLP. On a periodic basis, Nicor Gas' management reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts. In 2004, all services provided by Deloitte & Touche LLP were approved in advance by the Committee.

Nicor Gas Company                                                       Page 48
-------------------------------------------------------------------------------

PART IV

Item 15. Exhibits and Financial Statement Schedules

     1) Financial Statements:

        See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

     2) Financial Statement Schedules:

        Schedule
         Number                                                       Page
        --------                                                      ----

                  Report of Independent Registered
                    Public Accounting Firm                             22
           II     Valuation and Qualifying Accounts                    49

        Schedules other than those listed are omitted because they are not applicable.

     3) Exhibits Filed:

        See Exhibit Index filed herewith.

Nicor Gas Company                                                      Page 49
------------------------------------------------------------------------------

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

                                            Additions
                                    ---------------------
                       Balance at   Charged to Charged to              Balance
                       beginning    costs and    other                 at end
     Description       of period    expenses    accounts  Deductions  of period
---------------------- ----------   ---------- ---------- ----------  ---------

  2004
  ----
Allowance for doubtful
 accounts receivable    $ 19.4        $ 32.5     $    -    $ 32.2 (a)   $ 19.7

Accrued mercury-related
 costs                    21.9             -          -       1.7 (b)     20.2

Accrued manufactured gas
 plant environmental
 costs                    33.2             -       18.8 (d)  15.2 (b)     36.8

  2003
  ----
Allowance for doubtful
 accounts receivable    $ 14.4        $ 29.8     $    -    $ 24.8 (a)   $ 19.4

Accrued mercury-related
 costs                    23.4             -          -       1.5 (b)     21.9

Accrued manufactured gas
 plant environmental
 costs                    61.9             -       14.2 (d)  42.9 (b)     33.2

  2002
  ----
Allowance for doubtful
 accounts receivable    $  9.6        $ 25.7     $    -    $ 20.9 (a)   $ 14.4

Accrued mercury-related
 costs                    37.0             -          -      13.6 (c)     23.4

Accrued manufactured gas
 plant environmental
 costs                     3.5             -       79.1 (d)  20.7 (b)     61.9

(a)  Accounts receivable written off, net of recoveries.
(b)  Expenditures, other adjustments.
(c)  Expenditures and reserve reduction to reflect new estimate.
(d) Accrual of estimated future remediation costs that are deferred as regulatory assets.

Nicor Gas Company                                                       Page 50
-------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Nicor Gas Company

Date  February 28, 2005              /s/ RICHARD L.HAWLEY
      -----------------              --------------------
                                       Richard L. Hawley
                                       Executive Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2005.

           Signature                             Title
--------------------------------     -------------------------------

      /s/ RUSS M. STROBEL
        Russ M. Strobel              President and Chief Executive Officer
 (Principal Executive Officer)

     /s/ RICHARD L. HAWLEY
       Richard L. Hawley             Executive Vice President and
 (Principal Financial Officer        Chief Financial Officer
   and Principal Accounting
           Officer)



ROBERT M. BEAVERS, JR.*              Director

BRUCE P. BICKNER*                    Director

JOHN H. BIRDSALL, III*               Director

THOMAS A. DONAHOE*                   Director

R. EDEN MARTIN*                      Director

THOMAS L. FISHER*                    Director

JOHN E. JONES*                       Director

DENNIS J. KELLER*                    Director

WILLIAM A. OSBORN*                   Director

JOHN RAU*                            Director

JOHN F. RIORDAN*                     Director

PATRICIA A. WIER*                    Director

                                   * By  /s/ RICHARD L. HAWLEY
                                         ---------------------
                                             Richard L. Hawley
                                             (Attorney-in-fact)

Nicor Gas Company                                                       Page 51
-------------------------------------------------------------------------------

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

Nicor Gas Company                                                       Page 53
-------------------------------------------------------------------------------

Exhibit Index (concluded)

Exhibit
Number                         Description of Document

  4.10     * Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.10.)

  4.11     * Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.11.)

 10.01     * Directors' Deferred Compensation Plan.  (File No. 1-7296, Form 10-K
             for December 31, 1983, Northern Illinois Gas Company, Exhibit
             10-10.)

 12.01       Computation of Consolidated Ratio of Earnings to Fixed Charges.

 23.01       Consent of Independent Registered Public Accounting Firm.

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