Form 10-Q
period 2005-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2005-05-03
CIK 110104

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2005

                                      or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-7296

                         NORTHERN ILLINOIS GAS COMPANY
                     (Doing business as Nicor Gas Company)
             (Exact name of registrant as specified in its charter)


                  Illinois                           36-2863847
          (State of Incorporation)                (I.R.S. Employer
                                               Identification Number)

             1844 Ferry Road
     Naperville, Illinois 60563-9600                (630)983-8888
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X].

      All shares of common stock are owned by Nicor Inc.

Nicor Gas Company                                                        Page i
-------------------------------------------------------------------------------

Table of Contents

Glossary                                                                     ii

Part I - Financial Information

   Item 1. Financial Statements - (Unaudited).................................1

           Consolidated Statements of Operations:
            Three months ended
            March 31, 2005 and 2004...........................................2

           Consolidated Statements of Cash Flows:
            Three months ended
            March 31, 2005 and 2004...........................................3

           Consolidated Balance Sheets:
            March 31, 2005 and 2004, and
            December 31, 2004.................................................4

           Notes to the Consolidated Financial Statements.....................5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................15

   Item 4. Controls and Procedures...........................................23

Part II - Other Information

   Item 1. Legal Proceedings.................................................24

   Item 6. Exhibits..........................................................24

           Signature.........................................................25

Nicor Gas Company                                                       page ii
-------------------------------------------------------------------------------

Glossary

Chicago Hub. A wholly owned venture of Nicor Gas which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day. The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2005 and 6,000 degree days per year for 2004.

FERC. Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

ICC. Illinois Commerce Commission, the agency that establishes the rules and regulations governing utility rates and services in Illinois.

Mcf, MMcf, Bcf.  Thousand cubic feet, million cubic feet, billion cubic feet.

PBR. Performance-based rate, a regulatory plan which ended on January 1, 2003, that provided economic incentives based on natural gas cost performance.

Nicor Gas Company                                                        Page 1
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following condensed unaudited consolidated financial statements of Northern Illinois Gas Company (doing business as Nicor Gas Company (Nicor
Gas)) have been prepared by the company pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's 2004 Annual Report on Form 10-K.

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

Nicor Gas Company                                                       Page 2
------------------------------------------------------------------------------

Consolidated Statements of Operations (Unaudited)
(millions)

                                                           Three months ended
                                                                March 31
                                                          --------------------
                                                             2005       2004
                                                          ---------  ---------

Operating revenues (includes revenue taxes
   of $72.1 and $70.9, respectively)                      $ 1,078.8  $ 1,035.1
                                                          ---------  ---------

Operating expenses
   Cost of gas                                                836.8      792.2
   Operating and maintenance                                   68.3       63.3
   Depreciation                                                38.6       37.3
   Taxes, other than income taxes                              76.1       74.6
   Income tax expense                                          15.7       20.6
   Mercury-related costs (recoveries), net                       .1        (.1)
                                                          ---------  ---------
                                                            1,035.6      987.9
                                                          ---------  ---------

Operating income                                               43.2       47.2


Other income (expense), net                                      .1          -


Interest expense
   Interest on debt, net of amounts capitalized                 9.7        9.9
   Other                                                        1.1         .8
                                                          ---------  ---------
                                                               10.8       10.7
                                                          ---------  ---------

Net income                                                     32.5       36.5

Dividends on preferred stock                                     .1          -
                                                          ---------  ---------
Earnings applicable to common stock                       $    32.4  $    36.5
                                                          =========  =========




The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                       Page 3
------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                            Three months ended
                                                                 March 31
                                                            ------------------
                                                              2005       2004
                                                            --------   -------
Operating activities
   Net income                                                 $ 32.5    $ 36.5
   Adjustments to reconcile net income to net cash flow
     provided from operating activities:
      Depreciation                                              38.6      37.3
      Deferred income tax (benefit)expense                      (2.5)      4.3
      Changes in assets and liabilities:
        Receivables, less allowances                           (35.1)     (8.8)
        Gas in storage                                         186.6     201.1
        Deferred/accrued gas costs                               1.9      38.0
        Other assets                                            11.9      14.9
        Accounts payable                                      (118.4)    (94.6)
        Temporary last-in, first-out inventory liquidation     403.4     195.9
        Other liabilities                                        4.9       5.1
      Other noncash items                                         .5        .4
                                                            --------   -------
   Net cash flow provided from operating activities            524.3     430.1
                                                            --------   -------

Investing activities
   Capital expenditures                                        (36.8)    (32.3)
                                                            --------   -------
   Net cash flow used for investing activities                 (36.8)    (32.3)
                                                            --------   -------

Financing activities
   Short-term repayments, net                                 (375.0)   (519.0)
   Dividends paid                                              (10.0)    (15.0)
                                                            --------   -------
   Net cash flow used for financing activities                (385.0)   (534.0)
                                                            --------   -------

Net increase (decrease) in cash and cash equivalents           102.5    (136.2)

Cash and cash equivalents, beginning of period                    .1     141.0
                                                            --------   -------

Cash and cash equivalents, end of period                     $ 102.6    $  4.8
                                                            ========   =======


The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                       Page 4
------------------------------------------------------------------------------

Consolidated Balance Sheets (Unaudited)
(millions)

                                               March 31  December 31  March 31
                                                 2005        2004       2004
                                              ---------- -----------  --------
            Assets
            ------

Gas distribution plant, at cost                $ 3,856.5   $ 3,831.5 $ 3,719.2
   Less accumulated depreciation                 1,430.9     1,415.1   1,368.2
                                                --------    --------  --------
                                                 2,425.6     2,416.4   2,351.0
                                                --------    --------  --------

Current assets
   Cash and cash equivalents - affiliates          101.0          .1         -
   Cash and cash equivalents - other                 1.6           -       4.8
   Receivables, less allowances of $29.3,
    $19.7 and $27.3, respectively                  526.1       473.8     410.4
   Receivables - affiliates                          9.6        26.8       7.7
   Gas in storage, at last-in, first-out
    (LIFO) cost                                      2.4       189.0       8.0
   Deferred income taxes                            43.8        41.5      40.5
   Other                                            31.0        33.6      17.2
                                                --------    --------  --------
                                                   715.5       764.8     488.6
                                                --------    --------  --------

Prepaid pension costs                              183.0       181.5     178.2
Other assets                                        57.1        67.3      60.3
                                                --------    --------  --------

                                               $ 3,381.2   $ 3,430.0 $ 3,078.1
                                                ========    ========  ========

             Capitalization and Liabilities
             ------------------------------

Capitalization
   Long-term obligations
    Long-term bonds and notes                  $   495.4   $   495.3 $   494.9
    Mandatorily redeemable preferred stock           4.6         4.5       5.1
                                                --------    --------  --------
                                                   500.0       499.8     500.0
                                                --------    --------  --------

   Preferred stock
    Non-redeemable preferred stock                   1.4         1.4       1.4
                                                --------    --------  --------

   Common equity
    Common stock                                    76.2        76.2      76.2
    Paid-in capital                                108.1       108.1     108.1
    Retained earnings                              478.8       455.3     465.7
    Accumulated other comprehensive
      income (loss)                                 (1.6)       (1.5)     (1.5)
                                                --------    --------  --------
                                                   661.5       638.1     648.5
                                                --------    --------  --------
                                                 1,162.9     1,139.3   1,149.9
                                                --------    --------  --------

Current liabilities
   Long-term obligations due within one year          .5          .5        .5
   Short-term borrowings                               -       375.0      56.0
   Accounts payable                                287.6       406.0     213.2
   Temporary last-in, first-out
      inventory liquidation                        403.4           -     195.9
   Accrued gas costs                                70.1        68.2      85.0
   Dividends payable                                 9.0        10.0      13.0
   Other                                            52.8        47.3      40.2
                                                --------    --------  --------
                                                   823.4       907.0     603.8
                                                --------    --------  --------

Deferred credits and other liabilities
   Accrued future removal costs                    718.3       706.4     682.0
   Deferred income taxes                           437.6       437.0     417.5
   Regulatory income tax liability                  44.0        44.8      47.5
   Unamortized investment tax credits               33.3        33.8      34.9
   Other                                           161.7       161.7     142.5
                                                --------    --------  --------
                                                 1,394.9     1,383.7   1,324.4
                                                --------    --------  --------

                                               $ 3,381.2   $ 3,430.0 $ 3,078.1
                                                ========    ========  ========

The accompanying notes are an integral part of these statements.

Nicor Gas Company                                                        Page 5
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited)

The following notes should be read in conjunction with the financial statement notes included in the Nicor Gas 2004 Annual Report on Form 10-K. Nicor Gas is a wholly owned subsidiary of Nicor Inc. (Nicor). Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

1.   ACCOUNTING POLICIES

Cash and cash equivalents. The company considers investments purchased with an initial maturity of three months or less, or amounts that are due on demand from an affiliate (labeled "Cash and cash equivalents - affiliates" on the Consolidated Balance Sheets), to be cash equivalents.

Gas in storage. Gas in storage inventory is carried at cost applying a last-in, first-out (LIFO) method on a calendar-year basis. For interim periods, the difference between estimated replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

Regulatory assets and liabilities. Nicor Gas is regulated by the Illinois Commerce Commission (ICC), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities as follows (in millions):

                                     March 31   December 31   March 31
                                       2005         2004        2004
                                   -----------  -----------  ----------
   Regulatory assets
   Deferred environmental costs     $    23.5    $    35.4    $   31.8
   Unamortized losses on
    reacquired debt                      19.5         19.9        20.7
   Deferred rate case costs               3.6          2.9          .2
                                   -----------  -----------  ----------
                                    $    46.6    $    58.2    $   52.7
                                   ===========  ===========  ==========


   Regulatory liabilities
   Accrued future removal
    costs - current                 $    12.0    $    11.6    $      -
   Accrued future removal
    costs - noncurrent                  718.3        706.4       682.0
   Accrued gas costs                     70.1         68.2        85.0
   Regulatory income tax
    liability                            44.0         44.8        47.5
   Other noncurrent regulatory
    liabilities                           5.2           .7           -
                                   -----------  -----------  ----------
                                    $   849.6    $   831.7    $  814.5
                                   ===========  ===========  ==========

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the accrued future removal costs obligation is classified in other current liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2005 and 2004 were $70.6 million and $69.5 million, respectively.

Nicor Gas Company                                                        Page 6
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Income and other taxes. The company's effective income tax rate was 32.6 percent for the quarter ended March 31, 2005 and 36.0 percent for the corresponding prior-year period. The decrease in the effective income tax rate in 2005 compared with 2004 was primarily a result of lower projected 2005 pretax income. Lower pretax income typically causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company's tax returns. At March 31, 2005, December 31, 2004 and March 31, 2004, the company had accrued approximately $6.4 million, $4.4 million and $1.8 million, respectively, for such uncertainties.

Reclassifications. Certain reclassifications have been made to conform the prior year's financial statements to the current year's presentation.

2.  NEW ACCOUNTING PRONOUNCEMENT

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 indicates that an entity is required to recognize the fair value of a liability for an asset retirement obligation in the period in which the unconditional legal obligation is incurred, even if the nature of the timing or method of settlement is conditional on some future event that may or may not be within the control of the company. The interpretation is effective for Nicor Gas no later than December 31, 2005 and may be adopted either retrospectively or prospectively. The company is evaluating the interpretation and has not yet determined the impact of adopting its provisions.

3.  SHORT-TERM DEBT

During 2004, Nicor Inc. and Nicor Gas established two revolving credit facilities totaling $900 million with major domestic and foreign banks.
These facilities consist of a $500 million, 3-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver available to Nicor Gas which expired in April
2005. The company had no commercial paper borrowings outstanding at March 31, 2005, and $375 million and $56 million of commercial paper borrowings outstanding at December 31, 2004 and March 31, 2004, respectively. The company is in compliance with the covenants relating to its credit facilities at March 31, 2005.

4.  ACCRUED UNBILLED REVENUES

Receivables included accrued unbilled revenues of $126.6 million, $204.4 million and $95.5 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

Nicor Gas Company                                                        Page 7
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas' First Mortgage Bonds outstanding at March 31, 2005, December 31, 2004 and March 31, 2004 was $500 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $528 million, $530 million and $546 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. These instruments had gross asset (liability) fair values of $17.1 million and zero, respectively, at March 31, 2005, $4.7 million and $(1.1) million, respectively, at December 31, 2004 and $2.7 million and zero, respectively, at March 31, 2004. These financial instruments relate to hedging of natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                                              Health care and
                                         Pension benefits     other benefits
                                        ------------------   -----------------
                                          2005      2004       2005      2004
                                        --------  --------   --------  -------

      Three months ended March 31
       Service cost                     $   2.3   $   2.2    $    .7   $   .6
       Interest cost                        3.9       4.0        2.6      2.5
       Expected return on plan assets      (8.3)     (8.0)       (.2)     (.2)
       Recognized net actuarial loss         .4        .5        1.1      1.2
       Amortization of prior service
        cost                                 .2        .2          -        -
                                        --------  --------   --------  -------
       Net periodic benefit cost
        (credit)                        $  (1.5)  $  (1.1)   $   4.2   $  4.1
                                        ========  ========   ========  =======

Nicor Gas Company                                                        Page 8
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2004 measurement of the postretirement health care obligation. The potential subsidy reduced the benefit obligation by $19.4 million. Beginning in 2005, the company has also reflected its best estimate of the potential subsidy in its measurement of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $0.6 million for the three months ended March 31, 2005. This reduction was offset by general cost increases.

7.  COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS 130, Reporting Comprehensive Income, was equal to net income for the three months ended March 31, 2005 and 2004.

8.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three months ended March 31, 2005 and 2004, Nicor Gas had net charges to affiliates of $4.3 million and $4.1 million, respectively.

At March 31, 2005, Nicor Gas had outstanding cash advances, due on demand from Nicor, of $101 million. No such advances were outstanding as of December 31, 2004 or March 31, 2004. For the quarter ended March 31, 2005 and 2004, interest income from Nicor was negligible. Nicor Gas is restricted by regulation in the amount it can loan to affiliates. The balance of cash advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings.

Nicor Solutions, a subsidiary of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the three months ended March 31, 2005 and 2004, Nicor Gas recorded revenues of $30.9 million and $35.1 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three months ended March 31, 2005 and 2004, net charges from Nicor Enerchange were $8.4 million and $8.3 million, respectively.

In the first quarter of 2005 and 2004, Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.6 million and $2.7 million, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission.

Nicor Gas Company                                                        Page 9
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

In the first quarter of 2005 and 2004, Nicor Technologies, a subsidiary of Nicor, charged Nicor Gas $1.2 million and $0.9 million, respectively, for engineering and corrosion services.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

9.  RATE PROCEEDING

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

As part of the requested rate increase, Nicor Gas has proposed that all Chicago Hub revenues and approximately two-thirds of all bad debt expenses be passed directly through to customers, reducing the earnings variability of both items. In addition, the company has proposed setting rates assuming normal weather of 5,830 degree days beginning in 2005 versus the 6,000 degree days previously considered by the company as normal.

The proposed rate increase has been suspended pending the completion of the ICC's review. The ICC normally has 11 months to complete its review of the rate filing and to issue an order.

On April 5, 2005, Nicor Gas filed rebuttal testimony with the ICC, in response to the direct testimony of the ICC staff and intervenors in the proceeding, and revised its proposed rate increase of approximately $83 million to approximately $78 million. The revised proposal reflects a 10.82 percent cost of common equity resulting in a rate of return on original-cost rate base of 9.03 percent.

10. COMMITMENTS

At March 31, 2005, purchase obligations for property, plant and equipment totaled $27.8 million which was relatively flat compared with year-end 2004. These commitments are mostly related to computer system upgrades and a storage compressor.

11. GUARANTEES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 12 Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote or that the amount would be immaterial and no liability has been recorded for these indemnifications.

Nicor Gas has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company. There is generally no limitation as to the amount. The company does not expect to incur significant costs under these indemnifications.

Nicor Gas Company                                                       Page 10
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

12. CONTINGENCIES

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of March 31, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1.0 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP
(EKT), a natural gas, storage and transportation trader and consultant with whom Nicor Gas did business under the PBR plan.

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

Nicor Gas Company                                                       Page 12
-------------------------------------------------------------------------------

Notes to the Consolidated Financial Statements (Unaudited) (continued)

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2005.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the United States Securities and Exchange Commission (SEC) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.
The SEC may also seek injunctive relief, disgorgement and civil penalties.
The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the Performance-Based Rate (PBR) Plan section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the newly available additional sources of information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary.
Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit
Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2006, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2005. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 28 households.

As of March 31, 2005, Nicor Gas had remaining an estimated liability of $19.7 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency (IEPA) for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of March 31, 2005 the company had recorded a liability of $32.8 million. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

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

Other. In an Illinois Supreme Court decision, the court affirmed the appellate court's decision to permit proceedings to move forward against Nicor Gas relating to a home explosion, which resulted in a fatality, allegedly caused by a faulty gas appliance connector installed by the homeowner. Although unable to determine the ultimate outcome of the above referenced proceeding, the resolution is not expected to have a material adverse impact on the company's financial condition or results of operations. The company is unable to predict any potential operational impact of the Illinois Supreme Court decision.

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

Nicor Gas Company                                                       Page 15
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nicor Gas 2004 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas' results as reported for the first quarter of 2005 and 2004 (in millions):

                                              Three months ended
                                                   March 31
                                              ------------------
                                                2005      2004
                                              --------  --------

          Operating income                    $   43.2  $   47.2
          Net income                              32.5      36.5

Net income for the first quarter of 2005 decreased to $32.5 million from $36.5 million in the first quarter of 2004 due mainly to lower operating income. Operating income decreased $4.0 million in 2005 due primarily to higher operating and maintenance expenses, lower distribution margin and higher depreciation expense.

Operating revenues. Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to Illinois Commerce Commission (ICC) review. Operating revenues increased to $1,078.8 million in the first quarter of 2005 from $1,035.1 million in 2004 due primarily to higher natural gas costs ($71.7 million), partially offset by the impact of warmer weather (approximately $30 million) and lower demand unrelated to weather (approximately $10 million).

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

A reconciliation of gas distribution revenues and margin follows (in millions):

                                                  Three months ended
                                                        March 31
                                                 --------------------
                                                    2005       2004
                                                 ---------  ---------

  Revenues                                       $ 1,078.8  $ 1,035.1
  Cost of gas                                       (836.8)    (792.2)
  Revenue tax expense                                (70.6)     (69.5)
                                                 ---------  ---------
  Margin                                         $   171.4  $   173.4
                                                 =========  =========

Nicor Gas Company                                                       Page 16
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas distribution margin decreased $2.0 million in the first quarter of 2005 compared with the corresponding prior-year period due primarily to the impacts of warmer weather (approximately $2 million) and lower demand unrelated to weather (approximately $1 million), partially offset by higher average rates realized during the period ($0.9 million).

Operating and maintenance expense. Operating and maintenance expense increased $5.0 million to $68.3 million in the first quarter of 2005 from $63.3 million in the 2004 first quarter due primarily to higher general claims ($2.2 million), bad debt expense ($1.7 million), payroll costs ($1.0 million), employee benefit costs ($0.7 million) and municipal franchise costs ($0.4 million). These negative factors were partially offset by lower legal expenses related to the Performance Based Rate (PBR) plan ($2.5 million).
For information about the PBR plan, see the notes to the Consolidated Financial Statements - Note 12 Contingencies.

Income taxes. The company's effective income tax rate was 32.6 percent for the quarter ended March 31, 2005 and 36.0 percent for the corresponding prior-year period. The decrease in the effective income tax rate in 2005 compared with 2004 was primarily a result of lower projected 2005 pretax income. Lower pretax income typically causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income.

Interest expense. Interest expense for the three-month period ended March 31, 2005 remained relatively flat as compared with the corresponding 2004 period. This was the result of the offsetting impacts of higher effective interest rates on debt ($1.4 million) and lower average borrowing levels ($1.5 million).

Nicor Gas Company                                                      Page 17
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Statistics

                                                            Three months ended
                                                                 March 31
                                                           -------------------
                                                             2005       2004
                                                           --------   --------
Operating revenues (millions)
   Sales
     Residential                                           $ 748.6    $ 720.0
     Commercial                                              166.1      158.0
     Industrial                                               23.9       22.7
                                                           --------   --------
                                                             938.6      900.7
                                                           --------   --------
   Transportation
     Residential                                               8.2        8.1
     Commercial                                               24.7       25.2
     Industrial                                               10.3       10.9
     Other                                                     5.1        5.1
                                                           --------   --------
                                                              48.3       49.3
                                                           --------   --------
   Other revenues
     Revenue taxes                                            72.1       70.9
     Environmental cost recovery                              11.9        6.6
     Chicago Hub                                               1.9        1.4
     Other                                                     6.0        6.2
                                                           --------   --------
                                                              91.9       85.1
                                                           --------   --------
                                                         $ 1,078.8  $ 1,035.1
                                                           ========   ========
Deliveries (Bcf)
   Sales
     Residential                                              96.3       99.9
     Commercial                                               21.1       21.6
     Industrial                                                3.1        3.2
                                                           --------   --------
                                                             120.5      124.7
                                                           --------   --------
   Transportation
     Residential                                               8.6        8.8
     Commercial                                               38.9       37.4
     Industrial                                               33.8       36.9
                                                           --------   --------
                                                              81.3       83.1
                                                           --------   --------
                                                             201.8      207.8
                                                           ========   ========
Customers at end of period (thousands)
   Sales
     Residential                                           1,781.2    1,759.0
     Commercial                                              118.1      115.8
     Industrial                                                7.4        7.4
                                                           --------   --------
                                                           1,906.7    1,882.2
                                                           --------   --------
   Transportation
     Residential                                             154.6      144.4
     Commercial                                               59.1       58.6
     Industrial                                                6.0        6.2
                                                           --------   --------
                                                             219.7      209.2
                                                           --------   --------
                                                           2,126.4    2,091.4
                                                           ========   ========
Other statistics
   Degree days                                               2,966      3,030
   Colder (warmer) than normal*                               (1)%       (2)%
   Average gas cost per Mcf sold                            $ 6.90     $ 6.30



*Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be about 5,830 degree days per year for 2005 and 6,000 degree days per year for 2004. On a 6,000 degree day basis, the first quarter of 2005 is 4% warmer than normal.

Nicor Gas Company                                                       Page 18
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, and natural gas purchasing, storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. Over the first and second quarters, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to reduce short-term debt during the first half of the year. Net cash flow provided from operating activities increased $94.2 million to $524.3 million in the 2005 first quarter from $430.1 million in the year-earlier period.

Investing activities. Net cash flow used for investing activities increased $4.5 million to $36.8 million in the 2005 first quarter from $32.3 million in the prior-year period due to higher capital spending.

Financing activities.   Nicor Inc. and Nicor Gas established two revolving
credit facilities totaling $900 million with major domestic and foreign banks in 2004. These facilities, which serve as backup for the issuance of commercial paper, consist of a $500 million, 3-year revolver, expiring September 2007, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver available to Nicor Gas, which expired in April 2005. The company had no commercial paper borrowings outstanding at March 31, 2005, and $375 million and $56 million of commercial paper borrowings outstanding at December 31, 2004 and March 31, 2004, respectively. The company is in compliance with the covenants relating to its credit facilities at March 31, 2005. The company expects that funding from commercial paper and related backup credit facilities will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Nicor Gas maintains margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings.

Other. At March 31, 2005, Nicor Gas had outstanding cash advances due on demand from Nicor, of $101 million. No such advances were outstanding as of December 31, 2004 or March 31, 2004. For the quarter ended March 31, 2005 and 2004, interest income from Nicor was negligible. The company considers investments purchased with an initial maturity of three months or less, or amounts that are due on demand from an affiliate (labeled "Cash and cash equivalents - affiliates" on the Consolidated Balance Sheets), to be cash equivalents.

Contractual obligations. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual obligations in Nicor Gas' 2004 Annual Report on Form 10-K for a discussion of Nicor Gas' contractual obligations.

Nicor Gas Company                                                       Page 19
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OTHER FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Certain rates are updated monthly and designed to recover specific past costs, such as gas supply and environmental costs, subject to an annual prudence review. Base rates, on the other hand, are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented within the Notes to the Consolidated Financial Statements - Note 12 Contingencies - Performance-Based Rate Plan.

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

As part of the requested rate increase, Nicor Gas has proposed that all Chicago Hub revenues and approximately two-thirds of all bad debt expenses be passed directly through to customers, reducing the earnings variability of both items. In addition, the company has proposed setting rates assuming normal weather of 5,830 degree days beginning in 2005 versus the 6,000 degree days previously considered by the company as normal.

The proposed rate increase has been suspended pending the completion of the ICC's review. The ICC normally has 11 months to complete its review of the rate filing and to issue an order.

On April 5, 2005, Nicor Gas filed rebuttal testimony with the ICC, in response to the direct testimony of the ICC staff and intervenors in the proceeding, and revised its proposed rate increase of approximately $83 million to approximately $78 million. The revised proposal reflects a 10.82 percent cost of common equity resulting in a rate of return on original-cost rate base of 9.03 percent.

Weather. Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.

It is estimated that a 100-degree day variation from normal weather would affect Nicor gas' net income by approximately $1 million. Since the first quarter of 2003, external weather protection has not been purchased by the company.

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

Nicor Gas Company                                                       Page 20
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Performance-based rate plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR is currently under ICC review.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of March 31, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the Illinois Attorney
General's Office (IAGO) filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1.0 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (EKT), a natural gas, storage and transportation trader and consultant with whom Nicor Gas did business under the PBR plan.

During the course of the Securities and Exchange Commission (SEC) investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. The company continues to obtain access to and review this information. Review of additional information completed in the third quarter of 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

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

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of March 31, 2005.

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

Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April
2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the Performance-Based Rate (PBR) Plan section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the additional sources of newly available information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Consolidated Financial Statements - Note 12 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Consolidated Financial Statements - Note 12 Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. See the Notes to the Consolidated Financial Statements - Note 12 Contingencies.

Market risk. The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates. There has been no material change in the company's exposure to market risk since the filing of the 2004 Annual Report on Form 10-K.

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Business Performance in Nicor Gas' 2004 Annual Report on Form 10-K for a detailed discussion of additional factors that may affect the company's business performance.

CRITICAL ACCOUNTING ESTIMATES

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in Nicor Gas' 2004 Annual Report on Form 10-K for a discussion of the company's critical accounting estimates.

Nicor Gas Company                                                       Page 23
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

NEW ACCOUNTING PRONOUNCEMENT

Accounting for Conditional Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). For more information, see the Notes to the Consolidated Financial Statements - Note 2 New Accounting Pronouncements.

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

Nicor Gas Company                                                       Page 24
-------------------------------------------------------------------------------

Item 4. Controls and Procedures (concluded)

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and the Notes to the Consolidated Financial Statements - Note 9 Rate Proceeding and Note 12 Contingencies, which are incorporated herein by reference.

Item 6. Exhibits

  Exhibit
  Number                            Description of Document
 --------   -------------------------------------------------------------------
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

Nicor Gas Company                                                       Page 25
-------------------------------------------------------------------------------

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Nicor Gas Company

   May 3, 2005                       /s/ RICHARD L. HAWLEY
  -------------                      --------------------------
     (Date)                          Richard L. Hawley
                                     Executive Vice President and
                                     Chief Financial Officer