Form 10-Q
period 2005-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2005-08-05
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2005

                                       or

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

Nicor Gas Company

Table of Contents
-----------------

Glossary.................................................................... ii



Part I - Financial Information

   Item 1. Financial Statements - (Unaudited)

           Condensed Consolidated Statements of Operations:
            Three and six months ended
            June 30, 2005 and 2004............................................1

           Condensed Consolidated Statements of Cash Flows:
            Six months ended
            June 30, 2005 and 2004........................................... 2

           Condensed Consolidated Balance Sheets:
            June 30, 2005 and 2004, and
            December 31, 2004.................................................3

           Notes to the Condensed Consolidated Financial Statements...........4

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................16

   Item 4. Controls and Procedures...........................................25

Part II - Other Information

   Item 1. Legal Proceedings.................................................25

   Item 6. Exhibits..........................................................26

           Signature.........................................................27

Nicor Gas Company

Glossary
--------

Chicago Hub. A wholly owned venture of Northern Illinois Gas Company (Nicor Gas) which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

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

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

                                         Three months ended   Six months ended
                                              June 30             June 30
                                         ------------------  ------------------
                                           2005      2004       2005     2004
                                         -------   --------  --------  --------

Operating revenues (includes revenue
  taxes of $27.4, $25.2, $99.6 and
  $96.1, respectively)                   $ 372.2   $ 338.4   $1,451.1  $1,373.5
                                         -------  --------   --------  --------

Operating expenses
   Cost of gas                             230.6     200.5    1,067.4     992.7
   Operating and maintenance                58.5      54.5      126.8     117.8
   Depreciation                             38.6      37.4       77.3      74.6
   Taxes, other than income taxes           31.4      29.1      107.4     103.8
   Income tax expense                        1.6       2.9       17.4      23.5
   Mercury-related costs, net                  -        .2         .1        .1
                                         -------  --------   --------  --------
                                           360.7     324.6    1,396.4   1,312.5
                                         -------  --------   --------  --------
Operating income                            11.5      13.8       54.7      61.0
                                         -------  --------   --------  --------

Other income (expense), net
   Property sale gains                        .1       5.5         .1       5.5
   Interest income                           2.1        .4        2.4        .7
   Other income (expense), net               (.1)        -        (.3)      (.4)
   Income taxes on other income              (.8)     (2.1)       (.8)     (2.0)
                                         -------  --------   --------  --------
                                             1.3       3.8        1.4       3.8
                                         -------  --------   --------  --------

Interest expense
   Interest on debt, net of amounts
     capitalized                             8.1       8.4       17.9      18.3
   Other                                     1.1      (1.8)       2.1      (1.0)
                                         -------  --------   --------  --------
                                             9.2       6.6       20.0      17.3
                                         -------  --------   --------  --------

Net income                                   3.6      11.0       36.1      47.5

Dividends on preferred stock                   -         -        (.1)        -
                                         -------  --------   --------  --------

Earnings applicable to common stock       $  3.6    $ 11.0    $  36.0    $ 47.5
                                         =======  ========   ========  ========


The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                          Six months ended
                                                              June 30
                                                         ------------------
                                                            2005      2004
                                                         --------   -------
Operating activities
   Net income                                              $ 36.1    $ 47.5
   Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                           77.3      74.6
      Deferred income tax expense                             (.7)      7.5
      Gain on sale of property, plant and equipment           (.1)     (5.5)
      Changes in assets and liabilities:
       Receivables, less allowances                         258.7     198.5
       Gas in storage                                       178.5     193.7
       Deferred/accrued gas costs                            24.7      (4.9)
       Prepaid pension costs                                 (3.1)     (2.2)
       Other assets                                          11.0     (20.3)
       Accounts payable                                     (15.5)     47.3
       Temporary last-in, first-out inventory
        liquidation                                         171.4      77.8
       Other liabilities                                    (23.6)     (9.2)
      Other noncash items                                     1.5        .8
                                                         --------   -------
   Net cash flow provided from
    operating activities                                    716.2     605.6
                                                         --------   -------

Investing activities
   Capital expenditures                                     (89.4)    (75.2)
   (Increase) decrease in deposits in Nicor
    cash management pool                                   (152.9)     97.5
   Net proceeds from sale of property, plant
    and equipment                                              .1       7.2
   Other investing activities                                 (.1)        -
                                                         --------   -------
   Net cash flow (used for) provided from
    investing activities                                   (242.3)     29.5
                                                         --------   -------

Financing activities
   Disbursements to retire long-term obligations              (.5)      (.5)
   Commercial paper repayments with
    maturities over 90 days                                     -    (540.0)
   Net issuances (repayments) of commercial paper
    with maturities of 90 days or less                     (375.0)    (35.0)
   Dividends paid                                           (19.0)    (28.0)
                                                         --------   -------
   Net cash flow used for financing activities             (394.5)   (603.5)
                                                         --------   -------

Net increase in cash and cash equivalents                    79.4      31.6

Cash and cash equivalents, beginning of period                  -      43.5
                                                         --------   -------

Cash and cash equivalents, end of period                  $  79.4    $ 75.1
                                                         ========   =======


The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

                                          June 30     December 31    June 30
                                            2005          2004         2004
                                        ------------  -----------  ------------
                  Assets
                  ------

Gas distribution plant, at cost            $ 3,897.1    $ 3,831.5     $ 3,753.8
   Less accumulated depreciation             1,446.3      1,415.1       1,384.2
                                          ----------    ---------     ---------
                                             2,450.8      2,416.4       2,369.6
                                          ----------    ---------     ---------

Current assets
   Cash and cash equivalents                    79.4            -          75.1
   Deposits in Nicor cash management pool      153.0           .1             -
   Receivables, less allowances of $29.1,
    $19.7 and $26.1, respectively              234.2        473.8         201.8
   Receivables - affiliates                      7.7         26.8           9.0
   Gas in storage, at last-in, first-out
     cost                                       10.5        189.0          13.0
   Deferred income taxes                        42.1         41.5          44.8
   Other                                        39.1         33.6          49.1
                                           ---------    ---------     ---------
                                               566.0        764.8         392.8
                                           ---------    ---------     ---------

Prepaid pension costs                          184.6        181.5         179.3
Other assets                                    52.1         67.3          63.8
                                           ---------    ---------     ---------

                                           $ 3,253.5    $ 3,430.0     $ 3,005.5
                                           =========    =========     =========

      Capitalization and Liabilities
      ------------------------------

Capitalization
  Long-term obligations
    Long-term bonds and notes              $   495.5    $   495.3     $   495.0
    Mandatorily redeemable preferred stock       4.1          4.5           4.6
                                           ---------    ---------     ---------
                                               499.6        499.8         499.6
                                           ---------    ---------     ---------
  Preferred stock
    Non-redeemable preferred stock               1.4          1.4           1.4
                                           ---------    ---------     ---------

  Common equity
    Common stock                                76.2         76.2          76.2
    Paid-in capital                            108.1        108.1         108.1
    Retained earnings                          482.4        455.3         476.8
    Accumulated other comprehensive
      loss, net                                  (.8)        (1.5)         (1.5)
                                           ---------    ---------     ---------
                                               665.9        638.1         659.6
                                           ---------    ---------     ---------
                                             1,166.9      1,139.3       1,160.6
                                           ---------    ---------     ---------

Current liabilities
  Long-term obligations due within one year       .5           .5            .5
  Short-term borrowings                            -        375.0             -
  Accounts payable                             390.5        406.0         355.1
  Temporary last-in, first-out inventory
    liquidation                                171.4            -          77.8
  Accrued gas costs                             92.9         68.2          42.1
  Dividends payable                                -         10.0             -
  Other                                         36.1         47.3          21.7
                                           ---------    ---------     ---------
                                               691.4        907.0         497.2
                                           ---------    ---------     ---------

Deferred credits and other liabilities
  Accrued future removal costs                 730.5        706.4         694.0
  Deferred income taxes                        439.0        437.0         425.9
  Regulatory income tax liability               43.2         44.8          46.5
  Unamortized investment tax credits            32.8         33.8          34.2
  Other liabilities                            149.7        161.7         147.1
                                           ---------    ---------     ---------
                                             1,395.2      1,383.7       1,347.7
                                           ---------    ---------     ---------

                                           $ 3,253.5    $ 3,430.0     $ 3,005.5
                                           =========    =========     =========


The accompanying notes are an integral part of these statements.

Nicor Gas Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

The following condensed unaudited consolidated financial statements of Northern Illinois Gas Company (doing business as Nicor Gas Company (Nicor Gas)) have been prepared by the company pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's 2004 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

2.  ACCOUNTING POLICIES

Cash and cash equivalents. Cash equivalents are comprised of highly liquid investments with an initial maturity of three months or less. The carrying value of these amounts approximates fair value because of their short maturity.

Change in accounting policy for Deposits in Nicor Cash Management Pool. During the quarter ended June 30, 2005, Nicor Gas changed its accounting policy concerning classification of certain cash deposited with Nicor Inc. (Nicor). The new policy results in the reclassification of deposits with Nicor from "Cash and cash equivalents - affiliates" to "Deposits in Nicor cash management pool" and reflects cash flows arising from withdrawals and deposits from the pool as cash flows provided by (used for) investing activities.

Although none of the agreements or conditions governing these deposits have changed, Nicor Gas has elected to change the presentation of such deposits to show them as a separate current asset and not as a cash equivalent as we believe this classification is preferable. Nicor Gas continues to have the contractual right to withdraw these funds on demand and continues to have the ability to access funds deposited in these accounts on a daily basis.

The Condensed Consolidated Balance Sheets and Statements of Cash Flows for all prior periods presented in this report have been reclassified to conform to the current presentation. The change also resulted in the reclassification as of June 30, 2005 and December 31, 2004 of $153.0 million and $0.1 million, respectively, of "Cash and cash equivalents - affiliates" to "Deposits in Nicor cash management pool." There were no such deposits as of June 30, 2004.

A summary of the effect of the change in presentation of the Condensed Consolidated Statement of Cash Flows is presented below:


                                          Six Months Ended
                                            June 30, 2004
                                            -------------

Cash used for investing activities
  as previously presented                   $      (68.0)
Cash withdrawals with Nicor                         97.5
                                            -------------
Cash provided by investing activities,
  as currently reported                     $       29.5
                                            =============

Net decrease in cash and cash
  equivalents as previously presented       $      (65.9)
  Cash withdrawals with Nicor                       97.5
                                            -------------
Net increase in cash and cash               $       31.6
  equivalents, as currently reported        =============

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

                                        June 30    December 31     June 30
                                         2005         2004           2004
                                      ----------   -----------   ----------
   Regulatory assets
   Deferred environmental costs       $    17.7    $     35.4    $    31.5
   Unamortized losses on
     reacquired debt                       19.3          19.9         20.4
   Deferred rate case costs                 3.6           2.9          1.2
   Other noncurrent regulatory
     assets                                  .3             -            -
                                      ----------   -----------   ---------
                                      $    40.9    $     58.2    $    53.1
                                      ==========   ===========   =========

   Regulatory liabilities
   Accrued future removal
     costs - current                  $    12.1    $     11.6    $       -
   Accrued future removal
     costs - noncurrent                   730.5         706.4        694.0
   Accrued gas costs                       92.9          68.2         42.1
   Regulatory income tax liability         43.2          44.8         46.5
   Other noncurrent regulatory
     liabilities                            5.0            .7          2.2
                                      ----------   -----------   ---------
                                      $   883.7    $    831.7    $   784.8
                                      ==========   ===========   =========

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the accrued future removal costs obligation is classified in current other liabilities. The noncurrent regulatory liabilities are classified in noncurrent other liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and six months ended June 30, 2005 were $26.7 million and $97.3 million, respectively, and $24.5 million and $94.0 million, respectively, for the same periods ended June 30, 2004.

Income and other taxes. For the six months ended June 30, 2005, the company's effective income tax rate declined to 33.6 percent from 35.0 percent for the year-earlier period. The decrease in the effective income tax rate in 2005 compared with 2004 was primarily a result of lower projected 2005 pretax income. Lower pretax income typically causes a lower effective income tax rate since tax credits become a larger share of pretax income. The effective income tax rate for the quarter-ended June 30, 2005 increased to 41.4 percent from 31.5 percent for the prior-year quarter. These quarterly effective income tax rates compared to the year-to-date effective tax rates reflect changes to forecasted annual income in the second quarter of each year. Such changes are not significant for the year-to-date periods, but they have a disproportionate impact on the second quarter effective tax rate as the income before income taxes is relatively low.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company's tax returns. At June 30, 2005, December 31, 2004 and June 30, 2004, the company had accrued approximately $6.6 million, $4.4 million and $3.0 million, respectively, for such uncertainties.

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

3.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3. The statement requires retrospective application of voluntary changes in accounting principle and error corrections. Retrospective application is also required for mandatory changes in accounting principle if the transition method is not prescribed. The statement is effective for the company beginning January 1, 2006 and will be adopted prospectively at that time.

Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 indicates that an entity is required to recognize the fair value of a liability for an asset retirement obligation in the period in which the unconditional legal obligation is incurred, even if the nature of the timing or method of settlement is conditional on some future event that may or may not be within the control of the company. The interpretation is effective for Nicor Gas no later than December 31, 2005 and may be adopted either retrospectively or prospectively. The company is evaluating the interpretation and has not yet determined the impact of adopting its provisions, if any, or the method of adoption.

4.  SHORT-TERM DEBT

Nicor and Nicor Gas established two revolving credit facilities totaling $900 million with major domestic and foreign banks in 2004. These facilities, which serve as backup for the issuance of commercial paper, consist of a $500 million, three-year revolver, expiring September 2007, available to Nicor and Nicor Gas, and a $400 million, 210-day seasonal revolver available to Nicor Gas which expired in April 2005. The company had no commercial paper borrowings outstanding at June 30, 2005 and 2004, and $375 million commercial paper borrowings outstanding at December 31, 2004. The company is in compliance with all debt covenants at June 30, 2005.

5.  ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $43.6 million, $204.4 million and $46.4 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas' First Mortgage Bonds outstanding at June 30, 2005, December 31, 2004 and June 30, 2004 was $500 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $549 million, $530 million and $517 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. These instruments had gross asset (liability) fair values of $14.3 million and zero, respectively, at June 30, 2005, $4.7 million and $(1.1) million, respectively, at December 31, 2004 and $5.6 million and $(0.1) million, respectively, at June 30, 2004. These financial instruments relate to hedging of natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                              Pension          Health care and
                                              benefits         other benefits
                                           ---------------    ----------------
                                            2005    2004        2005    2004
                                           ------- -------    -------  -------

      Three months ended June 30
       Service cost                        $  2.3  $  2.2     $   .7   $   .6
       Interest cost                          3.9     3.9        2.6      2.5
       Expected return on plan assets        (8.3)   (7.9)       (.2)     (.2)
       Recognized net actuarial loss           .4      .5        1.1      1.2
       Amortization of prior service cost      .2      .2          -        -
                                           ------- -------    -------  -------
       Net periodic benefit cost (credit)  $ (1.5) $ (1.1)    $  4.2   $  4.1
                                           ======= =======    =======  =======

      Six months ended June 30
       Service cost                        $  4.7  $  4.5     $  1.3   $  1.2
       Interest cost                          7.8     7.9        5.2      5.1
       Expected return on plan assets       (16.6)  (15.9)       (.5)     (.5)
       Recognized net actuarial loss           .7     1.0        2.4      2.3
       Amortization of prior service cost      .3      .3          -        -
                                           ------- -------    -------  -------
       Net periodic benefit cost (credit)  $ (3.1) $ (2.2)    $  8.4   $  8.1
                                           ======= =======    =======  =======

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2004 measurement of the postretirement health care obligation. The potential subsidy reduced the benefit obligation by $19.4 million. Beginning in 2005, the company has also reflected its best estimate of the potential subsidy in its measurement of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $0.6 million and $1.2 million for the three and six month periods ended June 30, 2005, respectively. This reduction was offset by general medical cost increases.

8.  COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and was as follows (in millions):

                                  Three months ended      Six months ended
                                       June 30                June 30
                                  ------------------     -----------------
                                    2005     2004           2005     2004
                                  -------- ---------     --------- --------

Net income                        $   3.6  $   11.0      $   36.1  $  47.5
Other comprehensive income,
  net of tax                           .8         -            .7        -
                                  -------- ---------     --------- --------
Total comprehensive income        $   4.4  $   11.0      $   36.8  $  47.5
                                  ======== =========     ========= ========

Net other comprehensive income consists primarily of a reduction to the minimum pension liability resulting from a settlement in an unfunded supplemental retirement plan.

9.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three and six months ended June 30, 2005, Nicor Gas had net charges to affiliates of $1.7 million and $6.0 million, respectively. For the three and six months ended June 30, 2004, Nicor Gas had net charges to affiliates of $3.9 million and $8.1 million, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor. By virtue of making deposits or advances to Nicor, Nicor Gas is exposed to credit risk to the extent it is unable to secure the return of such deposits for any reason. There are ICC regulations addressing the amount and circumstances in which Nicor Gas can deposit with the cash management pool or advance to affiliates. Nicor Gas practice also provides that the balance of cash deposits or advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings. Nicor Gas' positive cash deposits, if any, may be applied by Nicor to offset negative balances of other Nicor subsidiaries and vice versa.

Nicor Gas had deposits in the Nicor cash management pool, due on demand from Nicor, of $153.0 million, $0.1 million and zero as of June 30, 2005, December 31, 2004 and June 30, 2004, respectively. For the three and six months ended June 30, 2005, Nicor Gas recorded interest income of $1.1 million from these deposits, at a rate of interest equal to the higher of Nicor's commercial paper rate or a market rate of return on a short-term investment. For the 2004 periods, interest income from these deposits was insignificant.

Nicor Solutions, a subsidiary of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the three and six months ended June 30, 2005, Nicor Gas recorded revenues of $13.6 million and $44.5 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers. For the three and six months ended June 30, 2004, such revenues were $14.4 million and $49.5 million, respectively.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three and six months ended June 30, 2005, net charges from Nicor Enerchange were insignificant and $8.4 million, respectively. For the three and six months ended June 30, 2004, net charges from Nicor Enerchange were $3.3 million and $12.1 million, respectively.

Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.6 million and $5.2 million for the three and six months ended June 30, 2005, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission. For the three and six months ended June 30, 2004, Horizon Pipeline charged Nicor Gas $2.6 million and $5.3 million, respectively, for this service.

EN Engineering, a 50-percent-owned joint venture of Nicor has provided engineering and corrosion services to Nicor Gas. For the three and six months ended June 30, 2005, Nicor Gas was charged $0.9 million and $2.1 million, respectively, for these services. For the three and six months ended June 30, 2004, Nicor Gas was charged $0.9 million and $1.7 million, respectively.

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

The proposed rate increase has been suspended pending the completion of the ICC's review. The ICC normally has 11 months, from the date of the company's filing, to complete its review of the rate filing and to issue an order.

On April 5, 2005, Nicor Gas filed rebuttal testimony with the ICC, in response to the direct testimony of the ICC staff and intervenors in the proceeding, and revised its proposed rate increase of approximately $83 million to approximately $78 million. The revised proposal reflects a 10.82 percent cost of common equity resulting in a rate of return on original-cost rate base of 9.03 percent.

11.  COMMITMENTS

During the six months ended June 30, 2005, purchase obligations for property, plant and equipment decreased $12.7 million to $15.0 million. These commitments are primarily related to computer system upgrades.

12.  GUARANTEES AND INDEMNITIES

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

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office (IAGO) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of June 30, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1.0 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (EKT), a natural gas, storage and transportation trader and consultant with whom Nicor Gas did business under the PBR plan.

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

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2005.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the PBR plan section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the newly available additional sources of information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Gas Line ComfortGuard Service. On May 5, 2005, a consumer class action was filed in the Circuit Court of Cook County, Illinois entitled Rivera v. Nicor Inc., Nicor Gas and Nicor Services. Nicor Gas is a defendant in the case. The plaintiff alleges deceptive practices relating to the marketing and sale of the Gas Line ComfortGuard service offered by Nicor Services. The plaintiff also alleges violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment. The plaintiff is seeking damages in an amount equal to the total Gas Line ComfortGuard charges paid by the plaintiff and the putative class members, punitive damages, and attorney's fees and costs. Nicor Gas is unable to predict the likely outcome of this litigation or Nicor Gas' potential exposure related thereto (if any).

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2007, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2006. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 28 households.

As of June 30, 2005, Nicor Gas had remaining an estimated liability of $19.0 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million and $20 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003 and 2002, respectively. Amounts recovered during 2004 and 2005 were immaterial. On October 25, 2004 the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and against various insurers in the amount of $10.2 million with respect to one of Nicor's mercury-related insurance claims. The insurers have filed an appeal of the judgment. Accordingly, the company has not reflected the $10.2 million in its financial statements.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of June 30, 2005 the company had recorded a liability of $23.4 million. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

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

Other. In an Illinois Supreme Court decision, the court affirmed the appellate court's decision to permit proceedings to move forward against Nicor Gas relating to a home explosion, which resulted in a fatality, allegedly caused by a faulty gas appliance connector installed by the homeowner. The company has reached a settlement in the above referenced proceeding, which did not have a material adverse impact on the company's financial condition or results of operations. The company is unable to predict any potential operational impact of the Illinois Supreme Court decision.

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

Item 2. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations
        -------------------------

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Northern Illinois Gas Company (Nicor Gas) 2004 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas' results as reported for the three and six-month periods ended June 30, 2005 and 2004 (in millions):

                             Three months ended     Six months ended
                                  June 30               June 30
                             -----------------      ----------------
                               2005     2004          2005    2004
                             -------- --------      -------- -------

 Operating income            $  11.5  $  13.8       $  54.7  $ 61.0
 Net income                      3.6     11.0          36.1    47.5

Net income decreased for both the three and six-month periods ended June 30, 2005 compared to the prior-year periods due mainly to lower operating income and a decrease in property sales gains.

Operating income for the second quarter decreased $2.3 million in 2005 due primarily to higher operating and maintenance expenses and depreciation, which more than offset the effects of slightly higher margin. For the year-to-date period, the $6.3 million decline in operating income was due primarily to higher operating and maintenance expenses and depreciation.

Operating revenues. Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to Illinois Commerce Commission (ICC) review. Operating revenues increased to $372.2 million and $1,451.1 million in the three and six-month periods of 2005, from $338.4 million and $1,373.5 million in 2004, due primarily to higher natural gas costs ($51.5 million and $123.6 million increases, respectively), partially offset by lower demand unrelated to weather (approximately $15 million and $30 million decreases, respectively), and the impact of warmer weather (approximately $10 million and $30 million decreases, respectively).

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

For the second quarter and the six-month period, gas distribution margin was relatively flat compared to the prior-year periods. A reconciliation of gas distribution revenues and margin follows (in millions):

                                  Three months ended      Six months ended
                                       June 30                 June 30
                                  ------------------     ------------------
                                    2005      2004         2005       2004
                                  --------  --------     ---------  --------

 Revenues                         $ 372.2   $ 338.4      $ 1,451.1  $1,373.5
 Cost of gas                       (230.6)   (200.5)      (1,067.4)   (992.7)
 Revenue tax expense                (26.7)    (24.5)         (97.3)    (94.0)
                                  --------  --------     ---------  --------
 Margin                           $ 114.9   $ 113.4      $   286.4  $  286.8
                                  ========  ========     =========  ========

Operating and maintenance expense. Operating and maintenance expense increased $4.0 million to $58.5 million in the second quarter and $9.0 million to $126.8 million in the six-month period of 2005. The three-month increase was due primarily to increases in bad debt expenses ($1.1 million increase), natural gas costs to operate company equipment and facilities ($1.0 million increase) and labor and employee benefit-related costs ($1.0 million increase). The $9.0 million increase in the six-month period was due primarily to increases in bad debt expenses ($2.8 million increase), labor and employee benefit-related costs ($2.8 million increase), general claims ($2.1 million increase) and natural gas costs to operate company equipment and facilities ($1.5 million increase).

Income taxes. For the six months ended June 30, 2005, the company's effective income tax rate declined to 33.6 percent from 35.0 percent for the year-earlier period. The decrease in the effective income tax rate in 2005 compared with 2004 was primarily a result of lower projected 2005 pretax income. Lower pretax income typically causes a lower effective income tax rate since tax credits become a larger share of pretax income. The effective income tax rate for the quarter ended June 30, 2005 increased to 41.4 percent from 31.5 percent for the prior-year quarter. These quarterly effective income tax rates compared to the year-to-date effective tax rates reflect changes to forecasted annual income that occurred in the second quarter of each year. Such changes are not significant for the year-to-date periods, but they have a disproportionate impact on the second quarter effective tax rate as the income before income taxes is relatively low.

Other income (expense), net. Other income decreased to $1.3 million and $1.4 million respectively, for the three and six-month periods ending June 30, 2005 from $3.8 million for the year-earlier periods due to the absence of a $5.5 million gain on a June 2004 sale of property, partially offset by increased current year interest income from higher balances on deposit in the Nicor cash management pool and lower tax expense on other income. The company continues to assess its ownership of real estate holdings.

Interest expense. Interest expense for the quarter ended June 30, 2005 increased $2.6 million over the year-earlier period due primarily to interest on tax deficiencies ($2.8 million increase) mostly related to the current year absence of a favorable IRS settlement in 2004.

Interest expense for the year-to-date period ended June 30, 2005 increased $2.7 million over the year-earlier period due primarily to interest on tax deficiencies ($3.0 million increase) mostly related to the current year absence of a favorable IRS settlement in 2004. This increase was partially offset by the net impact of lower corporate borrowing levels ($1.9 million decrease) at higher average rates on corporate borrowings ($1.7 million increase).

Nicor Gas Company
Operating Statistics


                                   Three months ended     Six months ended
                                         June 30              June 30
                                   ------------------   --------------------
                                     2005      2004        2005      2004
                                   --------  --------   ---------  ---------
Operating revenues (millions)
   Sales
    Residential                     $ 239.7   $ 216.2    $  988.3  $   936.2
    Commercial                         52.9      48.3       219.0      206.3
    Industrial                          6.7       5.8        30.6       28.5
                                   --------  --------   ---------  ---------
                                      299.3     270.3     1,237.9    1,171.0
                                   --------  --------   ---------  ---------
   Transportation
    Residential                         6.2       5.0        14.3       13.1
    Commercial                         14.8      13.8        39.5       38.9
    Industrial                          8.6       9.4        19.0       20.3
    Other                               2.5       2.2         7.6        7.4
                                   --------  --------   ---------  ---------
                                       32.1      30.4        80.4       79.7
                                   --------  --------   ---------  ---------

   Other revenues
    Revenue taxes                      27.4      25.2        99.6       96.1
    Environmental cost recovery         2.7       3.3        14.5        9.9
    Chicago Hub                         3.3       2.6         5.2        4.0
    Other                               7.4       6.6        13.5       12.8
                                   --------  --------   ---------  ---------
                                       40.8      37.7       132.8      122.8
                                   --------  --------   ---------  ---------
                                    $ 372.2   $ 338.4   $ 1,451.1  $ 1,373.5
                                   ========  ========   =========  =========

Deliveries (Bcf)
   Sales
    Residential                        22.9      24.9       119.2      124.9
    Commercial                          5.3       5.8        26.4       27.4
    Industrial                           .7        .7         3.7        3.9
                                   --------  --------   ---------   --------
                                       28.9      31.4       149.3      156.2
                                   --------  --------   ---------   --------
   Transportation
    Residential                         2.9       2.1        11.6       10.9
    Commercial                         13.2      12.3        52.0       49.7
    Industrial                         25.7      26.2        59.6       63.1
                                   --------  --------   ---------   --------
                                       41.8      40.6       123.2      123.7
                                   --------  --------   ---------   --------
                                       70.7      72.0       272.5      279.9
                                   ========  ========   =========   ========

Customers at end of period (thousands)
   Sales
    Residential                     1,774.7   1,769.5
    Commercial                        117.9     115.9
    Industrial                          7.3       7.4
                                   --------  --------
                                    1,899.9   1,892.8
                                   --------  --------
   Transportation
    Residential                       160.9     133.9
    Commercial                         58.1      57.3
    Industrial                          6.0       6.0
                                   --------  --------
                                      225.0     197.2
                                   --------  --------
                                    2,124.9   2,090.0
                                   ========  ========

Other statistics
   Degree days                          580       591       3,546      3,621
   Colder (warmer) than normal*       (16)%     (12)%        (4)%       (4)%
   Average gas cost per Mcf sold     $ 7.85    $ 6.28      $ 7.08     $ 6.30


*Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2005 and 6,000 degree days for 2004. On a 6,000 degree day basis, the three and six month periods ended June 30, 2005, were 14% and 6% warmer than the prior-year periods, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the third and fourth quarters due to increases in natural gas purchases, gas in storage and accounts receivable. Over the first and second quarters, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to reduce short-term debt during the first half of the year. Net cash flow provided from operating activities increased $110.6 million to $716.2 million for the six months ended June 30, 2005 from $605.6 million in the year-earlier period.

Investing activities. Net cash flow used for investing activities increased $271.8 million to $242.3 million for the six months ended June 30, 2005 compared to $29.5 million of cash provided by investing activities in the prior-year period. This increase reflects a higher level of deposits made into the Nicor cash management pool during 2005, driven by the aforementioned improvement in operating cash flow.

Financing activities. Nicor and Nicor Gas established two revolving credit facilities totaling $900 million with major domestic and foreign banks in 2004. These facilities, which serve as backup for the issuance of commercial paper, consist of a $500 million, three-year revolver, expiring September 2007, available to Nicor and Nicor Gas, and a $400 million, 210-day seasonal revolver available to Nicor Gas, which expired in April 2005. The company had no commercial paper borrowings outstanding at June 30, 2005 and 2004, as it repaid $375 million and $575 million, respectively, of commercial paper borrowings during the six-month periods then ended. As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and or new credit agreements, which the company is in the process of establishing. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements. The company is in compliance with all debt covenants at June 30, 2005.

Nicor Gas maintains margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

Change in accounting policy for cash and cash equivalents. The company considers investments purchased with an initial maturity of three months or less to be cash equivalents. During the quarter ended June 30, 2005, Nicor Gas changed its accounting policy concerning the classification of certain cash deposited with Nicor.

The new policy results in the reclassification of "Cash and cash equivalents - affiliates" to "Deposits in Nicor cash management pool" and reflects cash flows arising from withdrawals and deposits from the pool as cash flows provided by (used for) investing activities.

Although none of the agreements or conditions governing these deposits has changed, Nicor Gas has elected to change the presentation of such deposits to show them as a separate current asset and not as a cash equivalent as we believe this classification is preferable. Nicor Gas continues to have the contractual right to withdraw these funds on demand and continues to have the ability to access funds deposited in these accounts on a daily basis.

The Condensed Consolidated Balance Sheets and Statements of Cash Flows for all prior periods presented in this report have been reclassified to conform to the current presentation. This change in policy resulted in the reclassification as of June 30, 2005 and December 31, 2004 of $153.0 million and $0.1 million, respectively, of "Cash and cash equivalents - affiliates" to "Deposits in Nicor cash management pool" and (decreased) increased the cash from investing activities by ($152.9) million and $97.5 million, respectively, for the six-month periods ended June 30, 2005 and 2004. There were no such deposits as of June 30, 2004.

For the three and six months ended June 30, 2005, Nicor Gas recorded interest income of $1.1 million from deposits with Nicor. For the three and six months ended June 30, 2004, Nicor Gas recorded interest income of zero and $0.1 million, respectively. Nicor Gas is restricted by regulation in the amount it can loan to affiliates. The balance of cash advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings.

Contractual obligations. Nicor Gas' natural gas purchase obligations increased approximately $300 million from year-end due to the execution of additional natural gas purchase agreements and expected higher future natural gas prices partially offset by payments made in connection with natural gas purchases completed under such agreements. The company contracts for its winter purchase requirements several months preceding the heating season. Pricing for these agreements is generally based on future market prices. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual obligations in Nicor Gas' 2004 Annual Report on Form 10-K for further discussion of Nicor Gas' contractual obligations.

OTHER FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Certain rates are updated monthly and designed to recover specific past costs, such as gas supply and environmental costs, subject to an annual prudence review. Base rates, on the other hand, are changed only through a rate case proceeding with the ICC and are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented below and within the Notes to the Condensed Consolidated Financial Statements - Note 13 Contingencies - Performance-Based Rate Plan.

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

The proposed rate increase has been suspended pending the completion of the ICC's review. The ICC normally has 11 months, from the date of the company's filing, to complete its review of the rate filing and to issue an order.

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

Other Tax Related Item. In 2003, Nicor received an income tax refund, which adjusted the deferred income tax liability, of approximately $100 million. The refund was attributable to a tax loss carryback associated with a change in tax accounting method, and it remains subject to Internal Revenue Service review and approval as part of normal ongoing audits.

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

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (CUB) filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office (CCSAO), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office (IAGO) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (CIDs) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of June 30, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1.0 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (EKT), a natural gas, storage and transportation trader and consultant with whom Nicor Gas did business under the PBR plan.

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

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of June 30, 2005.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC's invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the PBR section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the additional sources of newly available information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas' potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Gas Line ComfortGuard Service. Nicor Gas is a defendant in a purported class action. Information about this lawsuit is presented within the Notes to the Condensed Consolidated Financial Statements - Note 13 Contingencies - Gas Line ComfortGuard Service.

Mercury. Future operating results may be impacted by adjustments to the company's estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in the Notes to the Condensed Consolidated Financial Statements - Note 13 Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in the Notes to the Condensed Consolidated Financial Statements - Note 13 Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas costs prudence reviews and other matters. See the Notes to the Condensed Consolidated Financial Statements - Note 13 Contingencies.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued several new pronouncements that have not yet been adopted by Nicor as of June 30, 2005. In May 2005, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). These pronouncements are currently under review by the company. For more information, see the Notes to the Condensed Consolidated Financial Statements - Note 3 New Accounting Pronouncements.

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

Item 4.    Controls and Procedures
-------    -----------------------

The company carried out an evaluation under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
------- -----------------

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and the Notes to the Condensed Consolidated Financial Statements - Note 10 Rate Proceeding and Note 13 Contingencies, which are incorporated herein by reference.

Item 6. Exhibits
------- --------

  Exhibit
  Number                           Description of Document
  -------       ---------------------------------------------------------------
    3.01     *  Articles of Incorporation of the company. (File No. 1-7296,
                Form 10-K for 1980, Exhibit 3-01.)

    3.02     *  Amendment to Articles of Incorporation of the company.  (File
                No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

    3.03     *  By-Laws of the company as amended by the company's Board of
                Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

   12.01        Computation of Consolidated Ratio of Earnings to Fixed Charges.

   18.01        Letter regarding change in accounting principles.

   31.01        Rule 13a-14(a)/15d-14(a) certification.

   31.02        Rule 13a-14(a)/15d-14(a) certification.

   32.01        Section 1350 certification.

   32.02        Section 1350 certification.

* These exhibits have been previously filed with the United States Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Nicor Gas Company

    August 4, 2005                   /s/ RICHARD L. HAWLEY
    --------------                   --------------------------
       (Date)                        Richard L. Hawley
                                     Executive Vice President and
                                     Chief Financial Officer