Form 10-Q
period 2005-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2005-11-04
CIK 110104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2005

                                       or

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


      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

      All shares of common stock are owned by Nicor Inc.

Nicor Gas Company

Table of Contents
-----------------

Glossary.....................................................................ii

Part I - Financial Information

   Item 1. Financial Statements - (Unaudited)

           Condensed Consolidated Statements of Operations:
             Three and nine months ended
             September 30, 2005 and 2004......................................1

           Condensed Consolidated Statements of Cash Flows:
             Nine months ended
             September 30, 2005 and 2004......................................2

           Condensed Consolidated Balance Sheets:
             September 30, 2005 and 2004, and
             December 31, 2004................................................3

           Notes to the Condensed Consolidated Financial Statements...........4

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................16

   Item 4. Controls and Procedures...........................................26

Part II - Other Information

   Item 1. Legal Proceedings.................................................27

   Item 6. Exhibits..........................................................27

   Signature.................................................................29

Nicor Gas Company

Glossary
--------

Chicago Hub. A wholly owned venture of Northern Illinois Gas Company, doing business as Nicor Gas Company ("Nicor Gas") which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

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

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

                                         Three months ended   Nine months ended
                                            September 30        September 30
                                         ------------------  ------------------
                                           2005      2004       2005     2004
                                         -------   --------  --------  --------

Operating revenues (includes revenue
  taxes of $12.8, $13.4, $112.4 and
  $109.5, respectively)                  $ 241.5   $ 226.9   $1,692.6  $1,600.4
                                         -------  --------   --------  --------

Operating expenses
   Cost of gas                             134.9     118.4    1,202.3   1,111.1
   Operating and maintenance                50.9      55.2      177.6     173.0
   Depreciation                             38.6      37.2      115.9     111.8
   Taxes, other than income taxes           16.6      17.0      124.0     120.8
   Income tax (benefit) expense             (3.4)     (3.7)      14.0      19.8
   Mercury-related costs
     (recoveries), net                        .1       (.3)        .3       (.2)
                                         -------  --------   --------  --------
                                           237.7     223.8    1,634.1   1,536.3
                                         -------  --------   --------  --------
Operating income                             3.8       3.1       58.5      64.1
                                         -------  --------   --------  --------

Other income (expense), net
   Property sale gains                        .1         -         .2       5.5
   Interest income                           1.5        .1        3.9        .8
   Net other income (expense)                  -      (1.8)       (.4)     (2.3)
   Income tax (benefit) expense
     on other income                         (.6)       .7       (1.4)     (1.3)
                                         -------  --------   --------  --------
                                             1.0      (1.0)       2.3       2.7
                                         -------  --------   --------  --------

Interest expense
   Interest on debt, net of amounts
     capitalized                             8.5       8.7       26.3      27.0
   Other                                     1.7        .7        3.9       (.4)
                                         -------  --------   --------  --------
                                            10.2       9.4       30.2      26.6
                                         -------  --------   --------  --------

Net income (loss)                        $  (5.4)  $  (7.3)  $   30.6  $   40.2
                                         =======  ========   ========  ========


The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

                                                          Nine months ended
                                                            September 30
                                                         ------------------
                                                            2005      2004
                                                         --------   -------
Operating activities
   Net income                                              $ 30.6    $ 40.2
   Adjustments to reconcile net income to net cash flow
    provided from operating activities:
      Depreciation                                          115.9     111.8
      Deferred income tax (benefit) expense                 (56.1)     10.0
      Gain on sale of property, plant and equipment           (.2)     (5.5)
      Changes in assets and liabilities:
       Receivables, less allowances                         315.7     241.3
       Gas in storage                                      (121.2)   (107.4)
       Deferred/accrued gas costs                           217.4      45.4
       Prepaid pension costs                                 (4.6)     (3.3)
       Other assets                                         (90.4)    (50.7)
       Accounts payable                                     120.5      84.0
       Other liabilities                                    (20.4)     (9.3)
   Other noncash items                                        2.4       1.4
                                                         --------   -------
   Net cash flow provided from
    operating activities                                    509.6     357.9
                                                         --------   -------

Investing activities
   Capital expenditures                                    (136.8)   (123.9)
   Decrease in deposits in Nicor
    cash management pool                                       .1      97.5
   Net proceeds from sale of property, plant
    and equipment                                              .3       7.2
   Other investing activities                                 (.1)        -
                                                         --------   -------
   Net cash flow used for investing activities             (136.5)    (19.2)
                                                         --------   -------

Financing activities
   Disbursements to retire long-term obligations              (.5)      (.5)
   Commercial paper repayments with
    maturities over 90 days                                     -    (540.0)
   Net issuances (repayments) of commercial paper
    with maturities of 90 days or less                     (344.0)    225.0
   Dividends paid                                           (28.0)    (41.0)
   Other financing activities                                 (.5)        -
                                                         --------   -------
   Net cash flow used for financing activities             (373.0)   (356.5)
                                                         --------   -------

Net increase (decrease) in cash and cash equivalents           .1     (17.8)

Cash and cash equivalents, beginning of period                  -      43.5
                                                         --------   -------

Cash and cash equivalents, end of period                  $    .1    $ 25.7
                                                         ========   =======


The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

                                        September 30  December 31  September 30
                                            2005          2004         2004
                                        ------------  -----------  ------------
                  Assets
                  ------

Gas distribution plant, at cost            $ 3,933.2    $ 3,831.5     $ 3,791.8
   Less accumulated depreciation             1,462.4      1,415.1       1,400.2
                                          ----------    ---------     ---------
                                             2,470.8      2,416.4       2,391.6
                                          ----------    ---------     ---------

Current assets
   Cash and cash equivalents                      .1            -          25.7
   Deposits in Nicor cash management pool          -           .1             -
   Receivables, less allowances of $25.2,
    $19.7 and $21.8, respectively              177.6        473.8         145.3
   Receivables - affiliates                      7.3         26.8           9.5
   Gas in storage, at last-in, first-out
     cost                                      310.2        189.0         314.5
   Deferred income taxes                           -         41.5          48.0
   Other                                       138.9         33.6          88.4
                                           ---------    ---------     ---------
                                               634.1        764.8         631.4
                                           ---------    ---------     ---------

Prepaid pension costs                          186.1        181.5         180.4
Other assets                                    53.8         67.3          68.5
                                           ---------    ---------     ---------

                                           $ 3,344.8    $ 3,430.0     $ 3,271.9
                                           =========    =========     =========

      Capitalization and Liabilities
      ------------------------------

Capitalization
  Long-term obligations
    Long-term bonds and notes              $   495.7     $  495.3     $   495.1
    Mandatorily redeemable preferred stock       4.0          4.5           4.6
                                           ---------    ---------     ---------
                                               499.7        499.8         499.7
                                           ---------    ---------     ---------
  Preferred stock
    Non-redeemable preferred stock               1.4          1.4           1.4
                                           ---------    ---------     ---------

  Common equity
    Common stock                                76.2         76.2          76.2
    Paid-in capital                            108.1        108.1         108.1
    Retained earnings                          458.9        455.3         443.5
    Accumulated other comprehensive
      loss, net                                  (.8)        (1.5)         (1.5)
                                           ---------    ---------     ---------
                                               642.4        638.1         626.3
                                           ---------    ---------     ---------
                                             1,143.5      1,139.3       1,127.4
                                           ---------    ---------     ---------

Current liabilities
  Long-term obligations due within one year       .5           .5            .5
  Short-term borrowings                         31.0        375.0         260.0
  Accounts payable                             526.5        406.0         388.6
  Accrued gas costs                            285.6         68.2          92.4
  Deferred income taxes                         27.5            -             -
  Dividends payable                              9.0         10.0          13.0
  Other                                         36.5         47.3          32.9
                                           ---------    ---------     ---------
                                               916.6        907.0         787.4
                                           ---------    ---------     ---------

Deferred credits and other liabilities
  Accrued future removal costs                 742.8        706.4         694.4
  Deferred income taxes                        315.0        437.0         431.5
  Regulatory income tax liability               42.3         44.8          46.6
  Unamortized investment tax credits            32.2         33.8          34.1
  Other liabilities                            152.4        161.7         150.5
                                           ---------    ---------     ---------
                                             1,284.7      1,383.7       1,357.1
                                           ---------    ---------     ---------

                                           $ 3,344.8    $ 3,430.0     $ 3,271.9
                                           =========    =========     =========


The accompanying notes are an integral part of these statements.

Nicor Gas Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

The following condensed unaudited consolidated financial statements of Northern Illinois Gas Company (doing business as Nicor Gas Company ("Nicor Gas")) have been prepared by the company pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's 2004 Annual Report on Form 10-K.

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

Change in accounting policy for Deposits in Nicor Cash Management Pool. During the quarter ended June 30, 2005, Nicor Gas changed its accounting policy concerning classification of certain cash deposited with Nicor Inc. ("Nicor"). The new policy results in the reclassification of deposits with Nicor from "Cash and cash equivalents - affiliates" to "Deposits in Nicor cash management pool" and reflects cash flows arising from withdrawals and deposits from the pool as cash flows provided by (used for) investing activities.

Although none of the agreements or conditions governing these deposits have changed, Nicor Gas elected to change the presentation of such deposits to show them as a separate current asset and not as a cash equivalent as we believe this classification is preferable. Nicor Gas continues to have the contractual right to withdraw these funds on demand and continues to have the ability to access funds deposited in these accounts on a daily basis.

The Condensed Consolidated Balance Sheets and Statements of Cash Flows for all prior periods presented in this report have been reclassified to conform to the current presentation. The change also resulted in the reclassification as of December 31, 2004 of $0.1 million of "Cash and cash equivalents - affiliates" to "Deposits in Nicor cash management pool." There were no such deposits as of September 30, 2005 and 2004.

A summary of the effect of the change in presentation of the Condensed Consolidated Statement of Cash Flows is presented below (in millions):

                                                  Nine Months Ended
                                                    September 30,
                                                        2004
                                                  -----------------

  Cash used for investing activities as
    previously presented                          $         (116.7)
  Cash withdrawals with Nicor                                 97.5
                                                  -----------------
  Cash used for investing activities, as
    currently reported                            $          (19.2)
                                                  =================


  Net decrease in cash and cash equivalents
    as previously presented                       $         (115.3)
  Cash withdrawals with Nicor                                 97.5
                                                  -----------------
  Net decrease in cash and cash equivalents,      $          (17.8)
    as currently reported                         =================

Regulatory assets and liabilities. Nicor Gas is regulated by the Illinois Commerce Commission ("ICC"), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities as follows (in millions):

                                    September 30    December 31    September 30
                                        2005           2004            2004
                                    ------------    -----------    ------------
   Regulatory assets
   Deferred environmental costs     $      20.0     $     35.4     $      34.3
   Unamortized losses on
     reacquired debt                       19.0           19.9            20.1
   Deferred rate case costs                 3.6            2.9             2.4
   Other                                     .4              -               -
                                    ------------    -----------    ------------
                                    $      43.0     $     58.2     $      56.8
                                    ============    ===========    ============

   Regulatory liabilities
   Accrued future removal
     costs - current                $      12.1     $     11.6     $      11.6
   Accrued future removal
     costs - noncurrent                   742.8          706.4           694.4
   Accrued gas costs                      285.6           68.2            92.4
   Regulatory income tax
     liability                             42.3           44.8            46.6
   Other                                    7.7             .7             3.4
                                    ------------    -----------    ------------
                                    $   1,090.5     $    831.7     $     848.4
                                    ============    ===========    ============

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the accrued future removal costs obligation is classified in current other liabilities. Other regulatory liabilities are classified in noncurrent other liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and nine months ended September 30, 2005 were $11.9 million and $109.2 million, respectively, and $12.6 million and $106.6 million, respectively, for the same periods ended September 30, 2004.

Income and other taxes. For the nine months ended September 30, 2005, the company's overall effective income tax rate decreased to 33.5 percent from 34.4 percent for the year-earlier period. The decrease in the effective income tax rate in 2005 compared with 2004 was primarily a result of lower projected 2005 pretax income. Lower pretax income typically causes a lower effective income tax rate since tax credits become a larger share of pretax income. The effective income tax rate for the quarter-ended September 30, 2005 decreased to 34.2 percent from 37.8 percent for the prior-year quarter. These quarterly effective income tax rates reflect changes to forecasted annual income in the third quarter of each year. Such changes are not significant for the year-to-date periods, but they can have a disproportionate impact on the third quarter effective income tax rate as the income before income taxes is relatively low.

The company accrues income and other taxes and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company's tax returns. At September 30, 2005, December 31, 2004 and September 30, 2004, the company had accrued approximately $7.9 million, $4.4 million and $3.8 million, respectively, for such uncertainties.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method, (which increased its deferred income tax liability), subject to Internal Revenue Service ("IRS") review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximate $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. As a result of this revision, the company reclassified from deferred to current income tax expense approximately $50 million, reflecting the amount repaid during the third quarter 2005. The company expects to repay the remaining amounts during the fourth quarter of 2005 and in 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company's financial condition.

Reclassifications. Certain reclassifications have been made to conform the prior year's financial statements to the current year's presentation.

3.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement requires retrospective application of voluntary changes in accounting principle and error corrections. Retrospective application is also required for mandatory changes in accounting principle if the transition method is not prescribed. The statement is effective for the company beginning January 1, 2006 and will be adopted prospectively at that time.

Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 indicates that an entity is required to recognize the fair value of a liability for an asset retirement obligation in the period in which the unconditional legal obligation is incurred, even if the nature of the timing or method of settlement is conditional on some future event that may or may not be within the control of the company. The interpretation is effective for Nicor Gas no later than December 31, 2005 and will be adopted prospectively at that time. The company is evaluating the interpretation and has not yet determined the impact of adopting its provisions.

4.  SHORT-TERM DEBT

In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replace the $500 million, three-year revolver, which was to expire in September 2007 and the $400 million, 210-day seasonal revolver, which expired in April 2005. In connection with this replacement, the company charged to interest expense $0.5 million of unamortized costs on the $500 million revolver.

The new replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, 5-year revolver, expiring September 2010, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2006, available to Nicor Gas. The company had $31 million, $375 million and $260 million of commercial paper borrowings outstanding at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The company believes it is in compliance with all debt covenants at September 30, 2005.

5.  ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $52.5 million, $204.4 million and $44.0 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas' First Mortgage Bonds outstanding at September 30, 2005, December 31, 2004 and September 30, 2004 was $500 million. Based on quoted market interest rates, the fair value of the company's First Mortgage Bonds outstanding, including current maturities, was approximately $531 million, $530 million and $534 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. These instruments had gross asset (liability) fair values of $98.5 million and $(0.1) million, respectively, at September 30, 2005, $4.7 million and $(1.1) million, respectively, at December 31, 2004 and $19.1 million and zero, respectively, at September 30, 2004, excluding the value of exchange traded daily settled contracts. As of September 30, 2005, $96.4 million of the $98.5 million gross asset fair value was classified as current other assets. These financial instruments relate to hedging of natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

                                                                Health care and
                                           Pension benefits     other benefits
                                           ----------------     ---------------
                                            2005     2004         2005    2004
                                           -------  -------     ------- -------

Three months ended September 30
   Service cost                            $  2.3   $  2.2      $   .7  $   .6
   Interest cost                              3.9      3.9         2.6     2.5
   Expected return on plan assets            (8.3)    (7.9)        (.2)    (.2)
   Recognized net actuarial loss               .4       .5         1.1     1.2
   Amortization of prior service cost          .2       .2           -       -
                                           -------  -------     ------- -------
   Net periodic benefit cost (credit)      $ (1.5)  $ (1.1)     $  4.2  $  4.1
                                           =======  =======     ======= =======

Nine months ended September 30
   Service cost                            $  7.0   $  6.7      $  2.0  $  1.8
   Interest cost                             11.7     11.8         7.7     7.6
   Expected return on plan assets           (24.9)   (23.8)        (.7)    (.7)
   Recognized net actuarial loss              1.1      1.5         3.8     3.4
   Amortization of prior service cost          .5       .5         (.1)     .1
                                           -------  -------     ------- -------
   Net periodic benefit cost (credit)      $ (4.6)  $ (3.3)     $ 12.7  $ 12.2
                                           =======  =======     ======= =======

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2004 measurement of the postretirement health care obligation. The potential subsidy reduced the benefit obligation by $19.4 million. Beginning in 2005, the company has also reflected its best estimate of the potential subsidy in its measurement of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $0.6 million and $1.8 million for the three and nine month periods ended September 30, 2005, respectively. This reduction was offset by general medical cost increases.

8.  COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and was as follows (in millions):

                                       Three months ended    Nine months ended
                                          September 30          September 30
                                       ------------------    ------------------
                                         2005      2004        2005      2004
                                       --------  --------    --------  --------

Net income (loss)                      $  (5.4)  $  (7.3)    $   30.6  $   40.2
Other comprehensive income,
  net of tax                                 -         -           .7         -
                                       --------  --------    --------  --------
Total comprehensive income (loss)      $  (5.4)  $  (7.3)    $   31.3  $   40.2
                                       ========  ========    ========  ========

Net other comprehensive income consists of a reduction to the minimum pension liability resulting from a settlement of certain unfunded supplemental retirement benefits.

9.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three and nine months ended September 30, 2005, Nicor Gas had net charges to (from) affiliates of $(0.6) million and $5.4 million, respectively. For the three and nine months ended September 30, 2004, Nicor Gas had net charges to affiliates of $1.9 million and $9.9 million, respectively.

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

Nicor Gas had deposits in the Nicor cash management pool, due on demand from Nicor, of zero, $0.1 million and zero as of September 30, 2005, December 31, 2004 and September 30, 2004, respectively, due primarily to the seasonal cash requirements of the business. For the three and nine months ended September 30, 2005, Nicor Gas recorded interest income of $0.7 million and $1.8 million, respectively, from deposits in the Nicor cash management pool, at a rate of interest equal to the higher of Nicor's commercial paper rate or a market rate of return on a short-term investment. For the 2004 periods, interest income from these deposits was insignificant.

Nicor Solutions, a subsidiary of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the three and nine months ended September 30, 2005, Nicor Gas recorded revenues of $5.6 million and $50.1 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers. For the three and nine months ended September 30, 2004, such revenues were $7.3 million and $56.7 million, respectively.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the three and nine months ended September 30, 2005, net charges from Nicor Enerchange were $0.5 million and $9.0 million, respectively. For the three and nine months ended September 30, 2004, net charges from Nicor Enerchange were $4.7 million and $16.8 million, respectively.

Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.6 million and $7.8 million for the three and nine months ended September 30, 2005, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission. For the three and nine months ended September 30, 2004, Horizon Pipeline charged Nicor Gas $2.6 million and $7.8 million, respectively, for this service.

EN Engineering, a 50-percent-owned joint venture of Nicor, has provided engineering and corrosion services to Nicor Gas. For the three and nine months ended September 30, 2005, Nicor Gas was charged $1.1 million and $3.2 million, respectively, for these services. For the three and nine months ended September 30, 2004, Nicor Gas was charged $1.1 million and $2.9 million, respectively.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

10.  RATE PROCEEDING

Nicor Gas filed a request with the ICC for an overall increase in rates on November 4, 2004. On September 30, 2005, Nicor Inc. announced that its gas distribution business, Nicor Gas, received approval from the ICC for a $54.2 million base rate increase. On the same day, Nicor Gas filed tariffs that it believed complied with the ICC's order. However, the Chief Clerk of the ICC purported to reject those tariff sheets as not in compliance with the rate order. On October 4, 2005, Nicor Gas filed revised tariffs that were accepted by the Chief Clerk of the ICC. On October 5, 2005, Nicor Gas filed a motion requesting a ruling from the ICC that the original tariffs filed on September 30, 2005, complied with the ICC's rate order.

On October 18, 2005 Nicor Gas filed an application for rehearing of the final order of the rate case with the ICC. The ICC on November 2, 2005, granted in part and denied in part Nicor Gas' Application for Rehearing in its general rate case. The ICC granted rehearing with respect to: the effect of updated gas prices on a portion of uncollectible expense, the allocation of therms to Nicor Gas' general residential rate, and the need to remove certain storage charges so as to preserve the balance between bundled rates and transportation rates available to Nicor Gas' large customers. The ICC denied rehearing as to the remaining issues raised in Nicor Gas' Application. In addition, four intervening parties to the case also filed applications for rehearing. It is expected that the ICC shall accept or deny these applications in November 2005.

The revised tariffs filed with the ICC on October 4, 2005 were designed to result in a base rate increase of approximately $48.8 million and were based on an allowed rate of return on original-cost rate base of 8.85 percent which reflects a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas' purchase gas adjustment ("PGA") rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average.

11.  COMMITMENTS

During the nine months ended September 30, 2005, purchase obligations for property, plant and equipment decreased $12.8 million to $14.9 million. These commitments are primarily related to computer system upgrades.

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

Performance-Based Rate ("PBR") Plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under ICC review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board ("CUB") filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office ("CCSAO"), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office ("IAGO") has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands ("CIDs") to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel ("Report") to Nicor's Board of Directors on October 28, 2002.

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP ("EKT"), a natural gas, storage and transportation trader and consultant with whom Nicor Gas did business under the PBR plan.

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

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel indicates that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2005.

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

Gas Line ComfortGuard Service. On May 5, 2005, a consumer class action was filed in the Circuit Court of Cook County, Illinois entitled Rivera v. Nicor Inc., Nicor Gas and Nicor Services. Nicor Gas is a defendant in the case. The plaintiff alleges deceptive practices relating to the marketing and sale of the Gas Line ComfortGuard service offered by Nicor Services. The plaintiff also alleges violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment. The plaintiff is seeking damages in an amount equal to the total Gas Line ComfortGuard charges paid by the plaintiff and the putative class members, punitive damages, and attorney's fees and costs. In the third quarter of 2005, the case was transferred to the Circuit Court of Dupage County, Illinois. Nicor Gas is unable to predict the likely outcome of this litigation or Nicor Gas' potential exposure related thereto.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2007, to provide medical screening to persons exposed to mercury from its equipment, and will use its best efforts to replace any remaining inside residential mercury regulators by 2006. The class action settlement permitted class members to "opt out" of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 27 households.

As of September 30, 2005, Nicor Gas had remaining an estimated liability of $18.2 million, representing management's best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

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

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of September 30, 2005 the company had recorded a liability of $22.3 million. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, Commonwealth Edison Company and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the ongoing cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the "MWRDGC") under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot predict the outcome of this litigation or the company's potential exposure thereto and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company's financial condition or results of operations.

Other. In an Illinois Supreme Court decision, the court affirmed the appellate court's decision to permit proceedings to move forward against Nicor Gas relating to a home explosion, which resulted in a fatality, allegedly caused by a faulty gas appliance connector installed by the homeowner. The company has reached a settlement in the above referenced proceeding, which did not have a material adverse impact on the company's financial condition or results of operations. The company is unable to predict any potential operational impact, if any, of the Illinois Supreme Court decision.

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

Item 2. Management's Discussion and Analysis of Financial Condition
------- -----------------------------------------------------------
        and Results of Operations
        -------------------------

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Northern Illinois Gas Company, doing business as Nicor Gas Company, ("Nicor Gas") 2004 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas' results as reported for the three and nine-month periods ended September 30, 2005 and 2004 (in millions):

                                 Three months ended      Nine months ended
                                    September 30            September 30
                                 ------------------      ------------------
                                   2005      2004          2005      2004
                                 --------  --------      --------  --------

  Operating income               $    3.8  $    3.1      $   58.5  $   64.1
  Net income (loss)                  (5.4)     (7.3)         30.6      40.2

Net income (loss) improved by $1.9 million for the three-month period ended September 30, 2005 compared with the prior-year period due mainly to higher operating income and other income, partially offset by increased interest expense. For the year-to-date period, the $9.6 million decline in net income was due mainly to lower operating income and a decrease in property sale gains.

Operating income for the third quarter increased $0.7 million in 2005 due to lower operating and maintenance expenses, offset by lower gas distribution margin and higher depreciation. For the year-to-date period, the $5.6 million decline in operating income was due primarily to higher operating and maintenance expenses and depreciation.

Operating revenues. Gas distribution revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to Illinois Commerce Commission ("ICC") review. For the 2005 three-month period compared with a year ago, revenues increased $14.6 million due primarily to higher natural gas costs ($28.5 million increase), partially offset by lower demand unrelated to weather (approximately $10 million decrease) and the impact of warmer weather (approximately $5 million decrease). For the 2005 nine-month period compared with a year ago, revenues increased $92.2 million due primarily to higher natural gas costs ($151.7 million increase), partially offset by lower demand unrelated to weather (approximately $40 million decrease) and the impact of warmer weather (approximately $35 million decrease). These results do not reflect the impact of the rate order tariffs, which became effective on October 4, 2005, and is expected to increase fourth-quarter revenues by approximately $12 million, assuming normal weather.

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

For both the three and nine-month periods, margin declined slightly due primarily to lower deliveries compared with the prior-year periods. A reconciliation of gas distribution revenues and margin follows (in millions):

                                   Three months ended        Nine months ended
                                      September 30              September 30
                                   ------------------        ------------------
                                     2005      2004            2005      2004
                                   --------  --------        --------  --------

  Revenues                         $  241.5  $  226.9        $1,692.6  $1,600.4
  Cost of gas                        (134.9)   (118.4)       (1,202.3) (1,111.1)
  Revenue tax expense                 (11.9)    (12.6)         (109.2)   (106.6)
                                   --------  --------        --------  --------
  Margin                           $   94.7  $   95.9        $  381.1  $  382.7
                                   ========  ========        ========  ========

Operating and maintenance expense. For the three months ended September 30, 2005, operating and maintenance expense decreased $4.3 million compared with the prior-year period due primarily to lower legal expenses ($2.5 million decrease) and the absence of a 2004 adjustment related to customer reimbursements ($1.1 million decrease). The $4.6 million increase in the nine-month period was due primarily to higher bad debt expenses ($3.7 million increase), labor and employee benefit-related costs ($2.2 million increase), natural gas and fuel costs to operate company equipment and facilities ($1.7 million increase) and information technology-related costs ($1.2 million increase), partially offset by lower net legal and claims expenses ($4.2 million decrease), and the absence of a 2004 adjustment related to customer reimbursements ($1.8 million decrease).

Income taxes. For the nine months ended September 30, 2005, the company's overall effective income tax rate decreased to 33.5 percent from 34.4 percent for the year-earlier period. The decrease in the effective income tax rate in 2005 compared with 2004 was primarily a result of lower projected 2005 pretax income. Lower pretax income typically causes a lower effective income tax rate since tax credits become a larger share of pretax income. The effective income tax rate for the quarter-ended September 30, 2005 decreased to 34.2 percent from
37.8 percent for the prior-year quarter. These quarterly effective income tax rates reflect changes to forecasted annual income in the third quarter of each year. Such changes are not significant for the year-to-date periods, but they can have a disproportionate impact on the third-quarter effective income tax rate as the income before income taxes is relatively low.

Other income (expense), net. Other income (expense), net increased to $1.0 million for the three-month period ending September 30, 2005 from ($1.0) million in the corresponding prior-year period due primarily to the absence of a loss from the performance-based rates ("PBR") plan recorded in the third quarter of 2004 ($1.8 million loss). For more information, see Notes to the Condensed Consolidated Financial Statements - Note 13 Contingencies - Performance-Based Rate Plan.

For the nine-month period ending September 30, 2005, other income (expense), net decreased to $2.3 million from $2.7 million for the comparative year-earlier period due primarily to the absence of a $5.5 million gain on a June 2004 sale of property, partially offset by increased current-year interest income from higher balances on deposit in the Nicor cash management pool coupled with the absence of a loss from the PBR plan recorded in the third quarter of 2004. The company continues to assess its ownership of real estate holdings.

Interest expense. Interest expense for the quarter ended September 30, 2005 rose $0.8 million due primarily to the impact of higher average interest rates ($1.0 million increase), and increased interest on tax deficiencies ($1.0 million increase) related mostly to the current-year absence of a favorable Internal Revenue Service ("IRS") settlement in 2004, partially offset by the impact of lower average borrowing levels ($1.5 million decrease).

Interest expense for the nine-month period ended September 30, 2005 rose $3.6 million over the year-earlier period. The increase reflects higher interest on tax deficiencies ($3.9 million increase) related mostly to the current-year absence of a favorable IRS settlement in 2004, and an increase in average interest rates ($3.0 million increase), partially offset by the impact of lower average borrowing levels ($3.7 million decrease).

Nicor Gas Company
Operating Statistics


                                   Three months ended     Nine months ended
                                      September 30          September 30
                                   ------------------   --------------------
                                     2005      2004        2005      2004
                                   --------  --------   ---------  ---------
Operating revenues (millions)
   Sales
    Residential                     $ 152.4   $ 143.0    $1,140.7  $ 1,079.2
    Commercial                         36.0      30.6       255.0      236.9
    Industrial                          4.3       3.6        34.9       32.1
                                   --------  --------   ---------  ---------
                                      192.7     177.2     1,430.6    1,348.2
                                   --------  --------   ---------  ---------
   Transportation
    Residential                         4.8       4.1        19.1       17.2
    Commercial                         11.5      11.8        51.0       50.7
    Industrial                         10.4      10.9        29.4       31.2
    Other                               1.0       1.8         8.6        9.2
                                   --------  --------   ---------  ---------
                                       27.7      28.6       108.1      108.3
                                   --------  --------   ---------  ---------

   Other revenues
    Revenue taxes                      12.8      13.4       112.4      109.5
    Environmental cost recovery         1.4       2.1        15.9       11.9
    Chicago Hub                         2.4       1.7         7.5        5.8
    Other                               4.5       3.9        18.1       16.7
                                   --------  --------   ---------  ---------
                                       21.1      21.1       153.9      143.9
                                   --------  --------   ---------  ---------
                                    $ 241.5   $ 226.9   $ 1,692.6  $ 1,600.4
                                   ========  ========   =========  =========

Deliveries (Bcf)
   Sales
    Residential                        12.0      13.4       131.2      138.2
    Commercial                          3.1       3.1        29.5       30.5
    Industrial                           .4        .3         4.1        4.3
                                   --------  --------   ---------   --------
                                       15.5      16.8       164.8      173.0
                                   --------  --------   ---------   --------
   Transportation
    Residential                         1.1       1.0        12.7       11.9
    Commercial                          8.8       9.2        60.9       58.9
    Industrial                         25.1      25.2        84.7       88.3
                                   --------  --------   ---------   --------
                                       35.0      35.4       158.3      159.1
                                   --------  --------   ---------   --------
                                       50.5      52.2       323.1      332.1
                                   ========  ========   =========   ========

Customers at end of period (thousands)
   Sales
    Residential                     1,771.2   1,765.6
    Commercial                        117.9     114.3
    Industrial                          7.3       7.2
                                   --------  --------
                                    1,896.4   1,887.1
                                   --------  --------
   Transportation
    Residential                       160.0     134.3
    Commercial                         57.6      58.4
    Industrial                          5.9       6.0
                                   --------  --------
                                      223.5     198.7
                                   --------  --------
                                    2,119.9   2,085.8
                                   ========  ========

Other statistics
   Degree days                           26        51       3,572      3,672
   Colder (warmer) than normal*       (63)%     (28)%        (5)%       (4)%
   Average gas cost per Mcf sold     $ 8.53    $ 6.87      $ 7.22     $ 6.35


*Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2005 and 6,000 degree days for 2004. On a 6,000 degree day basis, the three and nine month periods ended September 30, 2005, would have been 63% and 7% warmer than normal, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. The gas distribution business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. Over the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to reduce short-term debt during the first half of the year. Net cash flow provided from operating activities increased $151.7 million to $509.6 million for 2005 year-to-date from $357.9 million in the prior-year period. The increase in operating cash flow over 2004 occurred despite higher natural gas prices due to positive impacts from the company's economic hedging instruments.

In 2003, Nicor received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method, (which increased its deferred income tax liability), subject to IRS review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximate $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. As a result of this revision, the company reclassified from deferred to current income tax expense approximately $50 million, reflecting the amount repaid during the third quarter 2005. The company expects to repay the remaining amounts during the fourth quarter of 2005 and in 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company's financial condition.

Investing activities. Net cash flow used for investing activities increased $117.3 million to $136.5 million for the nine months ended September 30, 2005 compared to $19.2 million in the prior-year period. This increase reflects a higher level of year-to-date withdrawals from the Nicor cash management pool during the 2004 period.

Financing activities. In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replace the $500 million, three-year revolver, which was to expire in September 2007 and the $400 million, 210-day seasonal revolver, which expired in April 2005. The new replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, 5-year revolver, expiring September 2010, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2006, available to Nicor Gas. The company had $31 million, $375 million and $260 million of commercial paper borrowings outstanding at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements. The company believes it is in compliance with all debt covenants at September 30, 2005.

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

Although none of the agreements or conditions governing these deposits has changed, Nicor Gas elected to change the presentation of such deposits to show them as a separate current asset and not as a cash equivalent as we believe this classification is preferable. Nicor Gas continues to have the contractual right to withdraw these funds on demand and continues to have the ability to access funds deposited in these accounts on a daily basis.

The Condensed Consolidated Balance Sheets and Statements of Cash Flows for all prior periods presented in this report have been reclassified to conform to the current presentation. This change in policy resulted in the reclassification as of December 31, 2004 of $0.1 million of "Cash and cash equivalents - affiliates" to "Deposits in Nicor cash management pool" and increased the cash from investing activities by $0.1 million and $97.5 million, respectively, for the nine-month periods ended September 30, 2005 and 2004. There were no such deposits as of September 30, 2005 and September 30, 2004.

For the three and nine months ended September 30, 2005, Nicor Gas recorded interest income of $0.7 million and $1.8 million, respectively, from deposits with Nicor. For the 2004 period, interest income from these deposits was insignificant. Nicor Gas is restricted by regulation in the amount it can loan to affiliates. The balance of cash advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings.

Contractual obligations. Nicor Gas' natural gas purchase obligations increased approximately $1 billion from year-end due to the execution of additional natural gas purchase agreements and expected higher future natural gas prices partially offset by payments made in connection with natural gas purchases completed under such agreements. The company contracts for its winter purchase requirements several months preceding the heating season. Pricing for these agreements is generally based on future market prices. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual obligations in Nicor Gas' 2004 Annual Report on Form 10-K for further discussion of Nicor Gas' contractual obligations.

OTHER FACTORS THAT MAY AFFECT BUSINESS PERFORMANCE

Regulation. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Certain rates are updated monthly and designed to recover specific past costs, such as gas supply and environmental costs, subject to an annual prudence review. Base rates, on the other hand, are only changed through a rate case proceeding with the ICC and are designed to allow the company an opportunity to recover its costs and to earn a fair return for its investors. Significant changes in the regulations applicable to Nicor Gas or its affiliates, or the regulatory environment in general, could affect the performance of Nicor Gas. Information regarding certain ICC proceedings is presented below and within the Notes to the Condensed Consolidated Financial Statements - Note 13 Contingencies - Performance-Based Rate Plan.

Rate proceeding. Nicor Gas filed a request with the ICC for an overall increase in rates on November 4, 2004. On September 30, 2005, Nicor Inc. announced that its gas distribution business, Nicor Gas, received approval from the ICC for a $54.2 million base rate increase. On the same day, Nicor Gas filed tariffs that it believed complied with the ICC's order. However, the Chief Clerk of the ICC purported to reject those tariff sheets as not in compliance with the rate order. On October 4, 2005, Nicor Gas filed revised tariffs that were accepted by the Chief Clerk of the ICC. On October 5, 2005, Nicor Gas filed a motion requesting a ruling from the ICC that the original tariffs filed on September 30, 2005, complied with the ICC's rate order.

On October 18, 2005 Nicor Gas filed an application for rehearing of the final order of the rate case with the ICC. The ICC on November 2, 2005, granted in part and denied in part Nicor Gas' Application for Rehearing in its general rate case. The ICC granted rehearing with respect to: the effect of updated gas prices on a portion of uncollectible expense, the allocation of therms to Nicor Gas' general residential rate, and the need to remove certain storage charges so as to preserve the balance between bundled rates and transportation rates available to Nicor Gas' large customers. The ICC denied rehearing as to the remaining issues raised in Nicor Gas' Application. In addition, four intervening parties to the case also filed applications for rehearing. It is expected that the ICC shall accept or deny these applications in November 2005.

The revised tariffs filed with the ICC on October 4, 2005 were designed to result in a base rate increase of approximately $48.8 million and were based on an allowed rate of return on original-cost rate base of 8.85 percent, which reflects a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas' purchase gas adjustment ("PGA") rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. Because the order shifts certain revenues and credits between base rates and Nicor Gas' PGA rider, the company estimates that the actual annual net revenue increase will be about $29.3 million under the tariffs that have been placed into effect, and $34.7 million if Nicor Gas' motion is granted.

Weather. Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about 70 percent of deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. It is estimated that a 100-degree day variation from normal weather would affect Nicor Gas' net income by about $1.5 million under the rates in effect in the recently received rate order.

Outlook. Although the company has been granted rate relief, exposure to natural gas prices, as discussed below, and other cost increases could continue to impact results.

Demand and natural gas prices. Changes in the price of natural gas have no direct impact on gas distribution margin since gas costs are passed directly through to customers without markup, subject to ICC review. However, increases in natural gas prices can have an indirect adverse effect on gas distribution margin if it results in lower customer demand and an adverse effect on operating expenses related to accounts receivable collections, company-use gas expenses, financing costs and customer service expenses. Pursuant to the rate order, which became effective on October 4, 2005, certain storage related costs will now be charged to operating and maintenance expense rather than passed directly through to customers as part of the PGA rider. As a result, Nicor Gas now bears the risk of changes in natural gas prices associated with these storage costs along with its existing risk related to other company gas usage.

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

Performance-based rate ("PBR") plan. Nicor Gas' PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas' total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR is currently under ICC review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board ("CUB") filed a motion to reopen the record in the ICC's proceedings to review the PBR plan (the ICC Proceedings). As a result of the motion to reopen, Nicor Gas, the Cook County State's Attorney Office ("CCSAO"), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General's Office ("IAGO") has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands ("CIDs") to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel ("Report") to Nicor's Board of Directors on October 28, 2002. A copy of the report is available at the Nicor website and has been previously produced to all parties in the ICC Proceedings.

In response, the Nicor Board of Directors directed the company's management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years' financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP ("EKT"), a natural gas, storage and transportation trader and consultant with whom Nicor Gas did business under the PBR plan.

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

Although the Report of the special committee's counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel indicates that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the

PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney's office and the ICC on this matter. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company's potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company's financial statements as of September 30, 2005.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that have not yet been adopted by Nicor as of September 30, 2005. In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. These pronouncements are currently under review by the company. For more information, see the Notes to the Condensed Consolidated Financial Statements -
Note 3 New Accounting Pronouncements.

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

Other factors that could cause materially different results include, but are not limited to, weather conditions; natural disasters; natural gas prices; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, interpretations, methods, judgments or estimates; performance of major suppliers and contractors; labor relations; and acts of terrorism.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
------- -----------------

See Results of Operations - Contingencies and the Notes to the Condensed Consolidated Financial Statements - Note 10 Rate Proceeding and Note 13 Contingencies, which are incorporated herein by reference.

Item 6. Exhibits
------- --------

  Exhibit
  Number                           Description of Document
  -------       ---------------------------------------------------------------
    3.01      * Articles of Incorporation of the company.  (File No. 1-7296,
                Form 10-K for 1980, Exhibit 3-01.)

    3.02      * Amendment to Articles of Incorporation of the company.  (File
                No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

    3.03      * By-Laws of the company as amended by the company's Board of
                Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

    10.01     * Directors Compensation.  (File No. 1-7297, Form 8-K for
                September 21, 2005, Northern Illinois Gas Company)

    10.02       210-Day Credit Agreement dated as of September 13, 2005.

    10.03       5-Year Credit Agreement dated as of September 13, 2005.

    12.01       Computation of Consolidated Ratio of Earnings to Fixed Charges.

    31.01       Rule 13a-14(a)/15d-14(a) certification.

    31.02       Rule 13a-14(a)/15d-14(a) certification.

    32.01       Section 1350 certification.

    32.02       Section 1350 certification.

* These exhibits have been previously filed with the United States Securities and Exchange Commission ("SEC") as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Upon written request, the company will furnish free of charge a copy of any exhibit. Requests should be sent to Investor Relations at the corporate headquarters.

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Nicor Gas Company

   November 3, 2005                  /s/ RICHARD L. HAWLEY
  ------------------                 --------------------------
       (Date)                        Richard L. Hawley
                                     Executive Vice President and
                                     Chief Financial Officer