Form 10-K
period 2005-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2006-02-27
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7296
NORTHERN ILLINOIS GAS COMPANY
(Doing Business as NICOR GAS COMPANY)
(Exact name of registrant as specified in its charter)

Illinois	36-2863847
(State of Incorporation)	(I.R.S. Employer
Identification Number)

1844 Ferry Road
Naperville, Illinois 60563-9600	(630) 983-8888
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

All shares of common stock are owned by Nicor Inc.

Nicor Gas Company

Table of Contents

Item No.	Description	Page No.

	Glossary	ii

	Part I
1.	Business	1
1A.	Risk Factors	4
1B.	Unresolved Staff Comments	7
2.	Properties	7
3.	Legal Proceedings	8
4.	Submission of Matters to a Vote of Security Holders	*

	Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
6.	Selected Financial Data	*
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
7A.	Quantitative and Qualitative Disclosures about Market Risk	21
8.	Financial Statements and Supplementary Data	23
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
9A.	Controls and Procedures	48
9B.	Other Information	50

	Part III
10.	Directors and Executive Officers of the Registrant	*
11.	Executive Compensation	*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
13.	Certain Relationships and Related Transactions	*
14.	Principal Accountant Fees and Services	50

	Part IV
15.	Exhibits and Financial Statement Schedules	50
	Signatures	53
	Supplemental Information	54
	Exhibit Index	55

*	The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required item.

i

Nicor Gas Company

Glossary

Chicago Hub. A venture of Northern Illinois Gas Company, doing business as Nicor Gas Company (“Nicor Gas”), which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day. The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2005 and 6,000 degree days per year for 2004 and 2003.

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

ii

PART I

Item 1. Business

Northern Illinois Gas Company (doing business as Nicor Gas Company (“Nicor Gas”)), an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor Inc. (“Nicor”), a holding company. Certain terms used herein are defined in the glossary on page ii.

GENERAL

Nicor Gas, a regulated natural gas distribution utility, serves over 2.1 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company’s service territory is diverse and its customer base has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. Residential customers typically account for 45 to 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for 25 to 30 percent. See Gas Distribution Statistics on page 12 for operating revenues, deliveries and number of customers by customer classification. Nicor Gas had approximately 2,200 employees at year-end 2005.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities. Franchise agreement terms range up to 50 years. Currently, about 20 percent of the agreements will expire within five years.

Customers have the option of purchasing their own gas supplies, with delivery of the gas by Nicor Gas. The larger of these transportation customers also have options that include the use of Nicor Gas’ storage system and the ability to choose varying supply backup levels. The choice of transportation service as compared to gas sales service results in less revenue for Nicor Gas but has no direct impact on net operating results. Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

Nicor Gas also operates the Chicago Hub, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies. The Chicago area is a major market hub for natural gas, and demand exists for storage and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities. Nicor Gas’ Chicago Hub addresses that demand. Effective in the fourth quarter of 2005, the rate order received by Nicor Gas provides that Chicago Hub revenues be passed directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider.

SOURCES OF NATURAL GAS SUPPLY

Nicor Gas purchases natural gas supplies in the open market by contracting with producers and marketers. It also purchases transportation and storage services from interstate pipelines that are regulated by the Federal Energy Regulatory Commission (“FERC”). When firm pipeline services are temporarily not needed, Nicor Gas may release the services in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the cost of gas charged to customers.

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

As part of its purchasing practices, Nicor Gas maintains a price risk hedging strategy to reduce the risk of short-term price volatility. A disciplined approach is used to systematically forward hedge a predetermined portion of forecasted monthly volumes.

As noted previously, transportation customers purchase their own gas supplies. About one-half of the gas that the company delivers is purchased by transportation customers directly from producers and marketers.

Pipeline transportation. Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America. The company’s primary long-term transportation contracts are as follows (daily availability in MMBtus):

	Availability	Contract Expiration
Natural Gas Pipeline Company (NGPL)	698,000	March 2009
Horizon Pipeline	300,000	May 2012
Tennessee Gas Pipeline Company (TGPC)	300,000	October 2009
Midwestern Gas Transmission Company	297,000	October 2009
Northern Natural Gas Company	206,000	October 2008
Natural Gas Pipeline Company (NGPL)	140,000	March 2007
Natural Gas Pipeline Company (NGPL)	60,000	March 2008
ANR Pipeline	25,000	October 2009

The company has rights of first refusal for contract extensions except for the TGPC contract. In addition to the above contracts, Nicor Gas enters into winter only transportation contracts and contracts that enhance Nicor Gas’ operational flexibility. The availability numbers shown above represent maximums during the winter heating season and in some cases are reduced to lower levels during the summer period.

Storage. Nicor Gas owns and operates eight underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 150 billion cubic feet (“Bcf”) of annual storage capacity, the system is designed to meet about 50 percent of the company’s estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2009, 2010 and 2012. This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries, and can mitigate the risk associated with seasonal price movements.

COMPETITION/DEMAND

Nicor Gas is the largest natural gas distributor in Illinois and, as a regulated monopoly, has the exclusive right to distribute natural gas in its service territory. Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas. In the commercial and industrial markets, the company’s natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact. In addition, the company has a rate that allows negotiation with potential bypass customers, and no customer has bypassed the Nicor Gas system since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets. Other significant factors that impact demand for natural gas include weather and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about three-quarters of the deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.  It is estimated that a 100 degree-day variation from normal (5,830 degree days annually) would impact Nicor Gas' net income by about $1.5 million to $2.0 million.

In the first quarter of 2003, Nicor Gas purchased earnings protection against the impact of significantly warmer-than-normal or colder-than-normal weather. No such protection has been purchased since the first quarter of 2003.

Nicor Gas’ large residential customer base provides for a relatively stable level of natural gas deliveries during weak economic conditions. The company’s industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings. However, management believes that declines since 2000 in natural gas deliveries to industrial customers may be permanent. In addition, during periods of high natural gas prices, deliveries of natural gas can be negatively affected by conservation and the use of alternative energy sources.

REGULATION

Nicor Gas is regulated by the Illinois Commerce Commission (“ICC”), which establishes the rules and regulations governing utility rates and services in Illinois. Those rules or regulations that may significantly affect business performance include the following:

•
Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors. In the fourth quarter of 2005, the company received approval from the ICC for a base rate increase. For additional information about the rate order, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Notes to the Consolidated Financial Statements - Note 12 - Rate proceeding.

•
The company’s ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup. Therefore, the company does not profit from the sale of natural gas. Rather, the company earns income from fixed monthly charges and from variable transportation charges for delivering natural gas to customer premises. The ICC annually reviews the company’s natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.

•
As with the cost of natural gas, the company has a tariff that provides for the pass-through of prudently incurred environmental costs related to former manufactured gas plant sites. This pass-through is also subject to annual ICC review.

•	The ICC also has other rules that impact the company’s operations. Changes in these rules can impact operating and capital costs.

A performance-based rate (“PBR”) plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The results of the PBR plan are currently under ICC review. Additional information on the plan and the ICC review are presented in Item 8 - Notes to the Consolidated Financial Statements - Note 14 - Contingencies - Performance-Based Rate Plan.

AVAILABLE INFORMATION

Nicor Gas files various reports with the Securities and Exchange Commission (“SEC”). These reports include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 15 (d) of the Securities Exchange Act of 1934. Nicor Gas makes all of these reports available without charge to the public on the investor relations section of the company’s internet site at www.nicor.com as soon as reasonably practicable after Nicor Gas files them with, or furnishes them to, the SEC.

Item 1A. Risk Factors
The following factors are the most significant factors that can impact year-to-year comparisons and may affect the future performance of the company. New risks may emerge and management cannot predict those risks or estimate the extent to which they may affect the company’s financial performance.

Regulation of Nicor Gas, including changes in the regulatory environment in general, may adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas is regulated by the ICC, which has general regulatory power over practically all phases of the public utility business in Illinois, including rates and charges, issuance of securities, services and facilities, system of accounts, investments, safety standards and transactions with affiliated interests and other matters.

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them. The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings. The annual prudence reviews for calendar years 1999-2005 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.  See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of annual prudence reviews.

Most of Nicor Gas’ other charges are changed only through a rate case proceeding with the ICC. The charges established in a rate case proceeding are based on an approved level of operating costs and investment in utility property and are designed to allow the company an opportunity to recover those costs and to earn a fair return on that investment. To the extent Nicor Gas’ actual costs to provide utility service are higher than the levels approved by the ICC, Nicor Gas’ results of operations, cash flows and financial condition could be adversely affected until such time as it files for and obtains ICC approval for new charges through a rate case proceeding.

Nicor Gas is also subject to rules and regulations pertaining to the integrity of its system and environmental compliance. The company’s results of operations, cash flows and financial condition could be adversely affected by any additional laws or regulations that are enacted that require significant increases in the amount of expenditures for system integrity and environmental compliance.

A change in the ICC’s approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas sites, or adverse decisions with respect to the prudence of costs actually incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may in part be responsible. As of December 31, 2005, the company had recorded a liability of $19.5 million associated with certain remediation efforts. Management believes that any such costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under ICC-approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the ICC that some or all of these costs were not prudently incurred, could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

An adverse decision in the proceedings concerning Nicor Gas’ Performance-Based Rate Plan could result in a refund obligation which could adversely affect the company’s results of operations, cash flows and financial condition.

In 2000, Nicor Gas instituted a PBR plan for natural gas costs. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan was terminated effective January 1, 2003. There are allegations that Nicor Gas acted improperly in connection with the PBR plan, and the ICC, SEC and U.S. Attorney for the Northern District of Illinois are reviewing these allegations in pending proceedings. An adverse decision or decisions in these proceedings could result in a refund or other obligations which could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the PBR proceeding and related matters.

Nicor Gas relies on direct connections to eight interstate pipelines and extensive underground storage capacity. If these pipelines or storage facilities were unable to deliver for any reason it could impair Nicor Gas’ ability to meet its customers’ full requirements.

Nicor Gas meets its customers’ peak day, seasonal and annual gas requirements through deliveries of gas transported on interstate pipelines with which it or its gas suppliers have contracts and through withdrawals of gas from storage fields it owns or leases. Nicor Gas contracts with multiple pipelines for these services. If a pipeline were to fail to perform transportation or storage service, including as a result of war, acts or threats of terrorism or natural disaster, on a peak day or other day with high volume gas requirements, Nicor Gas’ ability to meet all its customers’ gas requirements may be impaired unless or until alternative arrangements for delivery of supply were put in place. Likewise, if a storage field owned by Nicor Gas, or a principal Nicor Gas-owned transmission or distribution pipeline used to deliver gas to the market, were to be out of service for any reason, including as a result of war, acts or threats of terrorism or natural disaster, this could impair Nicor Gas’ ability to meet its customers’ full requirements.

Fluctuations in weather have the potential to adversely affect the company’s results of operations, cash flows and financial condition.

When weather conditions are milder than normal, Nicor Gas has historically delivered less natural gas, and consequently may earn less income. Nicor Gas’ natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about three-quarters of the deliveries and revenues occur from October through March. Mild weather in the future could adversely affect the company’s results of operations, cash flows and financial condition.

Natural gas commodity price changes may affect the company’s operating costs and competitive position, which could adversely affect its results of operations, cash flows and financial condition.

Nicor Gas is sensitive to changes in natural gas prices. Natural gas prices historically have been volatile and may continue to be volatile in the future. The prices for natural gas are subject to a variety of factors that are beyond the company’s control. These factors include, but are not limited to, the level of consumer demand for, and the supply of, natural gas, processing, gathering and transportation availability, the level of imports of, and the price of foreign natural gas, the price and availability of alternative fuel sources, weather conditions, political conditions or hostilities in natural gas producing regions.

Any changes in natural gas prices could affect the prices Nicor Gas charges, operating costs and the competitive position of products and services. In accordance with the ICC’s PGA regulations, Nicor Gas adjusts its gas cost charges to sales customers on a monthly basis to account for changes in the price of natural gas. However, changes in natural gas prices can also impact certain operating expenses such as bad debt expense, company use gas and storage-related gas expenses, financing costs and customer service expenses, and these changes can only be reflected in Nicor Gas’ charges to customers if approved by the ICC in a rate case. Increases in natural gas prices can also have an adverse effect on natural gas distribution margin because such increases can result in lower customer demand.

Nicor Gas is subject to margin requirements in connection with the use of derivative financial instruments and these requirements could escalate if prices move adversely.

Nicor Gas’ use of derivative instruments could adversely affect the company’s results of operations.

Nicor Gas uses derivative instruments, including futures, options, forwards and swaps, either traded on exchanges or executed over-the-counter with natural gas merchants as well as financial institutions, to hedge natural gas price risk. Fluctuating natural gas prices can impact company use gas and storage-related gas expenses, as well as cash flows, causing earnings and financing costs of Nicor Gas to be impacted. The use of derivative instruments that are not perfectly matched to the exposure could adversely affect the company’s results of operations.

Adverse decisions in lawsuits seeking a variety of damages allegedly caused by mercury spillage could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of equipment. Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of damages (including bodily injury, property and punitive damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators. Adverse decisions regarding these claims or other mercury-related claims, to the extent they require the company to make payments in excess of amounts provided for in its financial statements, could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs that could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas’ gas distribution activities involve a variety of inherent hazards and operating risks, such as leaks, accidents and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of Nicor Gas’ operations, which in turn could lead to substantial losses. In accordance with customary industry practice, Nicor Gas maintains insurance against some, but not all, of these risks and losses. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events if not fully covered by insurance could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

An inability to access financial markets could affect the execution of Nicor Gas’ business plan and could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital and operating requirements not satisfied by the cash flows from its operations. Management believes that Nicor Gas will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Nicor Gas’ control or events of default under its debt agreements may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or downgrades to Nicor Gas’ credit ratings. Restrictions on the company’s ability to access financial markets may affect its ability to execute its business plan as scheduled and could adversely affect the company’s results of operations, cash flows and financial condition.

The company is involved in legal or administrative proceedings before various courts and agencies that could adversely affect the company’s results of operations, cash flows and financial condition.

The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require the company to make payments in excess of amounts provided for in its financial statements, could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

The risks described above should be carefully considered in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in Nicor Gas’ other filings with the SEC, including its subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described above are not the only risks Nicor Gas faces although they are the most significant risks. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures about Market Risk, and Item 8 - Notes to the Consolidated Financial Statements - Note 6 - Income and Other Taxes and Note 14 - Contingencies for further discussion of these and other risks Nicor Gas faces.

Item 1B.Unresolved Staff Comments

None.

Item 2. Properties

The company’s properties are located in the territory described under Item 1 - Business, and are suitable, adequate and utilized in its operations.

The gas distribution, transmission and storage system includes approximately 33,000 miles of steel, plastic and cast iron main; approximately 1.9 million steel, plastic/aluminum composite, plastic and copper services connecting the mains to customers’ premises; and eight underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software and office equipment.

Most of the company’s distribution and transmission property, and underground storage fields are located on property owned by others and used by the company through easements, permits or licenses. The company owns most of the buildings housing its administrative offices and the land on which they sit.

Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ first mortgage bonds.

Additional information about Nicor Gas’ business is presented in Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Notes to the Consolidated Financial Statements.

Item 3. Legal Proceedings

See Item 8 - Notes to the Consolidated Financial Statements - Note 12 - Rate Proceeding and Note 14 - Contingencies, which are incorporated herein by reference.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the outstanding common stock of Nicor Gas is owned by Nicor Inc. There is no public trading market for the company’s common stock. During 2005 and 2004, the company declared dividends on its common stock totaling $38 million and $49 million, respectively.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas’ operating results and financial condition from 2003 to 2005 and to discuss business trends that might affect Nicor Gas. Certain terms used herein are defined in the glossary on page ii. The discussion is organized into six sections - Summary, Results of Operations, Financial Condition and Liquidity, Outlook, Contingencies and Critical Accounting Estimates.

SUMMARY

Northern Illinois Gas Company (doing business as Nicor Gas Company (“Nicor Gas”)), a wholly owned subsidiary of Nicor Inc., is one of the nation’s largest natural gas distribution companies, and it is Nicor’s primary business.

Results for 2005 were lower as compared with 2004 due mainly to lower operating income and a decrease in property sale gains. Operating income decreased $3.3 million in 2005 due primarily to higher operating and maintenance expenses ($20.0 million) and higher depreciation expense ($5.7 million). The adverse impact of these factors was partially offset by higher margin ($15.7 million). Higher margin was largely driven by higher average rates due in part to the rate increase which became effective during the fourth quarter of 2005 ($12.8 million) and the positive impact of colder weather than in 2004 (approximately $4 million increase), partially offset by lower demand unrelated to weather (approximately $6 million decrease). After consideration of the impacts of the rate order on margin and operating and maintenance expenses, the fourth quarter rate increase added approximately $9 million to operating income. For further discussion of the rate order and the related impact on results of operations and financial condition, see Rate proceeding below.

Results for 2004 were lower as compared with 2003 due mainly to lower operating income. Operating income decreased $22.1 million in 2004 due primarily to decreased insurance recoveries relating to the mercury inspection and repair program, higher operating and maintenance expenses, the negative impact of warmer weather than in 2003 and higher depreciation expense. These negative factors were partially offset by the impact of an increased number of customers.

Rate proceeding.  Nicor Gas filed a request with the Illinois Commerce Commission (“ICC”) for an overall increase in base rates on November 4, 2004.  In late 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider and the shifting of certain storage-related costs from the PGA rider to base rates.  In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. The new rates were implemented in the fourth quarter of 2005. Because the order shifts certain items between base rates and Nicor Gas’ PGA rider, the company estimates that, under normal weather conditions, the annual net revenue increase resulting from implementing the new rate order will be about $34.7 million under the tariffs that have been placed into effect.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications.  The ICC is expected to issue its decision on rehearing in March 2006. As a result of the rehearing process, the actual annual net revenue increase approved by the ICC could change. Based on the positions of the parties on the rehearing issues, the outcome could range from an approximate $7.1 million reduction to the annual net revenue increase to an approximate $0.9 million additional annual increase. Rate changes, if any, resulting from the outcome of the rehearing process would be prospective.

Shifting of certain storage-related costs from the PGA rider to base rates results in Nicor Gas bearing the impact that changes in natural gas prices have on those costs. During 2005 these costs approximated $17.5 million, $6.5 million of which were incurred after the effective date of the rate order and were therefore classified as operating and maintenance expense. Costs incurred prior to the effective date of the rate order are classified as cost of gas.

These factors are discussed in more detail in the Results of Operations section which follows.

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor Gas’ operating income.

Operating revenues. Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the year 2005, revenues increased $545.7 million as compared with 2004 due primarily to higher natural gas costs ($526.1 million increase) and the positive impact of colder weather than in 2004 (approximately $60 million increase), partially offset by lower demand unrelated to weather (approximately $70 million decrease). These results also reflect the impact of the rate order tariffs, which became effective during the fourth quarter of 2005, and increased revenues by approximately $12.8 million.

Operating revenues increased $12.3 million in 2004 as compared with 2003 due primarily to higher natural gas costs ($96.5 million increase) and higher revenue taxes ($16.5 million increase). These positive factors were largely offset by the negative effect of warmer weather than in 2003 (approximately $100 million decrease).

Margin. Nicor Gas utilizes a measure it refers to as “margin” to evaluate the operating income impact of revenues. Revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee. These items often cause significant fluctuations in revenues, and yet they have virtually no direct impact on operating income.

A reconciliation of gas distribution revenues and margin follows (in millions):

	2005	2004	2003

Revenues	$2,909.6	$2,363.9	$2,351.6
Cost of gas	(2,212.4)	(1,695.0)	(1,692.7)
Revenue tax expense	(152.0)	(139.4)	(130.9)
Margin	$545.2	$529.5	$528.0

For the year 2005, margin increased $15.7 million from 2004 due primarily to higher average rates (approximately $19 million increase) driven by the rate increase ($12.8 million), and the positive impact of colder weather than in 2004 (approximately $4 million increase), partially offset by lower demand unrelated to weather (approximately $6 million decrease).

For the year 2004, margin was essentially unchanged from 2003, although affected by a number of offsetting factors. Warmer weather than in 2003 (approximately $6 million decrease) had a negative effect on margin. This negative factor was more than offset by the impact of an increased number of customers ($3.3 million increase), higher average rates charged during the period ($2.2 million increase), higher revenue tax administration fees ($1.0 million increase) and increased Chicago Hub results ($0.5 million increase).

Operating and maintenance expense. The $20.0 million increase in operating and maintenance expense in 2005 as compared with the prior year reflects higher bad debt expense ($12.1 million increase), company use gas ($4.0 million increase) and gas storage-related costs ($6.5 million increase in the fourth quarter). The rate order, which became effective in the fourth quarter of 2005, results in certain storage-related gas costs being charged to operating and maintenance expense. Prior to the effective date of the rate order, these storage-related gas costs were charged to cost of gas and passed through to customers as part of the PGA rider. These increases were partially offset by lower net legal and claims expenses ($4.7 million decrease).

Operating and maintenance expense increased $13.5 million to $233.6 million in 2004 from $220.1 million in 2003. This increase was due primarily to higher legal defense costs associated with the performance-based rate (“PBR”) related litigation ($5.4 million increase), payroll costs ($3.5 million increase), adjustments related to customer reimbursements ($3.1 million), higher bad debt expense ($2.7 million increase) due in part to high natural gas prices and higher compliance costs ($2.6 million increase). These negative factors were partially offset by higher pension credits ($3.6 million increase).

Mercury-related costs (recoveries), net. Mercury-related costs (recoveries), net reflect the estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. Net mercury-related costs (recoveries) were insignificant in 2005 and 2004, and approximately $(17.8) million in 2003. The 2003 net recoveries resulted from agreements reached with insurers of independent contractors of Nicor Gas. Additional information about the company’s mercury inspection and repair program is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 14 - Contingencies - Mercury.

Other income (expense), net. Pretax other income was $4.0 million, $4.4 million and $2.0 million in 2005, 2004 and 2003.

Property sale gains and losses vary from year-to-year depending upon property sales activity. Property sale gains and losses were insignificant during 2005 and 2003. During 2004, Nicor Gas realized a $5.9 million pretax gain on the sale of land. The company continues to assess its ownership of real estate holdings.

Interest income was $4.3 million, $1.0 million and $1.5 million in 2005, 2004 and 2003 respectively.  The increase of $3.3 million in 2005 from 2004 was due primarily to increased current-year interest income from higher balances on deposit in the Nicor cash management pool.

In 2004, losses were recorded of $1.8 million related to the former PBR plan. Additional information related to the PBR plan is described in Item 8 - Notes to the Consolidated Financial Statements - Note 14 - Contingencies - Performance-Based Rate Plan.

Income tax expense. The effective income tax rate was 32.8 percent, 34.8 percent and 36.7 percent for 2005, 2004 and 2003, respectively. The gradual decline in the effective income tax rate over the three-year period was primarily a result of lower pretax income, which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income.

Interest expense. Interest expense for 2005 increased $4.8 million over the year-earlier period. This increase reflects higher estimated interest on income tax matters ($4.4 million increase), and the impact of higher average interest rates ($3.7 million increase), partially offset by the impact of lower average borrowing levels ($3.3 million decrease).

Interest on debt for 2004 increased by $1.7 million as compared with 2003 due to the impact of an increase in average interest rates ($7.3 million increase), partially offset by the impact of lower average borrowing levels ($5.6 million decrease). Other interest expense declined $1.3 million in 2004 due primarily to the impact of lower average borrowing levels.

Nicor Gas Company

Operating Statistics
	2005	2004	2003

Operating revenues (millions)
Sales
Residential	$2,031.4	$1,625.5	$1,611.9
Commercial	453.5	349.9	351.7
Industrial	61.8	49.3	51.2
	2,546.7	2,024.7	2,014.8
Transportation
Residential	27.9	23.6	22.7
Commercial	73.1	69.9	71.6
Industrial	39.2	39.9	41.7
Other	11.7	14.0	12.0
	151.9	147.4	148.0
Other revenues
Revenue taxes	156.4	143.5	134.0
Environmental cost recovery	21.0	20.6	31.3
Chicago Hub	11.5	7.9	7.3
Other	22.1	19.8	16.2
	211.0	191.8	188.8
	$2,909.6	$2,363.9	$2,351.6

Deliveries (Bcf)
Sales
Residential	200.2	204.8	214.9
Commercial	44.7	44.3	46.7
Industrial	6.3	6.4	7.0
	251.2	255.5	268.6
Transportation
Residential	18.9	16.6	16.6
Commercial	87.5	84.1	87.8
Industrial	113.0	117.0	121.2
	219.4	217.7	225.6
	470.6	473.2	494.2

Year-end customers (thousands)
Sales
Residential	1,796.2	1,777.3	1,745.2
Commercial	120.3	116.5	114.5
Industrial	7.4	7.4	7.3
	1,923.9	1,901.2	1,867.0
Transportation
Residential	157.1	147.9	145.1
Commercial	58.2	59.5	58.3
Industrial	5.9	6.0	6.2
	221.2	213.4	209.6
	2,145.1	2,114.6	2,076.6

Other statistics
Degree days	5,783	5,637	6,068
Colder (warmer) than normal*	(1)%	(6)%	1%
Average gas cost per Mcf sold	$8.74	$6.56	$6.24

* Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2005 and 6,000 degree days for 2004 and 2003.  On a 6,000 degree day basis, 2005 would have been 4% warmer than normal.

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows. The company is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce short-term debt during the first half of the year.

Nicor Gas maintains a margin account related to financial derivative transactions. This margin account may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

Net cash flow provided from (used for) operating activities was $117.4 million, $284.3 million and $(52.4) million in 2005, 2004 and 2003, respectively. The decrease in operating cash flow provided in 2005 compared to 2004 is due in part to the impact of higher gas prices on working capital, coupled with the partial repayment of the income tax refund received in 2003, as discussed below. Operating cash flow for 2003 was negative due primarily to changes in working capital items. Two decisions in 2003 were the primary factors underlying the working capital changes. First, the company significantly increased the quantity of owned gas in storage at December 31, 2003 as compared to December 31, 2002. In addition, the company chose to fund a significant portion of those purchases through short-term borrowings (which are shown outside the operating section, in the financing section, of the Consolidated Statements of Cash Flows) instead of through accounts payable. As noted in the financing activities section of Management’s Discussion and Analysis, the company had increased its short-term debt borrowing capacity in anticipation of these two and other factors (including higher gas costs), to accommodate the funding of these decisions.

In 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. As a result of this revision, the company reclassified from deferred to current income tax expense approximately $67 million, reflecting the amount repaid during 2005. The company expects to repay the remaining amounts during 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

Investing activities. Net cash flow used for investing activities was $184.2 million, $73.2 million and $154.7 million in 2005, 2004 and 2003, respectively. The increase in 2005 over 2004 reflects a higher level of withdrawals from the Nicor Gas cash management pool during the 2004 period. Nicor Gas also realized net proceeds of $7.6 million on the sale of land during 2004.

Capital expenditures for 2005 increased over 2004 due primarily to increased storage system expenditures attributable to the acquisition of a storage compressor (about $9 million increase).

Capital expenditures were nearly unchanged in 2004 as compared with 2003. Increased costs in 2004 for information technology system improvements (about $8 million increase) were largely offset by adjustments related to customer reimbursements (about $3 million), the absence of expenditures related to a 2003 service outage (about $2 million decrease) and reduced storage system expenditures (about $2 million decrease).

Capital expenditures are expected to decrease by about $13 million in 2006 from the 2005 level due to the absence of expenditures related to the acquisition of a storage compressor in 2005 and a reduction in costs for information technology system improvements. In early 2006, the company is planning to implement a new customer care and billing system.

Financing activities. Nicor Gas has credit ratings that are among the highest in the gas distribution industry. The current credit ratings for Nicor Gas are as follows:

	Standard & Poor’s	Moody’s	Fitch

Commercial Paper	A-1+	P-1	F-1+
First Mortgage Bonds	AA	Aa3	AA-
Senior Unsecured Debt	AA-	A1	A+
Corporate Credit Rating	AA	n/a	n/a

During 2005, Standard and Poor’s (“S&P”), Moody’s and Fitch reaffirmed Nicor Gas’ credit ratings. In June 2004, Fitch upgraded the ratings outlook to stable from negative while in December 2004, S&P changed its outlook from stable to negative. Moody’s outlook has been negative since April of 2003.

Nicor Gas’ debt-related financial statistics at December 31 include:

	2005	2004	2003
Long-term obligations, net of current maturities, as a percent of capitalization	40.7%	43.9%	44.4%
Times interest earned, before income taxes	2.8	3.5	4.5

Long-term debt. The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes.

At December 31, 2005, Nicor Gas had the capacity to issue approximately $375 million of First Mortgage Bonds under the terms of its indenture, of which $75 million was available for issuance under a July 2001 shelf registration filing. Nicor Gas believes it is in compliance with its debt covenants and believes it will continue to remain so. The long-term debt agreements do not include ratings triggers or material adverse change provisions.

In 2003, Nicor Gas issued the following First Mortgage Bonds: $50 million due in 2023 at 5.80 percent, $50 million due in 2032 at 5.90 percent and $50 million due in 2033 at 5.90 percent. Retirements of First Mortgage Bonds in 2003 were as follows: $50 million due in 2003 at 5.75 percent and $50 million due in 2027 at 7.375 percent.

In April 2003, Nicor Gas refinanced $50 million of 3 percent unsecured notes due in April 2003 with $50 million of 1.6 percent unsecured notes due and paid in October 2003.

Short-term debt. The company relies upon short-term financing to meet temporary operating cash flow needs resulting from seasonal changes in working capital. In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced the $500 million, three-year revolver, which was to expire in September 2007 and the $400 million, 210-day seasonal revolver, which expired in April 2005. The new replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, 5-year revolver, expiring September 2010, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2006, available to Nicor Gas.

Common stock. The company paid dividends of $37 million, $54 million and $71 million in 2005, 2004 and 2003, respectively. Nicor Gas is restricted by the amount it can dividend to Nicor. Dividends are only allowed to the extent of Nicor Gas’ retained earnings balance.

Change in accounting policy for cash and cash equivalents. The company considers investments purchased with an initial maturity of three months or less to be cash equivalents. During the quarter ended June 30, 2005, Nicor Gas changed its accounting policy concerning the classification of certain cash deposited with Nicor.

The new policy results in the reclassification of “Cash and cash equivalents - affiliates” to “Deposits in Nicor cash management pool” and reflects cash flows arising from withdrawals and deposits from the pool as cash flows provided by (used for) investing activities.

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

The Consolidated Balance Sheets and Statements of Cash Flows for all prior periods presented in this report have been reclassified to conform to the current presentation. This change in policy resulted in the reclassification as of December 31, 2004 of $0.1 million of “Cash and cash equivalents - affiliates” to “Deposits in Nicor cash management pool” and increased the cash from investing activities by $0.1 million and $97.4 million, respectively, for the periods ended December 31, 2005 and 2004.

For the period ended December 31, 2005, Nicor Gas recorded interest income of $1.8 million, from deposits with Nicor. For the 2004 period, interest income from these deposits was insignificant. Nicor Gas is restricted by regulation in the amount it can loan to affiliates. The balance of cash advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings.

Contractual obligations. As of December 31, 2005, Nicor Gas had contractual obligations with payments due as follows (in millions):

Payments due by period
	Less Than 1 Year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$940.2	$751.5	$86.6	$16.0	$1,794.3
Long-term debt	50.0	75.0	50.0	325.0	500.0
Fixed interest on long-term debt	30.4	53.8	41.5	245.9	371.6
Operating leases	1.1	2.2	.8	8.3	12.4
Other long-term obligations	.5	1.0	.9	1.9	4.3
	$1,022.2	$883.5	$179.8	$597.1	$2,682.6

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts. Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using December 31, 2005 New York Mercantile Exchange futures prices.

Operating leases are primarily for office space and equipment. Rental expense under operating leases was $1.0 million, $1.0 million and $1.3 million in 2005, 2004 and 2003, respectively. Other long-term obligations consist primarily of redeemable preferred stock.

OUTLOOK

In 2006, results will reflect a full year of the rate increase granted in 2005. The rate increase received in 2005 was based on estimates for operating and maintenance expense, depreciation expense, interest expense and other costs. To the extent actual costs incurred vary from amounts recovered through base rates, operating income will be impacted. Since receipt of the rate order, natural gas prices have been extremely volatile and are currently higher than estimates used in the rate case. In 2006, the impact of such increases could substantially offset the impacts of the rate increase. In addition, fluctuations from normal weather have the potential to significantly impact 2006 operating income. The ICC’s rehearing on certain rate case issues, the PBR plan review, the related PGA review and other contingencies could significantly affect future operating results, but the outcomes are not estimable.

Operating and maintenance expenses are expected to continue to rise in part because of the full year impact of the 2005 rate order which requires that certain storage-related costs will now be charged to operating and maintenance expense rather than being recorded in cost of gas (as such costs were passed through to customers as part of the PGA rider prior to the implementation of the late 2005 rate order). In addition, the company continues to be impacted by fluctuations in natural gas prices and the related impact on bad debt expense, company use gas, storage-related and other costs.

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

Performance-based rate (“PBR”) plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR is currently under ICC review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel (“Report”) to Nicor’s Board of Directors on October 28, 2002. A copy of the report is available at the Nicor website and has been previously produced to all parties in the ICC Proceedings.

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of December 31, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.

On February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers. On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO’s motion for sanctions. CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the Securities and Exchange Commission (“SEC”) investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. Review of additional information completed in the third quarter of 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee’s counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel in 2004 indicated that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney’s office and the ICC on this matter. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2005.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC’s invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the PBR section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the additional sources of newly available information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas’ potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Gas Line ComfortGuard Service. Nicor Gas was a defendant in a purported class action that was settled on an individual basis with the named plaintiff in the first quarter of 2006. Information about this lawsuit is presented within Item 8 - Notes to the Consolidated Financial Statements - Note 14 - Contingencies - Gas Line ComfortGuard Service.

Mercury. Future operating results may be impacted by adjustments to the company’s estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 14 - Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 14 - Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. See Item 8 - Notes to the Consolidated Financial Statements - Note 6 - Income and Other Taxes and Note 14 - Contingencies.

In addition, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

CRITICAL ACCOUNTING ESTIMATES

Nicor Gas prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which regularly require Nicor Gas’ management to exercise judgment in the selection and application of accounting methods. The application of accounting methods includes making estimates using subjective assumptions and judgments about matters that are inherently uncertain.

The use of estimates and the selection of accounting policies affect Nicor Gas’ reported results and financial condition. The company has adopted several significant accounting policies and is required to make significant accounting estimates that are important to understanding its financial statements. These significant policies and estimates are described throughout Item 8 - Notes to the Consolidated Financial Statements.

Although there are numerous areas in which Nicor Gas’ management makes significant accounting estimates, it believes its critical estimates are those that require management’s most difficult and subjective or complex judgments. Nicor Gas’ management has a practice of reviewing its critical accounting estimates and policy decisions with the audit committee of its board of directors. Its critical estimates typically involve loss contingencies, derivative instruments, pension and other postretirement benefits, credit risk, and unbilled revenues because they are estimates which could materially impact Nicor Gas’ financial statements.

Loss contingencies. Nicor Gas records contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable. When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss. Nicor Gas is involved in various legal and regulatory proceedings and is exposed to various loss contingencies. These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its recorded amounts. Of particular note is the PBR plan contingency at Nicor Gas and the SEC and U.S. Attorney inquiries described in Item 8 - Notes to the Consolidated Financial Statements - Note 14 - Contingencies.

Derivative instruments. The rules for determining whether a contract meets the definition of a derivative instrument or qualifies for hedge accounting treatment are numerous and complex. The treatment of a single contract may vary from period to period depending upon accounting elections, changes in management’s assessment of the likelihood of future hedged transactions or new interpretations of accounting rules. As a result, management judgment is required in the determination of the appropriate accounting treatment. In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market projections, and changes in hedge effectiveness may impact the accounting treatment. These determinations and changes in estimates may have a material impact on reported results.

Pension and other postretirement benefits. The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs. Changes in these assumptions typically do not have a significant impact on the expenses recorded from year to year. However, actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions. When cumulatively significant, the gains and losses generated from such variances are amortized over the remaining service lives of employees covered by the plans (approximately 12 years for the pension plan and 14 years for the health care plan). Additional information is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 7 - Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions, and significant changes in estimates.

The company’s estimated postretirement benefit cost included in operating income was $9.6 million, $9.1 million and $13.9 million in 2005, 2004 and 2003, respectively. Nicor Gas expects to record postretirement benefit cost for 2006 of $5.5 million. Actuarial assumptions affecting 2006 include an expected rate of return on plan assets of 8.50 percent, consistent with the prior year, and a discount rate of 5.50 percent compared with 5.75 percent a year earlier. The 5.50 percent discount rate was determined independently for the pension and health-care plans based on bond matching models, using non-callable, high quality bonds (AA- or better), whose expected cash flows match the timing and amount of future benefit payments of the plans.

Credit risk. Nicor Gas is required to estimate credit risk in establishing allowances for doubtful accounts. Actual credit losses could vary materially from Nicor Gas’ estimates. Nicor Gas’ allowance for doubtful accounts at December 31, 2005, 2004 and 2003 was $30.1 million, $19.7 million and $19.4 million, respectively, as presented on Schedule II in Item 15 - Exhibits and Financial Statement Schedules.

Unbilled revenues. Nicor Gas estimates revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end (“unbilled revenues”). Unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors. These revenue estimates are adjusted when actual billings occur, and variances in estimates can be material. Estimated unbilled revenues for Nicor Gas at December 31, 2005, 2004 and 2003 were $300.4 million, $204.4 million and $139.0 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The company has not yet adopted this pronouncement. For more information, see Item 8 - Notes to the Consolidated Financial Statements - Note 2 - New Accounting Pronouncements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor Gas. Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” “project,” “estimate,” “ultimate”, or similar phrases. Actual results may differ materially from those indicated in the company’s forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review and SEC and U.S. Attorney inquiries, and undue reliance should not be placed on such statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Nicor Gas is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas and interest rates. It is Nicor Gas’ practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

Commodity price risk. With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative instruments to hedge its exposure to such risks. Company management oversees compliance with such policies and procedures.

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, substantial changes in natural gas prices may impact Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related costs, bad debt expense, and other operating and financing expenses. The company purchases about 4 billion cubic feet (“Bcf”) of natural gas annually for its own use and to cover storage-related inventory costs. The level of natural gas prices may also impact customer gas consumption and therefore margin.

The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices. At December 31, 2005, Nicor Gas had hedged a significant portion of its forecasted 2006 company use and storage-related gas costs primarily through the use of fixed-price purchase agreements.

Credit risk. Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class. The company believes that it maintains prudent credit policies, subject to ICC regulations. Customers also have options to help them manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year. The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor Gas also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.

Interest rate risk. Nicor Gas is exposed to changes in interest rates. The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. If market rates were to hypothetically increase by 10 percent from Nicor Gas’ weighted-average floating interest rate on commercial paper, interest expense would have increased causing Nicor Gas’ earnings to decrease by approximately $0.2 million in 2005. For further information about debt securities, interest rates and fair values, see Item 8 - Financial Statements - Consolidated Statements of Capitalization, and Item 8 - Notes to the Consolidated Financial Statements - Note 4 - Short-Term and Long-Term Debt and Note 5 - Fair Value of Financial Instruments.

Nicor Gas Company

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Northern Illinois Gas Company.

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern Illinois Gas Company and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, in 2005, the Company changed its method of accounting for Deposits in Cash Managment Pools.  As discussed in Note 2 to the consolidated financial statements, in 2005, the Company changed its method of accounting for conditional asset retirement obligations.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 24, 2006

Nicor Gas Company

Consolidated Statements of Operations
(millions)
	Year ended December 31
	2005	2004	2003
Operating revenues (includes revenue taxes of
$156.4, $143.5, and $134.0, respectively)	$2,909.6	$2,363.9	$2,351.6

Operating expenses
Cost of gas	2,212.4	1,695.0	1,692.7
Operating and maintenance	253.6	233.6	220.1
Depreciation	154.5	148.8	143.5
Taxes, other than income taxes	171.0	158.5	147.3
Income tax expense, net	24.6	31.7	47.4
Mercury-related costs (recoveries), net	.5	-	(17.8)
	2,816.6	2,267.6	2,233.2

Operating income	93.0	96.3	118.4

Other income (expense), net
Property sale gains	.4	5.9	.4
Interest income	4.3	1.0	1.5
Other income	.8	.8	.9
Other expense	(1.5)	(1.5)	(.8)
Performance-based rate plan	-	(1.8)	-
Income tax (expense) on other income	(1.5)	(1.4)	(.6)
	2.5	3.0	1.4

Interest expense
Interest on debt, net of amounts capitalized	37.0	36.9	35.2
Other	5.0	.3	1.6
	42.0	37.2	36.8

Net income	53.5	62.1	83.0

Dividends on preferred stock	.1	.1	.2

Earnings applicable to common stock	$53.4	$62.0	$82.8

The accompanying notes are an integral part of these statements. 26

Nicor Gas Company

Consolidated Statements of Cash Flows
(millions)
	December 31
	2005	2004	2003
Operating activities
Net income	$53.5	$62.1	$83.0
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	154.5	148.8	143.5
Deferred income tax expense (benefit)	(79.3)	20.2	136.7
Gain on sale of property, plant and equipment	(.4)	(5.9)	(.4)
Changes in assets and liabilities:
Receivables, less allowances	(270.9)	(104.4)	(7.4)
Gas in storage	(32.0)	18.1	(190.5)
Deferred/accrued gas costs	155.1	21.2	(20.3)
Prepaid pension costs	(6.1)	(4.4)	-
Other assets	(1.1)	6.0	4.3
Accounts payable	137.7	101.4	(157.6)
Other liabilities	1.2	16.4	(44.6)
Other noncash items	5.2	4.8	.9
Net cash flow provided from (used for) operating activities	117.4	284.3	(52.4)

Investing activities
Capital expenditures	(188.2)	(178.2)	(172.9)
Decrease in deposits in Nicor cash management pool	.1	97.4	17.8
Net proceeds from the sale of property, plant and equipment	.8	7.6	.4
Other investing activities	3.1	-	-
Net cash flow used for investing activities	(184.2)	(73.2)	(154.7)

Financing activities
Net proceeds from issuing long-term debt	-	-	147.8
Disbursements to retire long-term obligations	(.5)	(.5)	(152.4)
Commercial paper issuances with maturities over 90 days	-	-	730.0
Commercial paper repayments with maturities over 90 days	-	(540.0)	(190.0)
Net issuances (repayments) of commercial paper with
maturities of 90 days or less	115.0	340.0	(280.0)
Dividends paid	(37.1)	(54.1)	(71.3)
Other financing activities	(.4)	-	(.4)
Net cash flow provided from (used for) financing activities	77.0	(254.6)	183.7

Net increase (decrease) in cash and cash equivalents	10.2	(43.5)	(23.4)

Cash and cash equivalents, beginning of year	-	43.5	66.9

Cash and cash equivalents, end of year	$10.2	$-	$43.5

Supplemental information
Income taxes paid (refunded), net	$102.6	$14.1	$(59.5)
Interest paid, net of amounts capitalized	34.8	34.7	39.1

The accompanying notes are an integral part of these statements. 27

Nicor Gas Company

Consolidated Balance Sheets
(millions)

	December 31
	2005	2004
Assets

Gas distribution plant, at cost	$4,043.2	$3,831.5
Less accumulated depreciation	1,513.1	1,415.1
Gas distribution plant, net	2,530.1	2,416.4

Current assets
Cash and cash equivalents	10.2	-
Deposits in Nicor cash management pool	-	.1
Receivables, less allowances of $30.1 and $19.7, respectively	753.0	473.8
Receivables - affiliates	18.5	26.8
Gas in storage, at last-in, first-out cost	221.0	189.0
Deferred income taxes	-	41.5
Other	53.1	33.6
Total current assets	1,055.8	764.8

Prepaid pension costs	187.6	181.5
Other assets	46.8	67.3

Total assets	$3,820.3	$3,430.0

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term bonds and notes	$445.8	$495.3
Mandatorily redeemable preferred stock	4.1	4.5
Total long-term obligations	449.9	499.8

Preferred stock
Non-redeemable preferred stock	1.4	1.4

Common equity
Common stock	76.2	76.2
Paid-in capital	108.1	108.1
Retained earnings	470.7	455.3
Accumulated other comprehensive loss, net	(.3)	(1.5)
Total common equity	654.7	638.1
Total capitalization	1,106.0	1,139.3

Current liabilities
Long-term obligations due within one year	50.5	.5
Short-term borrowings	490.0	375.0
Accounts payable	543.7	406.0
Accrued gas costs	223.3	68.2
Deferred income taxes	24.4	-
Dividends payable	11.0	10.0
Other	58.4	47.3
Total current liabilities	1,401.3	907.0

Deferred credits and other liabilities
Regulatory retirement cost liability	631.7	706.4
Deferred income taxes	296.1	437.0
Asset retirement obligation	164.0	-
Regulatory income tax liability	41.3	44.8
Unamortized investment tax credits	31.7	33.8
Other liabilities	148.2	161.7
Total deferred credits and other liabilities	1,313.0	1,383.7

Commitments and contingencies

Total liabilities and capitalization	$3,820.3	$3,430.0

The accompanying notes are an integral part of these statements. 28

Nicor Gas Company

Consolidated Statements of Capitalization
(millions, except share data)
	December 31
	2005		2004
First Mortgage Bonds
5.55% Series due 2006	$50.0		$50.0
5.875% Series due 2008	75.0		75.0
5.37% Series due 2009	50.0		50.0
6.625% Series due 2011	75.0		75.0
7.20% Series due 2016	50.0		50.0
5.80% Series due 2023	50.0		50.0
6.58% Series due 2028	50.0		50.0
5.90% Series due 2032	50.0		50.0
5.90% Series due 2033	50.0		50.0
	500.0		500.0
Less: Amount due within one year	50.0		-
Unamortized debt discount, net of premium	4.2		4.7
	445.8	40.3%	495.3	43.5%

Preferred stock, cumulative, $100 par value, 800,000
shares authorized
Mandatorily redeemable preferred stock, 4.48% and 5.00%
series, 46,000 shares outstanding in 2005
and 51,000 shares outstanding in 2004	4.6		5.0
Less: Amount due within one year	.5		.5
	4.1	.4	4.5	.4

Nonredeemable preferred stock, 4.60% and 5.00%
convertible series, 14,008 shares outstanding	1.4	.1	1.4	.1

Common equity
Common stock, $5 par value, 25,000,000 shares
authorized, 32,365 shares reserved for conversion
and 15,232,414 shares outstanding	76.2		76.2
Paid-in capital	108.1		108.1
Retained earnings	470.7		455.3
Accumulated other comprehensive loss
Minimum pension liability	(.3)		(1.5)
	654.7	59.2	638.1	56.0

	$1,106.0	100.0%	$1,139.3	100.0%

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Retained Earnings
(millions)
	Year ended December 31
	2005	2004	2003

Balance at beginning of year	$455.3	$442.3	$424.5
Net income	53.5	62.1	83.0
Dividends declared on common stock	(38.0)	(49.0)	(65.0)
Dividends declared on preferred stock	(.1)	(.1)	(.2)

Balance at end of year	$470.7	$455.3	$442.3

Consolidated Statements of Comprehensive Income
(millions)
	Year ended December 31
	2005	2004	2003

Net income	$53.5	$62.1	$83.0
Other comprehensive income (loss), before tax
Loss on cash flow hedges	-	-	(2.8)
Reclassifications of hedge losses to net income	-	-	1.9
Decrease (increase) to minimum pension liability	2.2	-	(.1)
	2.2	-	(1.0)
Related income tax benefit (expense)	(.9)	-	.4
Other comprehensive income (loss), net of tax	1.3	-	(.6)

Comprehensive income	$54.8	$62.1	$82.4

The accompanying notes are an integral part of these statements. 30

Notes to the Consolidated Financial Statements

Northern Illinois Gas Company (doing business as Nicor Gas Company (“Nicor Gas”)) is one of the nation’s largest distributors of natural gas, serving over 2.1 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

1.  ACCOUNTING POLICIES

General. Nicor Gas is a wholly owned subsidiary of Nicor Inc (“Nicor”). Nicor Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation. The consolidated financial statements include the accounts of Nicor Gas and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts. Actual results could differ from those estimates, and such differences could be material. Accounting estimates requiring significant management judgment involve accruals for legal, regulatory, environmental and tax loss contingencies, unbilled revenues, the allowance for doubtful accounts receivable, postretirement benefit assets and liabilities, asset retirement obligations, income tax assets and liabilities, the identification and valuation of derivative instruments, and potential asset impairments.

Reclassifications. Certain reclassifications have been made to conform the prior years’ financial statements to the current year’s presentation.

Cash and cash equivalents. Cash equivalents are comprised of highly liquid investments with an initial maturity of three months or less. The carrying value of these investments approximates fair value because of their short maturity.

Change in accounting policy for Deposits in Nicor Cash Management Pool. During 2005, Nicor Gas changed its accounting policy concerning classification of certain cash deposited with Nicor. The new policy results in the reclassification of deposits with Nicor from “Cash and cash equivalents - affiliates” to “Deposits in Nicor cash management pool” and reflects cash flows arising from withdrawals and deposits from the pool as cash flows provided by (used for) investing activities.

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

The Consolidated Balance Sheets and Statements of Cash Flows for all prior periods presented in this report have been reclassified to conform to the current presentation. The change also resulted in the reclassification as of December 31, 2004 of $0.1 million of “Cash and cash equivalents - affiliates” to “Deposits in Nicor cash management pool.” There were no such deposits as of December 31, 2005.  Following is a summary of the effect of the change in presentation of the Consolidated Statements of Cash Flows (in millions):

	2004	2003

Cash used for investing activities as previously presented	$(170.6)	$(172.5)
Cash withdrawals with Nicor	97.4	17.8
Cash used for investing activities, as currently reported	$(73.2)	$(154.7)

Net decrease in cash and cash equivalents as previously presented	$(140.9)	$(41.2)
Cash withdrawals with Nicor	97.4	17.8
Net decrease in cash and cash equivalents, as currently reported	$(43.5)	$(23.4)

Regulatory assets and liabilities. Nicor Gas is regulated by the Illinois Commerce Commission (“ICC”), which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2005	2004
Regulatory assets
Deferred environmental costs	$15.1	$35.4
Unamortized losses on reacquired debt	18.7	19.9
Deferred rate case costs	3.5	2.9
Other	.3	-
	$37.6	$58.2

Regulatory liabilities
Regulatory retirement cost liability - current	$9.0	$11.6
Regulatory retirement cost liability - noncurrent	631.7	706.4
Accrued gas costs	223.3	68.2
Regulatory income tax liability	41.3	44.8
Other	1.8	.7
	$907.1	$831.7

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other are classified in noncurrent other liabilities.

Asset retirement obligations. The company records legal obligations (as defined under Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations) associated with the retirement of long-lived assets in the period in which the obligation is incurred, if sufficient information exists to reasonably estimate the fair value of the obligation. The obligation is recorded as both a cost of the long-lived asset and a corresponding liability. Subsequently, the asset retirement cost is depreciated over the life of the asset on a straight-line basis and the asset retirement obligation (“ARO”) is accreted to the expected settlement amount.

Subject to rate regulation, Nicor Gas continues to accrue all future asset retirement costs through depreciation over the lives of its assets even when a legal retirement obligation does not exist or insufficient information exists to determine the fair value of the obligation. Amounts charged to depreciation by Nicor Gas for future retirement costs in excess of the normal depreciation and accretion described above are classified as a regulatory retirement cost liability.

Derivative instruments. At Nicor Gas, derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the procurement of natural gas for customers. These derivative instruments are reflected on the balance sheet at fair value. Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, having no direct impact on earnings. Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities and classified on the balance sheet as deferred or accrued gas costs, respectively.

At times, Nicor Gas enters into futures contracts, options and fixed-price purchase agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices. These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost. In 2003, for those instruments carried at fair value, cash flow hedge accounting was generally elected. Hedge accounting has not been elected since 2003, and accordingly, changes in the fair value of these derivative instruments are now recorded in earnings as operating and maintenance expense.

Through early 2003, Nicor Gas held weather-related swap agreements to limit the earnings impact of weather fluctuations. The benefits or losses on these agreements were recorded in operating revenues.

To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income or loss (“AOCI”). Ineffectiveness, if any, is immediately recognized in operating income. Such ineffectiveness was immaterial for the three years ended December 31, 2005. The amount in AOCI is reclassified to earnings when the forecasted transaction occurs, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring. If the forecasted transaction is no longer expected to occur, the amount in AOCI is immediately reclassified to earnings.

Fair values are determined from quoted market prices and other external sources, where available, or are estimated using internal models. Estimates from internal models were not material to Nicor Gas’ financial statements. Derivative instruments are classified as current or noncurrent other assets or liabilities as appropriate. Cash flows from derivative instruments are recognized in the consolidated statements of cash flows and gains and losses are recognized in the consolidated statements of operations in the same categories as the underlying transactions.

Credit risk. Nicor Gas has a diversified customer base and prudent credit policies which mitigate customer receivable and derivative counterparty credit risk. The company is exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor Gas also, in some instances, enters into netting arrangements to mitigate counterparty credit risk. Credit losses are accrued as liabilities when probable and reasonably estimable.

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

Nicor Gas accrues revenues and related gas costs for estimated deliveries to customers from the date of their last bill until the balance sheet date. Receivables include accrued unbilled revenues of $300.4 million and $204.4 million at December 31, 2005 and 2004, respectively.

Legal defense costs. Nicor Gas accrues estimated legal defense costs associated with loss contingencies in the period in which it determines that such costs are probable of being incurred and are reasonably estimable.

Depreciation. Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis. The composite depreciation rate is 4.1 percent, which includes all estimated future retirement costs.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for 2005, 2004 and 2003 were $152.0 million, $139.4 million and $130.9 million, respectively.

Income taxes. Nicor Gas files a consolidated federal income tax return with Nicor Inc. Income taxes are allocated to Nicor Gas based upon the tax liability which would have been incurred on a separate company basis. Deferred income taxes are provided at the current statutory income tax rate for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Nicor Gas amortizes investment tax credits and regulatory income tax liabilities for deferred taxes in excess of the current statutory rate to income over the lives of the related properties.

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting changes and error corrections. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement requires retrospective application of voluntary changes in accounting principle and error corrections. Retrospective application is also required for mandatory changes in accounting principle if the transition method is not prescribed. The statement is effective for the company beginning January 1, 2006 and will be adopted prospectively. The initial adoption of this standard is not expected to have any impact on the company’s cash flows, financial position or results of operations.

Asset retirement obligations. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of SFAS No. 143 that generally results in a broadened assessment of when assets contain measurable retirement obligations. Prior to adopting FIN 47, Nicor Gas recorded AROs related primarily to the required removal and/or disposal of mercury regulators.

Nicor Gas adopted FIN 47 in 2005. Upon adoption, Nicor Gas:  recorded additional AROs associated with services, mains and other components of the distribution system and buildings of $160.2 million; increased the carrying value of the related assets by $59.8 million; increased accumulated depreciation by $26.2 million; and reduced its regulatory liability for future retirement costs by $126.6 million. Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation. At December 31, 2005 a total ARO of $164.4 million is recorded, substantially all of which is classified as a noncurrent liability.

As provided for by FIN 47, the financial statements for the periods prior to December 31, 2005 have not been restated. If the company had applied the interpretations of FIN 47 to prior periods, it would have recorded AROs of $152.5 million, $146.6 million and $140.5 million at December 31, 2004, 2003 and 2002, respectively.

3. GAS IN STORAGE

Based on the average cost of gas purchased in December 2005 and 2004, the estimated replacement cost of inventory at December 31, 2005 and 2004 exceeded the last-in, first-out (“LIFO”) cost by $778.4 million and $434.2 million, respectively.

During 2004, Nicor Gas partially liquidated a LIFO layer at a cost per thousand cubic feet (“Mcf ”) of $5.81. For gas purchased in 2004, the company’s average cost per Mcf was $0.24 higher than the LIFO liquidation rate. Applying LIFO cost in valuing the liquidations, as opposed to using the average gas purchase cost, had the effect of decreasing the cost of gas in 2004 by $0.7 million. However, since the cost of gas, including inventory costs, is charged to customers without markup, these amounts had no impact on net income. There was no liquidation of any LIFO layers during 2005 and 2003.

4. SHORT-TERM AND LONG-TERM DEBT

In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced the $500 million, three-year revolver, which was to expire in September 2007 and the $400 million, 210-day seasonal revolver, which expired in April 2005. In connection with this replacement, the company charged to interest expense $0.5 million of unamortized costs on the $500 million revolver.

The new replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, 5-year revolver, expiring September 2010, available to Nicor Inc. and Nicor Gas, and a $400 million, 210-day seasonal revolver, expiring in April 2006, available to Nicor Gas. Commitment fees paid in advance are insignificant and are being amortized over the respective terms of the agreements as interest expense. The company believes it is in compliance with all debt covenants at December 31, 2005.

The company had $490 million and $375 million of commercial paper outstanding with a weighted average interest rate of 4.1 percent and 2.3 percent at December 31, 2005 and 2004, respectively.

The company incurred total interest expense of $43.2 million, $37.6 million and $37.0 million in 2005, 2004 and 2003, respectively. Interest expense is reported net of amounts capitalized. Interest expense capitalized for the years ended December 31, 2005, 2004 and 2003 was $1.1 million, $0.4 million and $0.2 million, respectively.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2005 and 2004 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $525 million and $530 million at December 31, 2005 and 2004, respectively.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. These financial instruments relate to hedging of natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review. The gross asset and liability fair values of these instruments are reflected on the Consolidated Balance Sheets at December 31 as follows (in millions):

	2005	2004

Current other assets	$25.7	$4.4
Noncurrent other assets	1.0	.3
	$26.7	$4.7

Current other liabilities	$.8	$.8
Noncurrent other liabilities	.1	.3
	$.9	$1.1

Nicor Gas maintains a margin account related to financial derivative transactions. At December 31, 2005 and 2004, the balance of this account was $33.7 million and $21.0 million, respectively, and was reflected on the Consolidated Balance Sheets as Receivables.

6. INCOME AND OTHER TAXES

The components of income tax expense (benefit) are presented below (in millions):

	2005	2004	2003
Current
Federal	$87.1	$11.7	$(73.0)
State	20.4	3.0	(13.7)
	107.5	14.7	(86.7)
Deferred
Federal	(64.0)	16.4	113.5
State	(15.3)	3.8	23.2
	(79.3)	20.2	136.7

Amortization of investment tax credits, net	(2.1)	(1.8)	(2.0)
Income tax expense, net	$26.1	$33.1	$48.0

The temporary differences which gave rise to the net deferred tax liability at December 31, 2005 and 2004, were as follows (in millions):

	2005	2004
Deferred tax liabilities
Property, plant and equipment	$350.3	$425.8
Employee benefits	24.6	27.1
Other	21.1	22.9
	396.0	475.8
Deferred tax assets
Unamortized investment tax credits	20.9	22.3
Alternative minimum tax credits	14.4	17.5
Other	40.2	40.5
	75.5	80.3
Net deferred tax liability	$320.5	$395.5

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	4.6	5.2	5.0
Amortization of investment tax credits	(3.0)	(2.4)	(1.8)
Amortization of regulatory income tax liability	(2.3)	(2.0)	(1.6)
Other, net	(1.5)	(1.0)	.1
Effective combined federal and state income tax rate	32.8%	34.8%	36.7%

The effective income tax rate was 32.8 percent, 34.8 percent and 36.7 percent for 2005, 2004 and 2003, respectively. The gradual decline in the effective income tax rate over the three-year period was primarily a result of lower pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).

The company had available at December 31, 2005, federal alternative minimum tax (“AMT”) credit carryforwards for tax purposes of approximately $16.8 million, which may be used indefinitely to reduce federal income taxes.  The company believes it is more likely than not that all of its AMT credit carryforwards will be realized.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company’s tax returns. At December 31, 2005 and 2004, the company had accrued approximately $9.0 million and $4.4 million, respectively, for such uncertainties.

In 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method, (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. As a result of this revision, the company reclassified from deferred to current income tax expense approximately $67 million, reflecting the amount repaid during 2005. The company expects to repay the remaining amounts during 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

7. POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company’s past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company’s share of cost for employees hired after 1982. The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.

The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the October 1 funded status of the plans to the prepaid (accrued) benefit cost recorded on the balance sheet at December 31 (in millions):

	Pension benefits		Health care and other benefits
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of period	$282.6	$273.1	$184.7	$173.6
Service cost	9.3	9.0	2.7	2.4
Interest cost	15.6	15.7	10.3	10.1
Actuarial loss	7.1	10.6	4.9	8.2
Participant contributions	-	-	.8	.9
Plan amendments	-	-	-	(1.9)
Benefits paid	(30.2)	(25.8)	(10.9)	(8.6)
Benefit obligation at end of period	284.4	282.6	192.5	184.7

Change in plan assets
Fair value of plan assets at beginning of period	402.0	383.6	10.6	11.7
Actual return on plan assets	52.2	44.2	1.0	1.2
Employer contributions	-	-	5.4	5.4
Participant contributions	-	-	.8	.9
Benefits paid	(30.2)	(25.8)	(10.9)	(8.6)
Fair value of plan assets at end of period	424.0	402.0	6.9	10.6

Funded status	139.6	119.4	(185.6)	(174.1)
Unrecognized net actuarial loss	44.9	58.4	88.5	88.6
Unrecognized prior service cost	3.1	3.7	(.7)	(.8)
Other	-	-	(3.8)	(2.7)
Recognized prepaid (accrued) benefit cost	$187.6	$181.5	$(101.6)	$(89.0)

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $246.1 million and $238.8 million at October 1, 2005 and 2004, respectively. The accrued benefit cost for health care and life insurance benefits is classified as a noncurrent other liability.

In 2003, the company amended the retiree health care plan as it applies to non-unionized employees to improve consistency of benefits among participant groups and reduce the company’s share of plan costs effective January 1, 2004. In 2004, further cost-sharing amendments, effective January 1, 2006, were made to the plan for all employees.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2005	2004	2003	2005	2004	2003

Service cost	$9.3	$9.0	$7.4	$2.7	$2.4	$2.0
Interest cost	15.6	15.7	16.3	10.3	10.1	11.1
Expected return on plan assets	(33.2)	(31.7)	(28.7)	(.9)	(1.0)	(1.2)
Recognized net actuarial loss	1.6	2.0	4.3	4.9	4.6	2.9
Amortization of unrecognized transition obligation	-	-	-	-	.1	3.1
Amortization of prior service cost	.6	.6	.7	(.1)	-	-
Net periodic benefit cost (credit)	$(6.1)	$(4.4)	$-	$16.9	$16.2	$17.9

Assumptions used to determine benefit obligations at October 1 included the following:

	Pension benefits		Health care and other benefits
	2005	2004	2005	2004

Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	3.75	4.00	3.75	4.00

The 5.50 percent discount rate was determined independently for the pension and health-care plans based on bond matching models, using non-callable, high quality bonds (AA- or better), whose cash flows match the timing and amount of future benefit payments of the plans.

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Expected return on assets	8.50	8.50	8.75	8.50	8.50	8.75
Rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00

Nicor Gas establishes its expected long-term return-on-asset assumption by considering historical and projected returns for each investment asset category. Projected returns are calculated with the assistance of independent firms via probability-based models. The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost. The assumed rate of return on assets can have a significant effect on the amounts reported for the pension benefits. A one-percentage-point change in the assumed rate of return on assets would impact the net periodic pension credit by approximately $4 million.

Other assumptions used to determine the health care benefit obligation at October 1 were as follows:

	2005	2004

Health care cost trend rate	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Years to reach ultimate rate	5	4

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:

	2005	2004	2003

Health care cost trend rate	9.5%	9.5%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Years to reach ultimate rate	4	4	4

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	One-percent
	Increase	Decrease
Effect on total of service and interest cost components	$1.3	$(1.1)
Effect on benefit obligation	18.1	(15.4)

In 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP SFAS 106-2”). The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans. FSP SFAS 106-2 provides guidance on accounting for the effects of the Act, including the potential subsidy, and required public companies to reflect the impact by the third quarter of 2004, if determinable and significant. The company’s 2004 net periodic postretirement health care costs do not reflect the effects of the Act because the company’s actuaries estimated that the impact on 2004 would be minimal. The company has, as required, reflected its best estimate of the potential subsidy in the October 1, 2004 measurement of the benefit obligation. The potential subsidy reduced the October 1, 2004 benefit obligation by $19.4 million, creating an actuarial gain that will be amortized over the remaining service lives of plan participants. Beginning in 2005, the company has also reflected its best estimate of the potential subsidy in its measurement of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $2.4 million for the year ended December 31, 2005. This reduction was offset by general medical cost increases. As of the October 1, 2005 measurement date, the company refined its estimate of the potential subsidy to be ultimately collected. The refinement reduced the benefit obligation by an additional $19.7 million, creating an actuarial gain which will also be amortized over the remaining service lives of plan participants beginning in 2006, and further reducing the projected 2006 periodic health care plan cost by $2.9 million.

The company’s investment objective relating to pension plan assets is to have a high probability of meeting its obligations without additional cash contributions. The company’s investment strategy is to maintain an asset mix near its target asset allocation and to rebalance the portfolio monthly if the actual allocation deviates from the target by two or more percentage points. The following table sets forth the target allocation and actual percentage of plan assets by asset category:

	Target allocation	Percentage of plan assets at October 1
Asset category		2005	2004
Equity securities	69%	69%	69%
Debt securities	31	31	30
Real estate and other	-	-	1
	100%	100%	100%

The company does not expect to contribute to its pension plan in 2006 and expects to contribute about $11.9 million to its other postretirement benefit plan in 2006. The following table sets forth the benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending October 1	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2006	$27.4	$11.9	$(1.5)
2007	18.4	12.6	(1.6)
2008	17.5	13.1	(1.8)
2009	18.8	13.7	(1.9)
2010	20.0	14.2	(2.0)
2011-2015	129.7	76.9	(10.7)

Higher projected pension benefit payments for the 2006 plan year reflect an expected increase in retirements due to the health care cost-sharing amendments which become effective January 1, 2006.

Nicor Gas also has a separate unfunded supplemental retirement plan. The supplemental retirement plan is noncontributory with defined benefits and plan costs of $2.5 million, $1.9 million and $0.8 million in 2005, 2004 and 2003, respectively. The projected benefit obligation associated with the plan was $2.6 million and $7.8 million at December 31, 2005 and 2004, respectively.

The company also sponsors defined contribution plans covering substantially all employees. These plans provide for employer matching contributions. The total cost of these plans was $4.8 million, $4.5 million and $4.4 million in 2005, 2004 and 2003, respectively.

8. DIVIDEND AND OTHER RESTRICTIONS

Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates. Dividends are allowed only to the extent of Nicor Gas’ retained earnings balance. For restrictions regarding cash deposits from or advances to affiliates, see Note 10 - Related Party Transactions.

9. BUSINESS SEGMENT INFORMATION

Revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2005	2004	2003

Bundled sales	$ 2,546.7	$ 2,024.7	$ 2,014.8
Transportation	151.9	147.4	148.0
Revenue taxes	156.4	143.5	134.0
Other	54.6	48.3	54.8
	$ 2,909.6	$ 2,363.9	$ 2,351.6

The 2005 revenues reflect $12.8 million recorded in connection with the rate relief which became effective during the fourth quarter of 2005.

10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the years ended December 31, 2005, 2004 and 2003, Nicor Gas had net charges to affiliates of $7.5 million, $10.3 million and $4.3 million, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor. By virtue of making deposits or advances to Nicor, Nicor Gas is exposed to credit risk to the extent it is unable to secure the return of such deposits for any reason. There are ICC regulations addressing the amount and circumstances in which Nicor Gas can deposit with the cash management pool or advance to affiliates. In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings. Nicor Gas' practice also provides that the balance of cash deposits or advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. Nicor Gas’ positive cash deposits, if any, may be applied by Nicor to offset negative balances of other Nicor subsidiaries and vice versa.

Nicor Gas had deposits in the Nicor cash management pool, due on demand from Nicor, of zero and $0.1 million December 31, 2005 and 2004, respectively, due primarily to the seasonal cash requirements of the business. For the years ended December 31, 2005, 2004, and 2003, Nicor Gas recorded interest income of $1.8 million, $0.1 million, and $1.0 million from deposits in the Nicor cash management pool, at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.

Nicor Solutions, a subsidiary of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the years ended December 31, 2005, 2004 and 2003 Nicor Gas recorded revenues of $83.7 million, $79.6 million and $50.6 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Under the terms of an ICC order, Nicor Gas routinely enters into transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. For the years ended December 31, 2005, 2004 and 2003, net charges from Nicor Enerchange were $31.2 million, $28.0 million and $1.1 million, respectively.

Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $10.4 million in each year ended December 31, 2005, 2004 and 2003 for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission.

EN Engineering, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $4.4 million for engineering and corrosion services rendered in 2005. In 2004 and 2003, Nicor Technologies, a subsidiary of Nicor, charged Nicor Gas $4.0 million and $4.4 million, respectively for these services.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

11. COMMITMENTS

As of December 31, 2005, Nicor Gas had purchase commitments with payments due as follows (in millions):

	Purchase obligations	Operating leases	Other long-term obligations

2006	$22.4	$1.1	$.5
2007	10.4	1.1	.5
2008	10.4	1.1	.5
2009	10.4	.4	.5
2010	10.4	.4	.4
After 2010	14.0	8.3	1.9
	$78.0	$12.4	$4.3

Purchase obligations consist of a natural gas transportation agreement and property, plant and equipment purchases. Operating leases are primarily for office space and equipment. Rental expense under operating leases was $1.0 million, $1.0 million and $1.3 million in 2005, 2004 and 2003, respectively. Other long-term obligations consist primarily of redeemable preferred stock.

12. RATE PROCEEDING

Nicor Gas filed a request with the ICC for an overall increase in base rates on November 4, 2004. In late 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. The new rates were implemented in the fourth quarter of 2005.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications.  The ICC is expected to issue its decision on rehearing in March 2006. As a result of the rehearing process, the actual annual net revenue increase approved by the ICC could change. Based on the positions of the parties on the rehearing issues, the outcome could range from an approximate $7.1 million reduction to the annual net revenue increase to an approximate $0.9 million additional annual increase. Rate changes, if any, resulting from the outcome of the rehearing process would be prospective.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. In aggregate, the fourth quarter storage-related costs in operating and maintenance expense totaled $6.5 million. Such costs incurred prior to the effective date of the rate order were recorded as cost of gas.

13. GUARANTEES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 14 - Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote or the fair value of the indemnification is immaterial and no liability has been recorded for these indemnifications.

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

14. CONTINGENCIES

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

Performance-Based Rate (“PBR”) Plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under ICC review.

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002 the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

In response to these allegations, on July 18, 2002, the Nicor Board of Directors appointed a special committee of independent, non-management directors to conduct an inquiry into issues surrounding natural gas purchases, sales, transportation, storage and such other matters as may come to the attention of the special committee in the course of its investigation. The special committee presented the report of its counsel (“Report”) to Nicor’s Board of Directors on October 28, 2002.

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in the third quarter of 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of December 31, 2005, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.

On February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings. In that motion, CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false. Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers. On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions. On May 1, 2003, the Administrative Law Judges issued a ruling denying CUB and CCSAO’s motion for sanctions. CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings. It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

During the course of the United States Securities and Exchange Commission (“SEC”) investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. Review of additional information completed in the third quarter of 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee’s counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel in 2004 indicated that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney’s office and the ICC on this matter. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in the third quarter of 2004.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2005.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The SEC may also seek injunctive relief, disgorgement and civil penalties. The SEC staff invited Nicor to make a formal response (known as a Wells Submission) with respect to the proposed recommendation. In June 2004, Nicor filed its Wells Submission with the SEC. In addition, in connection with the SEC’s invitation to the company to make a Wells Submission, the SEC informed the company of additional sources of information relating to activities affecting the PBR plan, the status of which is addressed in detail in the PBR plan section set forth above. In August 2004, Nicor withdrew its Wells Submission in light of its continuing review of the newly available additional sources of information referenced above. Nicor continues in its efforts to resolve this matter with the SEC and has requested that the SEC allow Nicor to file an updated Wells Submission if necessary. Nicor Gas is unable to predict the outcome of these inquiries or Nicor Gas’ potential exposure related thereto and has not recorded a liability associated with the outcome of this contingency.

Gas Line ComfortGuard Service. On May 5, 2005, a consumer class action was filed in the Circuit Court of Cook County, Illinois entitled Rivera v. Nicor Inc., Nicor Gas and Nicor Services.  Nicor Gas was a defendant in the case.  The plaintiff alleged deceptive practices relating to the marketing and sale of the Gas Line ComfortGuard service offered by Nicor Services. The plaintiff also alleged violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment. The plaintiff sought damages in an amount equal to the total Gas Line ComfortGuard charges paid by the plaintiff and the putative class members, punitive damages, and attorney’s fees and costs. In the third quarter of 2005, the case was transferred to the Circuit Court of DuPage County, Illinois. In the first quarter of 2006, Nicor Gas settled the action on an individual basis with the named plaintiff without any admission of wrongdoing or liability. The plaintiff’s case has been dismissed with prejudice and no motion to certify a class was ever filed.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2007, to provide medical screening to persons exposed to mercury from its equipment, and will use reasonable efforts to remove any remaining inside residential mercury regulators by March of 2006. Nicor Gas believes it is in compliance with its obligations under the settlement agreement. The class action settlement permitted class members to “opt out” of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 27 households.

As of December 31, 2005, Nicor Gas had remaining an estimated liability of $17.5 million, representing management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas recovered approximately $18 million of pretax mercury-related costs, net of legal fees, from insurers and independent contractors in 2003. Amounts recovered during 2004 and 2005 were immaterial. On October 25, 2004 the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and Nicor Gas and against various insurers in the amount of $10.2 million with respect to one of Nicor’s and Nicor Gas’ mercury-related insurance claims. The insurers filed an appeal of the judgment. On November 29, 2005, the First District Appellate Court reversed the Circuit Court’s judgment in favor of Nicor and Nicor Gas and remanded the case to the Circuit Court for proceedings consistent with the Appellate Court’s decision. On January 3, 2006, Nicor and Nicor Gas filed a petition for leave to appeal to the Illinois Supreme Court.

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company’s financial condition.

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800’s and early to mid 1900’s to produce manufactured gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may, in part, be responsible. Most of these properties are not presently owned by the company. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of December 31, 2005 the company had recorded a liability of $19.5 million. In accordance with ICC authorization, the company is and has been recovering these costs from its customers, subject to annual prudence reviews.

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

In April 2002, Nicor Gas was named as a defendant, together with Commonwealth Edison Company, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the “MWRDGC”) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company’s financial condition or results of operations.

Other. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. Although unable to determine the ultimate outcome of these other contingencies, management believes that these amounts are appropriately reflected in the financial statements, including the recording of appropriate liabilities when reasonably estimable.

15. QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions):

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2005
Operating revenues	$1,078.8	$372.2	$241.5	$1,217.0
Operating income	43.2	11.5	3.8	34.5
Net income (loss)	32.5	3.6	(5.4)	22.8

2004
Operating revenues	$1,035.1	$338.4	$226.9	$763.6
Operating income	47.2	13.8	3.1	32.2
Net income (loss)	36.5	11.0	(7.3)	21.9

The fourth quarter of 2005 included revenues of $12.8 million and operating income of $9.0 million recorded in connection with the rate relief that became effective during the quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the most recent fiscal quarter of the period covered by this Annual Report on Form 10-K (the “Evaluation”).

In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures, as of the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, the company’s Chief Executive Officer and Chief Financial Officer, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2005. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to Nicor Gas by Deloitte & Touche LLP for professional services rendered for the years ended December 31, 2005 and 2004 (in millions):

Fee Category	2005	2004

Audit fees	$ 1.5	$ 1.4
Audit-related fees	.1	.1
Tax fees	-	-
All other fees	-	-
Total fees	$ 1.6	$ 1.5

Audit Fees.  Consists of fees for professional services rendered for the audit of Nicor Gas’ financial statements, and the review of the interim financial statements included in quarterly reports, and in connection with statutory and regulatory filings.

Audit-Related Fees.  Consists of fees for assurance and related services that are reasonably related to the performance of the audit of Nicor Gas’ financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Deloitte & Touche LLP. On an ongoing basis, management of Nicor Gas defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of Deloitte & Touche LLP. On a periodic basis, Nicor Gas’ management reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts. In 2005, all services provided by Deloitte & Touche LLP were approved in advance by the Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)

1) Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2) Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	24
II	Valuation and Qualifying Accounts	52

Schedules other than those listed are omitted because they are not applicable.

3) Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Gas Company

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to	Charged to						Balance
	beginning	costs and	other						at end
Description	of period	expenses	accounts			Deductions			of period

2005

Allowance for doubtful
accounts receivable	$19.7	$42.6	$-			$32.2	(a	)	$30.1

Accrued mercury-related costs	20.2	-	-			2.7	(b	)	17.5

Accrued manufactured gas plant
environmental costs	36.8	-	0.6	(c	)	17.9	(b	)	19.5

2004

Allowance for doubtful
accounts receivable	$19.4	$32.5	$-			$32.2	(a	)	$19.7

Accrued mercury-related costs	21.9	-	-			1.7	(b	)	20.2

Accrued manufactured gas plant
environmental costs	33.2	-	18.8	(c	)	15.2	(b	)	36.8

2003

Allowance for doubtful
accounts receivable	$14.4	$29.8	$-			$24.8	(a	)	$19.4

Accrued mercury-related costs	23.4	-	-			1.5	(b	)	21.9

Accrued manufactured gas plant
environmental costs	61.9	-	14.2	(c	)	42.9	(b	)	33.2

(a) Accounts receivable written off, net of recoveries.
(b) Expenditures, other adjustments.
(c) Accrual of estimated future remediation costs that are deferred as regulatory assets.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nicor Gas Company

Date February 24, 2006		/s/ RICHARD L.HAWLEY
Richard L. Hawley
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2006.

Signature		Title

/s/ RUSS M. STROBEL
Russ M. Strobel		Chairman, President and
(Principal Executive Officer)		Chief Executive Officer

/s/ RICHARD L. HAWLEY
Richard L. Hawley		Executive Vice President and
(Principal Financial Officer		Chief Financial Officer
and Principal Accounting Officer)

ROBERT M. BEAVERS, JR.*		Director

BRUCE P. BICKNER*		Director

JOHN H. BIRDSALL, III*		Director

THOMAS A. DONAHOE*		Director

RAYMOND A. JEAN*		Director

JOHN E. JONES*		Director

DENNIS J. KELLER*		Director

R. EDEN MARTIN*		Director

GEORGIA R. NELSON*		Director

WILLIAM A. OSBORN*		Director

JOHN RAU*		Director

JOHN F. RIORDAN*		Director

	*	By /s/ RICHARD L. HAWLEY
Richard L. Hawley
(Attorney-in-fact)

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders as Nicor Gas is a wholly owned subsidiary of Nicor Inc.

Exhibit Index

Exhibit
Number		Description of Document

3.01	*	Articles of Incorporation of the company. (File No. 1-7296, Form 10-K for 1980, Exhibit 3.01.)

3.02	*	Amendment to Articles of Incorporation of the company. (File No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

3.03	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

4.01	*	Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1995, Exhibit 4.01.)

4.02	*	Indenture of Adoption of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-7296, Form 10-K for 1995, Exhibit 4.02.)

4.03	*
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

4.08	*	Supplemental Indenture, dated December 15, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2001, Exhibit 4.20.)

4.09	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.09.)

Exhibit
Number		Description of Document

4.10	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.10.)

4.11	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.11.)

10.01	*	Directors’ Deferred Compensation Plan. (File No. 1-7296, Form 10-K for December 31, 1983, Northern Illinois Gas Company, Exhibit 10.10.)

10.02	*	Directors Compensation. (File No. 1-7296, Form 8-K for September 21, 2005, Northern Illinois Gas Company.)

10.03	*	210-Day Credit Agreement dated as of September 13, 2005. (File No. 1-7296, Form 10-Q for September 30, 2005, Northern Illinois Gas Company, Exhibit 10.02.)

10.04	*	5-Year Credit Agreement dated as of September 13, 2005. (File No. 1-7296, Form 10-Q for September 30, 2005, Northern Illinois Gas Company, Exhibit 10.03.)

10.05		First Amendment to the Northern Illinois Gas Company Supplemental Retirement Plan.

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

18.01	*	Letter regarding change in accounting principles. (File No. 1-7296, Form 10-Q for June 2005, Exhibit 18.01.)

23.01		Consent of Independent Registered Public Accounting Firm.

24.01		Powers of Attorney.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

*
These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.