Form 10-Q
period 2006-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2006-05-03
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

All shares of common stock are owned by Nicor Inc.

Glossary		ii

Part I - Financial Information

Item 1.	Financial Statements - (Unaudited)

	Condensed Consolidated Statements of Operations:	1
	Three months ended
	March 31, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows:	2
	Three months ended
	March 31, 2006 and 2005

	Condensed Consolidated Balance Sheets:	3
	March 31, 2006 and 2005, and
	December 31, 2005

	Notes to the Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II - Other Information

Item 1.	Legal Proceedings	24

Item 6.	Exhibits	25

	Signature	26

i

Glossary

Chicago Hub. A venture of Northern Illinois Gas Company, doing business as Nicor Gas Company (“Nicor Gas”) which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day. The extent to which the daily average temperature falls below 65 degrees Fahrenheit. Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,830 degree days per year.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)
	Three months ended
	March 31
	2006	2005

Operating revenues (includes revenue taxes
of $72.6 and $72.1, respectively)	$1,210.8	$1,078.8

Operating expenses
Cost of gas	956.7	836.8
Operating and maintenance	82.3	68.3
Depreciation	40.1	38.6
Taxes, other than income taxes	76.8	76.1
Income tax expense, net	16.0	15.7
Mercury-related costs (recoveries), net	(3.8)	.1
	1,168.1	1,035.6

Operating income	42.7	43.2

Other income, net	.3	.1

Interest expense
Interest on debt, net of amounts capitalized	11.2	9.7
Other	1.6	1.1
	12.8	10.8

Net income	30.2	32.5

Dividends on preferred stock	-	.1

Earnings applicable to common stock	$30.2	$32.4

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Three months ended
	March 31
	2006	2005
Operating activities
Net income	$30.2	$32.5
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	40.1	38.6
Deferred income tax benefit	(16.4)	(2.5)
Changes in assets and liabilities:
Receivables, less allowances	153.7	(35.1)
Gas in storage	217.9	186.6
Deferred/accrued gas costs	(97.2)	1.9
Other assets	40.7	11.9
Accounts payable	(258.9)	(118.4)
Temporary last-in, first-out inventory liquidation	443.8	403.4
Other liabilities	18.3	4.9
Other items	(2.7)	.5
Net cash flow provided from operating activities	569.5	524.3

Investing activities
Capital expenditures	(38.2)	(36.8)
Increase in balance in Nicor cash management pool	(35.0)	(100.9)
Other investing activities	.8	-
Net cash flow used for investing activities	(72.4)	(137.7)

Financing activities
Net repayments of commercial paper with maturities
of 90 days or less	(490.0)	(375.0)
Dividends paid	(11.0)	(10.0)
Net cash flow used for financing activities	(501.0)	(385.0)

Net increase (decrease) in cash and cash equivalents	(3.9)	1.6

Cash and cash equivalents, beginning of period	10.2	-

Cash and cash equivalents, end of period	$6.3	$1.6

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	March 31	December 31	March 31
	2006	2005	2005
Assets

Gas distribution plant, at cost	$4,073.8	$4,043.2	$3,856.5
Less accumulated depreciation	1,533.8	1,513.1	1,430.9
Gas distribution plant, net	2,540.0	2,530.1	2,425.6

Current assets
Cash and cash equivalents	6.3	10.2	1.6
Deposits in Nicor cash management pool	35.0	-	101.0
Receivables, less allowances of $43.4,
$30.1 and $29.3, respectively	609.8	753.0	526.1
Receivables - affiliates	8.0	18.5	9.6
Gas in storage, at last-in, first-out cost	3.1	221.0	2.4
Deferred income taxes	-	-	43.8
Other	18.8	53.1	31.0
Total current assets	681.0	1,055.8	715.5

Prepaid pension costs	190.1	187.6	183.0
Other assets	42.3	46.8	57.1

Total assets	$3,453.4	$3,820.3	$3,381.2

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term bonds and notes	$447.1	$445.8	$495.4
Mandatorily redeemable preferred stock	4.1	4.1	4.6
Total long-term obligations	451.2	449.9	500.0

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	488.9	470.7	478.8
Accumulated other comprehensive loss, net	(.2)	(.3)	(1.6)
Total common equity	673.0	654.7	661.5
Total capitalization	1,125.6	1,106.0	1,162.9

Current liabilities
Long-term obligations due within one year	50.5	50.5	.5
Short-term borrowings	-	490.0	-
Accounts payable	284.8	543.7	287.6
Temporary last-in, first-out inventory liquidation	443.8	-	403.4
Accrued gas costs	126.1	223.3	70.1
Deferred income taxes	10.0	24.4	-
Dividends payable	12.0	11.0	9.0
Other	84.9	58.4	52.8
Total current liabilities	1,012.1	1,401.3	823.4

Deferred credits and other liabilities
Regulatory retirement cost liability	642.5	631.7	718.3
Deferred income taxes	294.9	296.1	437.6
Asset retirement obligation	164.9	164.0	-
Regulatory income tax liability	40.5	41.3	44.0
Unamortized investment tax credits	31.2	31.7	33.3
Other liabilities	141.7	148.2	161.7
Total deferred credits and other liabilities	1,315.7	1,313.0	1,394.9

Commitments and contingencies

Total capitalization and liabilities	$3,453.4	$3,820.3	$3,381.2

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION
The unaudited Condensed Consolidated Financial Statements of Northern Illinois Gas Company (doing business as Nicor Gas Company (“Nicor Gas”)) have been prepared by the company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2005 Annual Report on Form 10-K.

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

Gas in storage. Gas in storage inventory is carried at cost applying a last-in, first-out (“LIFO”) method on a calendar-year basis. For interim periods, the difference between estimated replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded in cost of gas and in current liabilities as a temporary LIFO liquidation.

Change in accounting policy for Deposits in Nicor Cash Management Pool. During the quarter ended June 30, 2005, Nicor Gas changed its accounting policy concerning classification of certain cash deposited with Nicor Inc. (“Nicor”). The new policy results in the reclassification of deposits with Nicor from “Cash and cash equivalents - affiliates” to “Deposits in Nicor cash management pool” and reflects cash flows arising from withdrawals and deposits from the pool as cash flows provided from (used for) investing activities.

Although none of the agreements or conditions governing these deposits had changed, Nicor Gas elected to change the presentation of such deposits to show them as a separate current asset and not as a cash equivalent as we believe this classification is preferable. Nicor Gas continues to have the contractual right to withdraw these funds on demand and continues to have the ability to access funds deposited in these accounts on a daily basis.

The Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2005 have been reclassified to conform to the current presentation. The change resulted in the reclassification as of March 31, 2005 of $101.0 million of “Cash and cash equivalents - affiliates” to “Deposits in Nicor cash management pool.”

Following is a summary of the effect of the change in presentation on the Condensed Consolidated Statement of Cash Flows (in millions):

Three Months
Ended March
31, 2005

Cash used for investing activities, as previously presented	$(36.8)
Increase in deposits in Nicor cash management pool	(100.9)
Cash used for investing activities, as currently reported	$(137.7)

Net increase in cash and cash equivalents, as previously reported	$102.5
Increase in deposits in Nicor cash management pool	(100.9)
Net increase in cash and cash equivalents, as currently reported	$1.6

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

	March 31	December 31	March 31
	2006	2005	2005
Regulatory assets
Deferred environmental costs	$10.3	$15.1	$23.5
Unamortized losses on reacquired debt	18.4	18.7	19.5
Deferred rate case costs	3.4	3.5	3.6
Other	.4	.3	-
	$32.5	$37.6	$46.6

Regulatory liabilities
Regulatory retirement cost liability - current	$9.0	$9.0	$12.0
Regulatory retirement cost liability - noncurrent	642.5	631.7	718.3
Accrued gas costs	126.1	223.3	70.1
Regulatory income tax liability	40.5	41.3	44.0
Other	1.1	1.8	5.2
	$819.2	$907.1	$849.6

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other are classified in noncurrent other liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2006 and 2005 were $71.4 million and $70.6 million, respectively.

Income and other taxes. The company’s effective income tax rate was 35.1 percent for the quarter ended March 31, 2006 and 32.6 percent for the corresponding prior-year period. The increase in the effective income tax rate in 2006 compared with 2005 was primarily a result of lower projected net tax credits as well as higher projected 2006 pretax income (compared to first quarter 2005 estimate of projected 2005 annual pretax income). Higher pretax income typically causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company’s tax returns. At March 31, 2006, December 31, 2005 and March 31, 2005, the company had accrued approximately $10.1 million, $9.0 million and $6.4 million, respectively, for such uncertainties.

In 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. In the second half of 2005, Nicor reclassified income tax expense from deferred to current and repaid approximately $67 million. In April 2006, the company repaid approximately $17 million, which was reclassified in the first quarter of 2006 from deferred to current income tax expense. The company expects to repay the remaining approximately $50 million during 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

Reclassifications. Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3. ASSET RETIREMENT OBLIGATIONS

Nicor Gas has asset retirement obligations (“AROs”) associated with services, mains and other components of the distribution system and buildings. Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation.

The following table presents a reconciliation of the beginning and ending ARO for the quarter ended March 31, 2006 (in millions):

Beginning of period	$164.4
Liabilities incurred during the period	.6
Liabilities settled during the period	(.7)
Accretion	2.3
End of period	$166.6

Substantially all of the ARO is classified as a noncurrent liability.

4. SHORT-TERM DEBT

In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced $900 million of revolving facilities. These replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, five-year revolver, expiring September 2010, available to Nicor and Nicor Gas, and a $400 million, 210-day seasonal revolver, which expired in April 2006 and was available to Nicor Gas. The company had no commercial paper borrowings outstanding at March 31, 2006 and 2005, and $490 million of commercial paper borrowings outstanding at December 31, 2005. The company believes it is in compliance with all debt covenants at March 31, 2006.

5. ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $121.5 million, $300.4 million and $126.6 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount and issuance costs. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2006, December 31, 2005 and March 31, 2005 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $512 million, $525 million and $528 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. The majority of these financial instruments relate to hedging of natural gas purchases, and their settlement is passed directly through to customers without markup, subject to ICC review. The gross asset and liability fair values of these instruments are reflected on the Condensed Consolidated Balance Sheets as follows (in millions):

	March 31	December 31	March 31
	2006	2005	2005

Current other assets	$4.3	$25.7	$15.0
Noncurrent other assets	.8	1.0	2.1
	$5.1	$26.7	$17.1

Current other liabilities	$9.9	$.8	$-
Noncurrent other liabilities	.5	.1	-
	$10.4	$.9	$-

Nicor Gas maintains a margin account related to financial derivative transactions. At March 31, 2006, December 31, 2005 and March 31, 2005, the balance of this account was $20.4 million, $33.7 million and $28.1 million, respectively, and was reflected on the Condensed Consolidated Balance Sheets as Receivables.

7. POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company’s past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes limits on the company’s share of cost for employees hired after 1982. The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Three months ended March 31
Service cost	$2.3	$2.3	$.6	$.7
Interest cost	3.7	3.9	2.6	2.6
Expected return on plan assets	(8.7)	(8.3)	(.1)	(.2)
Recognized net actuarial loss	.1	.4	1.2	1.1
Amortization of prior service cost	.1	.2	-	-
Net periodic benefit cost (credit)	$(2.5)	$(1.5)	$4.3	$4.2

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2005 and 2004 measurement of the postretirement health care obligation and of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $1.3 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.

8. COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS 130, Reporting Comprehensive Income, was equal to net income for the three months ended March 31, 2006 and 2005.

9. RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three months ended March 31, 2006 and 2005, Nicor Gas had net charges to affiliates of $5.7 million and $4.3 million, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor. By virtue of making deposits or advances to Nicor, Nicor Gas is exposed to credit risk to the extent it is unable to secure the return of such deposits for any reason. There are ICC regulations addressing the amount and circumstances in which Nicor Gas can deposit with the cash management pool or advance to affiliates. In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings. Nicor Gas’ practice also provides that the balance of cash deposits or advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. Nicor Gas’ positive cash deposits, if any, may be applied by Nicor to offset negative balances of other Nicor subsidiaries and vice versa.

Nicor Gas had deposits in the Nicor cash management pool, due on demand from Nicor, of $35 million and $101 million at March 31, 2006 and 2005, respectively, and zero at December 31, 2005, due primarily to the seasonal cash requirements of the business. Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment. For the quarter ended March 31, 2006 and 2005, interest income was insignificant.

Nicor Solutions, a subsidiary of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the three months ended March 31, 2006 and 2005, Nicor Gas recorded revenues of $40.5 million and $30.9 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Nicor Gas enters into routine transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. Such transactions are governed by terms of an ICC order. For the three months ended March 31, 2006 and 2005, net charges from Nicor Enerchange were $21.3 million and $8.4 million, respectively.

Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.6 million in each of the quarters ended March 31, 2006 and 2005, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission.

EN Engineering, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $0.9 million for engineering and corrosion services rendered in the first quarter of 2006. Nicor Technologies, a subsidiary of Nicor, charged Nicor Gas $1.2 million in the first quarter of 2005 for these services.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

10. RATE PROCEEDING

Nicor Gas filed a request with the ICC for an overall increase in base rates on November 4, 2004. In late 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. These rates were implemented in the fourth quarter of 2005.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. Rate changes resulting from the rehearing order are prospective and went into effect April 11, 2006. Certain parties, including Nicor Gas, have appealed the ICC’s rate case decision to the state appellate courts.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the first quarter of 2006, storage-related gas costs in operating and maintenance expense totaled $12.4 million. Such costs totaled $10.0 million for the first quarter of 2005 and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

11. GUARANTEES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 12 - Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote or the fair value of the indemnification is immaterial and no liability has been recorded for these indemnifications.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of March 31, 2006, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

During the course of the United States Securities and Exchange Commission (“SEC”) investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee’s counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel in 2004 indicated that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney’s office and the ICC on this matter. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in 2004.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2006.

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

As of March 31, 2006, Nicor Gas had remaining an estimated liability of $16.6 million, representing management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to gas distribution operating expense. Nicor Gas received approximately $3.8 million, net of legal fees, from an independent contractor in the first quarter of 2006. Amounts recovered during 2004 and 2005 were immaterial. On October 25, 2004 the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and Nicor Gas and against various insurers in the amount of $10.2 million with respect to one of Nicor’s and Nicor Gas’ mercury-related insurance claims. The insurers filed an appeal of the judgment. On November 29, 2005, the First District Appellate Court reversed the Circuit Court’s judgment in favor of Nicor and Nicor Gas and remanded the case to the Circuit Court for proceedings consistent with the Appellate Court’s decision. The Illinois Supreme Court has granted Nicor and Nicor Gas leave to appeal the decision of the Appellate Court.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. The ultimate outcome of this arbitration is not presently determinable. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of March 31, 2006, the company had recorded a liability of $16.2 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Northern Illinois Gas Company, doing business as Nicor Gas Company, (“Nicor Gas”) 2005 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas’ results as reported for the first quarter of 2006 and 2005 (in millions):

	Three months ended
	March 31
	2006	2005

Operating income	$42.7	$43.2
Net income	30.2	32.5

Net income for the first quarter of 2006 decreased to $30.2 million from $32.5 million in the first quarter of 2005 due mainly to higher interest expense and lower operating income.

Operating income decreased $0.5 million in 2006 as the positive effects of higher margin ($11.3 million increase) and a mercury-related recovery ($3.8 million) were more than offset by higher operating and maintenance expenses ($14.0 million increase) and higher depreciation expense ($1.5 million increase). Current year results reflect the impact of the base rate increase which became effective in the fourth quarter of 2005. After consideration of the impacts of the rate order on margin and operating and maintenance expenses, the rate increase added approximately $11.8 million to first quarter 2006 operating income.

Rate proceeding. Nicor Gas filed a request with the Illinois Commerce Commission (“ICC”) for an overall increase in base rates on November 4, 2004. In late 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. These rates were implemented in the fourth quarter of 2005. Because the order shifts certain items between base rates and Nicor Gas’ PGA rider, the company estimated that, under normal weather conditions, the annual net revenue increase resulting from implementing the rate order would have been about $34.7 million under the tariffs that were placed into effect.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. The company estimates that because the revised order similarly shifts certain items between base rates and

Nicor Gas’ PGA rider, under normal weather conditions, the annual net revenue increase will decrease to $30.2 million from the estimated $34.7 million under the previous order. Rate changes resulting from the rehearing order are prospective and went into effect April 11, 2006. Certain parties, including Nicor Gas, have appealed the ICC’s rate case decision to the state appellate courts.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the first quarter of 2006, storage-related gas costs in operating and maintenance expense totaled $12.4 million. Such costs totaled $10.0 million for the first quarter of 2005 and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

Operating revenues. Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the first quarter of 2006 compared with a year ago, revenues increased $132.0 million due primarily to higher natural gas costs (approximately $279 million increase), partially offset by the negative impact of warmer weather (approximately $135 million decrease) and lower demand unrelated to weather (approximately $40 million decrease). These results also reflect the impact of the rate order tariffs, which became effective during the fourth quarter of 2005, and increased first quarter 2006 revenues by approximately $18.7 million.

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended
	March 31
	2006	2005
Revenues	$1,210.8	$1,078.8
Cost of gas	(956.7)	(836.8)
Revenue tax expense	(71.4)	(70.6)
Margin	$182.7	$171.4

Margin increased $11.3 million in the first quarter of 2006 compared with the corresponding prior-year period due primarily to higher average rates (approximately $24 million increase) driven primarily by the rate increase ($18.7 million), partially offset by the negative impact of warmer weather than in 2005 (approximately $8 million decrease) and lower demand unrelated to weather (approximately $4 million decrease).

Operating and maintenance expense. Operating and maintenance expense increased $14.0 million to $82.3 million in the first quarter of 2006 from $68.3 million in the prior-year period due primarily to higher gas storage-related costs ($12.4 million increase), company use gas ($4.7 million increase) and bad debt expense ($2.5 million increase). These negative factors were partially offset by lower claims arising from normal operations ($2.1 million decrease) and lower payroll and benefit-related costs ($3.8 million decrease). Transfer, in the 2005 rate order, of recovery of certain storage-related gas costs from the PGA rider to base rates results in those costs being charged to operating and maintenance expense. Prior to the effective date of the rate order, these storage-related gas costs, which approximated $10.0 million in the first quarter of 2005, were charged to cost of gas and passed through to customers as part of the PGA rider.

Mercury-related costs (recoveries), net. Mercury-related costs (recoveries), net reflect estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. Net mercury-related costs (recoveries) were $(3.8) million for the first quarter of 2006 and insignificant for the corresponding prior-year period. The first quarter 2006 net recoveries resulted from a settlement reached with an independent contractor of Nicor Gas. Additional information about the company’s mercury inspection and repair program is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 12 - Contingencies - Mercury.

Income taxes. The company’s effective income tax rate was 35.1 percent for the quarter ended March 31, 2006 and 32.6 percent for the corresponding prior-year period. The increase in the effective income tax rate in 2006 compared with 2005 was primarily a result of lower projected net tax credits as well as higher projected 2006 pretax income (compared to first quarter 2005 estimate of projected 2005 annual pretax income). Higher pretax income typically causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income.

Interest expense. Interest expense of $12.8 million in the first quarter of 2006 increased $2.0 million over the corresponding 2005 period due to higher average borrowing levels ($1.2 million increase), the impact of higher average interest rates ($0.5 million increase), and higher estimated interest on income tax matters ($0.3 million increase).

Nicor Gas Company
Operating Statistics

	Three months ended
	March 31
	2006	2005
Operating revenues (millions)
Sales
Residential	$852.9	$748.6
Commercial	199.6	166.1
Industrial	25.1	23.9
	1,077.6	938.6
Transportation
Residential	9.3	8.2
Commercial	25.2	24.7
Industrial	10.0	10.3
Other	.4	5.1
	44.9	48.3
Other revenues
Revenue taxes	72.6	72.1
Environmental cost recovery	5.1	11.9
Chicago Hub	2.5	1.9
Other	8.1	6.0
	88.3	91.9
	$1,210.8	$1,078.8
Deliveries (Bcf)
Sales
Residential	83.0	96.3
Commercial	19.0	21.1
Industrial	2.5	3.1
	104.5	120.5
Transportation
Residential	7.3	8.6
Commercial	33.8	38.9
Industrial	30.7	33.8
	71.8	81.3
	176.3	201.8
Customers at end of period (thousands)
Sales
Residential	1,811.8	1,781.2
Commercial	123.9	118.1
Industrial	7.5	7.4
	1,943.2	1,906.7
Transportation
Residential	153.1	154.6
Commercial	57.8	59.1
Industrial	5.8	6.0
	216.7	219.7
	2,159.9	2,126.4
Other statistics
Degree days	2,657	2,966
Colder (warmer) than normal*	(11)%	(1)%
Average gas cost per Mcf sold	$9.12	$6.90

* Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. This business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce short-term debt during the first half of the year. Net cash flow provided from operating activities increased $45.2 million to $569.5 million in the 2006 first quarter from $524.3 million in the year-earlier period.

Nicor Gas maintains a margin account related to financial derivative transactions. This margin account may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

In 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. In the second half of 2005, Nicor reclassified income tax expense from deferred to current and repaid approximately $67 million. In April 2006, the company repaid approximately $17 million, which was reclassified in the first quarter of 2006 from deferred to current income tax expense. The company expects to repay the remaining approximately $50 million during 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

Investing activities. Net cash flows used for investing activities decreased $65.3 million to $72.4 million for the three-month period ended March 31, 2006 compared to $137.7 million in the prior year period. This decrease largely reflects a lower level of deposits in the Nicor cash management pool.

Financing activities. The current credit ratings for Nicor Gas have not changed since the filing of the December 31, 2005 Annual Report on Form 10-K. On April 27, 2006, Moody’s Investors Service placed under review for possible downgrade the rating of debt issued and supported by Nicor Gas (A1 long-term issuer rating and Aa3 senior secured). Nicor Gas’ Prime-1 commercial paper rating is not under review.

Short-term debt. In September 2005, Nicor and Nicor Gas established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced $900 million of revolving facilities. These replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, five-year revolver, expiring September 2010, available to Nicor and Nicor Gas, and a $400 million, 210-day seasonal revolver, which expired April 2006 and was available to Nicor Gas. The company had no commercial paper borrowings outstanding at March 31, 2006 and 2005, and $490 million of commercial paper borrowings outstanding at December 31, 2005. As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish during the second half of 2006. The company believes it is in compliance with all debt covenants at March 31, 2006 and believes it will continue to remain so. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Change in accounting policy for cash and cash equivalents. The company considers investments purchased with an initial maturity of three months or less to be cash equivalents. During the quarter ended June 30, 2005, Nicor Gas changed its accounting policy concerning the classification of certain cash deposited with Nicor.

The revised policy results in the reclassification of “Cash and cash equivalents - affiliates” to “Deposits in Nicor cash management pool” and reflects cash flows arising from withdrawals and deposits from the pool as cash flows provided by (used for) investing activities.

Although none of the agreements or conditions governing these deposits had changed, Nicor Gas elected to change the presentation of such deposits to show them as a separate current asset and not as a cash equivalent as we believe this classification is preferable. Nicor Gas continues to have the contractual right to withdraw these funds on demand and continues to have the ability to access funds deposited in these accounts on a daily basis.

The Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2005 have been reclassified to conform to the current presentation. This change in policy resulted in the reclassification of $101.0 million for the period ended March 31, 2005 of “Cash and cash equivalents - affiliates” to “Deposits in Nicor cash management pool” and increased the cash from investing activities by $100.9 million for the period ended March 31, 2005.

For the periods ended March 31, 2006 and 2005, interest income from these deposits was insignificant. Nicor Gas is restricted by regulation in the amount it can loan to affiliates. The balance of cash advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of March 31, 2006, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

During the course of the United States Securities and Exchange Commission (“SEC”) investigation discussed below, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT. Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

Although the Report of the special committee’s counsel did not find that there was criminal activity or fraud, a review of this additional information (which was not available to the independent counsel who prepared the Report) and re-interviews of certain Nicor Gas personnel in 2004 indicated that certain former Nicor Gas personnel may have engaged in potentially fraudulent conduct regarding the PBR plan in violation of company policy, and in possible violation of SEC rules and applicable law. Further, certain former Nicor Gas personnel also may have attempted to conceal their conduct in connection with an ICC review of the PBR plan. The company continues to cooperate with the SEC, the U.S. Attorney’s office and the ICC on this matter. The company has reviewed all third party information it has obtained and will continue to review any additional third party information the company may obtain. The company terminated four employees in connection with this matter in 2004.

Nicor Gas is unable to predict the outcome of any of the foregoing reviews or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2006.

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

Mercury. Future operating results may be impacted by adjustments to the company’s estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 12 - Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 12 - Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. See Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 2 - Income and Other Taxes and Note 12 - Contingencies.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in Nicor Gas’ 2005 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor Gas. Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” “project,” “estimate,” “ultimate,” or similar phrases. Actual results may differ materially from those indicated in the company’s forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review and SEC and U.S. Attorney inquiries, and undue reliance should not be placed on such statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates.

There has been no material change in the company's exposure to market risk since the filing of the 2005 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation”).

In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 10 - Rate Proceeding and Note 12 - Contingencies, which are incorporated herein by reference, for a discussion of the company’s contingencies.

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

Item 6. Exhibits

Exhibit
Number		Description of Document
3.01	*	Articles of Incorporation of the company. (File No. 1-7296, Form 10-K for 1980, Exhibit 3-01.)

3.02	*	Amendment to Articles of Incorporation of the company. (File No. 1-7296, Form 10-Q for June 1994, Exhibit 3.01.)

3.03	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

10.01		2006 Nicor Gas Annual Incentive Compensation Plan for Officers.

10.02		1993 Interim Cooperative Agreement between Commonwealth Edison Company and Northern Illinois Gas Company.

10.03		Amendment No. 1 to the 1993 Interim Cooperative Agreement.

10.04		Amendment No. 2 to the 1993 Interim Cooperative Agreement.

10.05		Amendment No. 3 to the 1993 Interim Cooperative Agreement.

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

*
These exhibits have been previously filed with the United States Securities and Exchange Commission (“SEC”) as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Gas Company

May 3, 2006	/s/ RICHARD L. HAWLEY
(Date)	Richard L. Hawley
Executive Vice President and
Chief Financial Officer