Form 10-Q
period 2006-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2006-08-03
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

All shares of common stock are owned by Nicor Inc.

Glossary		ii

Part I - Financial Information

Item 1.	Financial Statements - (Unaudited)

	Condensed Consolidated Statements of Operations:	1
	Three and six months ended
	June 30, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows:	2
	Six months ended
	June 30, 2006 and 2005

	Condensed Consolidated Balance Sheets:	3
	June 30, 2006 and 2005, and
	December 31, 2005

	Notes to the Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II - Other Information

Item 1.	Legal Proceedings	24

Item 6.	Exhibits	24

	Signature	25

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

ii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Operating revenues (includes revenue taxes
of $26.0, $27.4, $98.6 and $99.6, respectively)	$338.1	$372.2	$1,548.9	$1,451.1

Operating expenses
Cost of gas	194.1	230.6	1,150.8	1,067.4
Operating and maintenance	60.5	58.5	142.8	126.8
Depreciation	40.1	38.6	80.2	77.3
Taxes, other than income taxes	29.4	31.4	106.2	107.4
Income tax expense, net	.5	1.6	16.5	17.4
Mercury-related costs (recoveries), net	.2	-	(3.6)	.1
	324.8	360.7	1,492.9	1,396.4

Operating income	13.3	11.5	56.0	54.7

Other income (expense), net
Property sale gains	2.5	.1	2.6	.1
Interest income	3.2	2.1	3.9	2.4
Other income (expense), net	(.1)	(.1)	(.3)	(.3)
Income taxes on other income	(2.3)	(.8)	(2.6)	(.8)
	3.3	1.3	3.6	1.4

Interest expense
Interest on debt, net of amounts capitalized	8.1	8.1	19.3	17.9
Other	.3	1.1	1.9	2.1
	8.4	9.2	21.2	20.0

Net income	8.2	3.6	38.4	36.1

Dividends on preferred stock	-	-	-	(.1)

Earnings applicable to common stock	$8.2	$3.6	$38.4	$36.0

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Six months ended
	June 30
	2006	2005
Operating activities
Net income	$38.4	$36.1
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	80.2	77.3
Deferred income tax benefit	(31.8)	(.7)
Gain on sale of property, plant and equipment	(2.6)	(.1)
Changes in assets and liabilities:
Receivables, less allowances	479.1	258.7
Gas in storage	213.7	178.5
Deferred/accrued gas costs	(56.6)	24.7
Prepaid pension costs	(4.9)	(3.1)
Other assets	22.9	11.0
Accounts payable	(197.3)	(15.5)
Temporary last-in, first-out inventory liquidation	243.0	171.4
Other liabilities	(.5)	(23.6)
Other items	(5.6)	1.5
Net cash flow provided from operating activities	778.0	716.2

Investing activities
Capital expenditures	(74.6)	(89.4)
Increase in deposits in Nicor cash management pool	(136.0)	(152.9)
Net proceeds from sale of property, plant and equipment	2.8	.1
Other investing activities	3.7	(.1)
Net cash flow used for investing activities	(204.1)	(242.3)

Financing activities
Disbursements to retire long-term obligations	(.5)	(.5)
Net repayments of commercial paper with maturities of
90 days or less	(490.0)	(375.0)
Dividends paid	(23.0)	(19.0)
Net cash flow used for financing activities	(513.5)	(394.5)

Net increase in cash and cash equivalents	60.4	79.4

Cash and cash equivalents, beginning of period	10.2	-

Cash and cash equivalents, end of period	$70.6	$79.4

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	June 30	December 31	June 30
	2006	2005	2005
Assets

Gas distribution plant, at cost	$4,087.7	$4,043.2	$3,897.1
Less accumulated depreciation	1,537.4	1,513.1	1,446.3
Gas distribution plant, net	2,550.3	2,530.1	2,450.8

Current assets
Cash and cash equivalents	70.6	10.2	79.4
Deposits in Nicor cash management pool	136.0	-	153.0
Receivables, less allowances of $38.4,
$30.1 and $29.1, respectively	285.2	753.0	234.2
Receivables - affiliates	7.2	18.5	7.7
Gas in storage, at last-in, first-out cost	7.3	221.0	10.5
Deferred income taxes	4.7	-	42.1
Other	33.5	53.1	39.1
Total current assets	544.5	1,055.8	566.0

Prepaid pension costs	192.5	187.6	184.6
Other assets	45.9	46.8	52.1

Total assets	$3,333.2	$3,820.3	$3,253.5

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term bonds and notes, net of unamortized discount	$447.3	$445.8	$495.5
Mandatorily redeemable preferred stock	3.6	4.1	4.1
Total long-term obligations	450.9	449.9	499.6

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	497.2	470.7	482.4
Accumulated other comprehensive loss, net	(.3)	(.3)	(.8)
Total common equity	681.2	654.7	665.9
Total capitalization	1,133.5	1,106.0	1,166.9

Current liabilities
Long-term obligations due within one year	50.5	50.5	.5
Short-term borrowings	-	490.0	-
Accounts payable	346.4	543.7	390.5
Temporary last-in, first-out inventory liquidation	243.0	-	171.4
Accrued gas costs	166.7	223.3	92.9
Deferred income taxes	1.2	24.4	-
Dividends payable	-	11.0	-
Other	63.1	58.4	36.1
Total current liabilities	870.9	1,401.3	691.4

Deferred credits and other liabilities
Regulatory retirement cost liability	652.2	631.7	730.5
Deferred income taxes	293.9	296.1	439.0
Asset retirement obligation	167.2	164.0	-
Regulatory income tax liability	39.6	41.3	43.2
Unamortized investment tax credits	30.7	31.7	32.8
Other	145.2	148.2	149.7
Total deferred credits and other liabilities	1,328.8	1,313.0	1,395.2

Commitments and contingencies

Total capitalization and liabilities	$3,333.2	$3,820.3	$3,253.5

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

	June 30	December 31	June 30
	2006	2005	2005
Regulatory assets
Deferred environmental costs	$13.0	$15.1	$17.7
Unamortized losses on reacquired debt	18.2	18.7	19.3
Deferred rate case costs	3.2	3.5	3.6
Other	2.5	.3	.3
	$36.9	$37.6	$40.9
Regulatory liabilities
Regulatory retirement cost liability - current	$9.0	$9.0	$12.1
Regulatory retirement cost liability - noncurrent	652.2	631.7	730.5
Accrued gas costs	166.7	223.3	92.9
Regulatory income tax liability	39.6	41.3	43.2
Other	.1	1.8	5.0
	$867.6	$907.1	$883.7

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other are classified in noncurrent other liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and six months ended June 30, 2006 were $25.0 million and $96.4 million, respectively, and $26.7 million and $97.3 million, respectively, for the same periods ending June 30, 2005.

Income and other taxes. The effective income tax rate for the quarter ended June 30, 2006 decreased to 25.6 percent from 41.4 percent for the quarter ended June 30, 2005. For the six months ended June 30, 2006, the effective income tax rate decreased to 33.3 percent from 33.6 percent for the prior year period. The second quarter change in the effective income tax rate is primarily due to favorable adjustments associated with tax audits (which occur in the ordinary course of business). These quarterly effective income tax rates compared to the year-to-date effective income tax rates reflect changes to forecasted annual income in the second quarter of each year. Such changes are not significant for the year-to-date periods, but they have a disproportionate impact on the second quarter effective income tax rate as the income before income taxes is relatively low.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company’s tax returns. At June 30, 2006, December 31, 2005 and June 30, 2005, the company had accrued approximately $11.5 million, $9.0 million and $6.6 million, respectively, for such uncertainties.

In 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. In the second half of 2005 and the first half of 2006, Nicor Gas reclassified income tax expense from deferred to current and repaid approximately $67 million and $34 million, respectively. The company expects to repay the remaining approximately $34 million during the second half of 2006.  The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

3. NEW ACCOUNTING PRONOUNCEMENT

Uncertain tax positions. In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation will be effective for Nicor Gas on January 1, 2007. The company is currently evaluating the Interpretation and the impact it may have on its results of operations and financial condition.

4. ASSET RETIREMENT OBLIGATIONS

Nicor Gas has asset retirement obligations (“AROs”) associated with services, mains and other components of the distribution system and buildings. Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation.

The following table presents a reconciliation of the beginning and ending ARO for the six months ended June 30, 2006 (in millions):

Beginning of period	$164.4
Liabilities incurred during the period	1.1
Liabilities settled during the period	(1.4)
Accretion	4.7
End of period	$168.8

Substantially all of the ARO is classified as a noncurrent liability.

5. SHORT-TERM DEBT

In September 2005, Nicor Gas and its parent company, Nicor Inc. (“Nicor”), established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced $900 million of revolving facilities. These replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, five-year revolver, expiring September 2010, available to Nicor and Nicor Gas, and a $400 million, 210-day seasonal revolver, which expired in April 2006 and was available to Nicor Gas. The company had no commercial paper borrowings outstanding at June 30, 2006 and 2005, and $490 million of commercial paper borrowings outstanding at December 31, 2005. The company believes it is in compliance with all debt covenants at June 30, 2006.

6. ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $45.9 million, $300.4 million and $43.6 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2006, December 31, 2005 and June 30, 2005 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $503 million, $525 million and $549 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

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

	June 30	December 31	June 30
	2006	2005	2005

Current other assets	$5.0	$25.7	$13.3
Noncurrent other assets	.1	1.0	1.0
	$5.1	$26.7	$14.3

Current other liabilities	$20.7	$.8	$-
Noncurrent other liabilities	2.8	.1	-
	$23.5	$.9	$-

Nicor Gas maintains a margin account related to financial derivative transactions. At June 30, 2006, December 31, 2005 and June 30, 2005, the balance of this account was $21.7 million, $33.7 million and $19.0 million, respectively, and was reflected on the Condensed Consolidated Balance Sheets as Receivables.

8. POSTRETIREMENT BENEFITS

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Three months ended June 30
Service cost	$2.4	$2.3	$.6	$.7
Interest cost	3.7	3.9	2.6	2.6
Expected return on plan assets	(8.7)	(8.3)	-	(.2)
Recognized net actuarial loss	-	.4	1.2	1.1
Amortization of prior service cost	.2	.2	-	-
Net periodic benefit cost (credit)	$(2.4)	$(1.5)	$4.4	$4.2

Six months ended June 30
Service cost	$4.7	$4.7	$1.2	$1.3
Interest cost	7.4	7.8	5.2	5.2
Expected return on plan assets	(17.4)	(16.6)	(.1)	(.5)
Recognized net actuarial loss	.1	.7	2.4	2.4
Amortization of prior service cost	.3	.3	-	-
Net periodic benefit cost (credit)	$(4.9)	$(3.1)	$8.7	$8.4

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2005 and 2004 measurement of the postretirement health care obligation and of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $1.4 million and $2.7 million for the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.2 million, respectively, for the corresponding prior-year periods.

9. COMPREHENSIVE INCOME

Total comprehensive income, as defined by Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Net Income	$8.2	$3.6	$38.4	$36.1
Other comprehensive income, after tax	-	.8	-	.7
Total comprehensive income	$8.2	$4.4	$38.4	$36.8

Net other comprehensive income consists primarily of a reduction to the minimum pension liability resulting from a settlement in an unfunded supplemental retirement plan in the second quarter of 2005.

10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three and six months ended June 30, 2006, Nicor Gas had net charges to affiliates of $1.7 million and $7.4 million, respectively. For the three and six months ended June 30, 2005, Nicor Gas had net charges to affiliates of $1.7 million and $6.0 million, respectively.

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

Nicor Gas had deposits in the Nicor cash management pool, due on demand from Nicor, of $136.0 million, zero and $153.0 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively, due primarily to the seasonal cash requirements of the business. Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment. For the three and six months ended June 30, 2006, Nicor Gas recorded interest income of $1.5 million from these deposits. For the three and six months ended June 30, 2005, interest income was $1.1 million.

Nicor Solutions, a subsidiary of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the three and six months ended June 30, 2006, Nicor Gas recorded revenues of $12.9 million and $53.4 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers. For the three and six months ended June 30, 2005, such revenues were $13.6 million and $44.5 million, respectively.

Nicor Gas enters into routine transactions with Nicor Enerchange, a wholesale natural gas marketing subsidiary of Nicor, for the purchase and sale of natural gas, transportation and storage services. Such transactions are governed by terms of an ICC order. For the three and six months ended June 30, 2006, net charges from Nicor Enerchange were $3.0 million and $24.3 million, respectively. For the three and six months ended June 30, 2005, net charges from Nicor Enerchange were insignificant and $8.4 million, respectively.

Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.6 million and $5.2 million for the three and six months ended June 30, 2006, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission. For the three and six months ended June 30, 2005, Horizon Pipeline charged Nicor Gas $2.6 million and $5.2 million, respectively.

EN Engineering, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $0.9 million and $1.8 million for the three and six months ended June 30, 2006, respectively, for engineering and corrosion services. For the three and six months ended June 30, 2005, Nicor Gas was charged $0.9 million and $2.1 million, respectively, for these services.

Key executives and managerial employees of Nicor Gas participate in Nicor’s stock-based compensation plans. For the three and six-month periods ended June 30, 2006, Nicor Gas recognized $0.8 million and $1.4 million, respectively, of compensation expense for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment.

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

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case. The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. Rate changes resulting from the rehearing order are prospective and went into effect on April 11, 2006. Certain parties, including Nicor Gas, have appealed the ICC’s rate case decision to the state appellate courts.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the three and six months ended June 30, 2006, storage-related gas costs in operating and maintenance expense totaled $2.0 million and $14.4 million, respectively. Such costs totaled $1.1 million and $11.1 million, respectively, for the corresponding prior-year periods and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

12. GUARANTEES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 13 - Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote or the fair value of the indemnification is immaterial and no liability has been recorded for these indemnifications.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of June 30, 2006, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced interveners filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC will be parties. Under the terms of the tentative settlement, Nicor will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. Nicor will neither admit nor deny any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor has recorded a $10 million charge to its second quarter earnings in connection with this matter. As the tentative settlement is between Nicor and the SEC Staff, Nicor Gas has not recorded a liability associated with the outcome of the SEC matter. The company is unable to predict the outcome of the separate inquiry by the U.S. Attorney or the company’s potential exposure related thereto and has not recorded a liability associated with the outcome of that matter.

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

As of June 30, 2006, Nicor Gas had remaining an estimated liability of $16.1 million, representing management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On

April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. The ultimate outcome of this arbitration is not presently determinable. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of June 30, 2006, the company had recorded a liability in connection with these matters of $13.8 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. An agreement in principle to settle the purported class action lawsuit has been reached and, as of June 30, 2006, the company has recorded a $2.25 million liability in connection with this matter. In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review. Management cannot predict the outcome of certain other pending lawsuits relating to the Oak Park site or the company’s potential exposure thereto and has not recorded a liability associated with those other pending matters.

In April 2002, Nicor Gas was named as a defendant, together with ComEd, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the “MWRDGC”) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto and has not recorded a liability associated with this contingency.

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

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas’ results as reported for the three and six-month periods ended June 30, 2006 and 2005 (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Operating income	$13.3	$11.5	$56.0	$54.7

Net income	8.2	3.6	38.4	36.1

Net income for the three and six months ended June 30, 2006, compared with the year-earlier periods increased $4.6 million and $2.3 million, respectively, due primarily to a second quarter 2006 pretax gain on the sale of property ($2.5 million) and higher operating income.

Operating income increased $1.8 million and $1.3 million for the three and six months ended June 30, 2006, respectively, compared with the year-earlier periods due primarily to the positive effects of higher gas distribution margin ($4.1 million and $15.3 million pretax increases, respectively) and the positive impact of favorable adjustments associated with tax audits (approximately $1 million after-tax), partially offset by higher operating and maintenance expenses ($2.0 million and $16.0 million pretax increases, respectively) and higher depreciation expense ($1.5 million and $2.9 million pretax increases, respectively). The year-to-date 2006 results were also favorably impacted by a first quarter pretax mercury-related recovery of $3.8 million.

Rate proceeding. Nicor Gas filed a request with the Illinois Commerce Commission (“ICC”) for an overall increase in base rates on November 4, 2004. In late 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ Purchased Gas Adjustment (“PGA”) rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. These rates were implemented in the fourth quarter of 2005. Because the order shifts certain items between base rates and Nicor Gas’ PGA rider, the company estimated that, under normal weather conditions and demand as reflected in the rate case, the annual net revenue increase resulting from implementing the rate order would have been about $34.7 million under the tariffs that were placed into effect.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. The company estimates that because the revised order similarly shifts certain items between base rates and

Nicor Gas’ PGA rider, under normal weather conditions, the annual net revenue increase will decrease to $30.2 million from the estimated $34.7 million under the previous order. Rate changes resulting from the rehearing order are prospective and went into effect on April 11, 2006. Certain parties, including Nicor Gas, have appealed the ICC’s rate case decision to the state appellate courts.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the three and six months ended June 30, 2006, storage-related gas costs in operating and maintenance expense totaled $2.0 million and $14.4 million, respectively. Such costs totaled $1.1 million and $11.1 million, respectively, for the corresponding prior-year periods and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

Operating revenues. Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the second quarter of 2006 compared with a year ago, revenues decreased $34.1 million due to lower natural gas costs (approximately $55 million decrease), partially offset by the impact of the rate order tariffs (approximately $6 million). For the 2006 year-to-date period compared with a year ago, gas distribution revenues increased $97.8 million due to higher natural gas costs (approximately $224 million increase) and the impact of the rate order tariffs (approximately $25 million), partially offset by the negative impact of warmer weather than the corresponding period in 2005 (approximately $140 million decrease).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Revenues	$338.1	$372.2	$1,548.9	$1,451.1
Cost of gas	(194.1)	(230.6)	(1,150.8)	(1,067.4)
Revenue tax expense	(25.0)	(26.7)	(96.4)	(97.3)
Margin	$119.0	$114.9	$301.7	$286.4

Margin increased $4.1 million in the second quarter of 2006 compared with the corresponding prior-year period due primarily to higher average rates (approximately $5 million increase) driven by the base rate increase (approximately $6 million assuming normal weather). Year-to-date 2006 margin increased $15.3 million compared with the corresponding prior-year period due primarily to higher average rates (approximately $30 million increase) driven primarily by the base rate increase (approximately $25 million assuming normal weather), partially offset by the negative impact of warmer weather than in 2005 (approximately $10 million decrease) and lower demand unrelated to weather (approximately $5 million decrease).

Operating and maintenance expense. Operating and maintenance expense increased $2.0 million to $60.5 million in the second quarter of 2006 from $58.5 million in the prior-year period due primarily to higher company use gas ($2.2 million increase) and storage-related gas costs ($2.0 million increase), partially offset by lower claims arising from normal operations ($1.6 million decrease). Year-to-date operating and maintenance expense increased $16.0 million to $142.8 million from $126.8 million in the prior-year period due primarily to higher storage-related gas costs ($14.4 million increase) and company use gas ($6.9 million increase), partially offset by lower payroll and benefit-related costs ($3.8 million decrease), and lower claims arising from normal operations ($3.7 million decrease).

Transfer, in the 2005 rate order, of recovery of certain storage-related gas costs from the PGA rider to base rates results in those costs being charged to operating and maintenance expense. Prior to the effective date of the rate order, these storage-related gas costs, which approximated $1.1 million and $11.1 million in the three and six-month periods ended June 30, 2005, respectively, were charged to cost of gas and passed through to customers as part of the PGA rider.

Mercury-related costs (recoveries), net. Mercury-related costs (recoveries), net reflect estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. During the first quarter of 2006, a mercury-related recovery of $3.8 million was realized. This net recovery resulted from a settlement reached with an independent contractor of Nicor Gas. Additional information about the company’s mercury inspection and repair program is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 13 - Contingencies - Mercury.

Property sale gains. Property sale gains and losses vary from year-to-year depending upon property sales activity. During the second quarter of 2006, Nicor Gas realized a $2.5 million pretax gain on the sale of property. The company continues to assess its ownership of real estate holdings.

Interest income. Interest income increased $1.1 million and $1.5 million for the three and six-month periods ended June 30, 2006, respectively, over the corresponding prior-year periods due primarily to higher investment balances and higher average rates.

Income taxes. The effective income tax rate for the quarter ended June 30, 2006 decreased to 25.6 percent from 41.4 percent for the quarter ended June 30, 2005. For the six months ended June 30, 2006, the effective tax rate decreased to 33.3 percent from 33.6 percent for the prior year period. The second quarter change in the effective tax rate is primarily due to favorable adjustments associated with tax audits (which occur in the ordinary course of business). These quarterly effective tax rates compared to the year-to-date effective tax rates reflect changes to forecasted annual income in the second quarter of each year. Such changes are not significant for the year-to-date periods, but they have a disproportionate impact on the second quarter effective tax rate as the income before income taxes is relatively low.

Interest expense. Interest expense of $8.4 million in the second quarter of 2006 decreased $0.8 million from the corresponding 2005 period due to lower estimated interest on income tax matters ($0.9 million decrease). Interest expense of $21.2 million for the six-month period ended June 30, 2006 increased $1.2 million over the corresponding prior-year period due primarily to higher average borrowing levels ($1.5 million increase), partially offset by lower estimated interest on income tax matters ($0.6 million decrease).

Nicor Gas Company
Operating Statistics

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Operating revenues (millions)
Sales
Residential	$217.8	$239.7	$1,070.7	$988.3
Commercial	45.8	52.9	245.4	219.0
Industrial	4.1	6.7	29.2	30.6
	267.7	299.3	1,345.3	1,237.9
Transportation
Residential	6.5	6.2	15.8	14.3
Commercial	17.8	14.8	43.0	39.5
Industrial	8.4	8.6	18.4	19.0
Other	.5	2.5	.9	7.6
	33.2	32.1	78.1	80.4
Other revenues
Revenue taxes	26.0	27.4	98.6	99.6
Environmental cost recovery	1.3	2.7	6.4	14.5
Chicago Hub	3.3	3.3	5.8	5.2
Other	6.6	7.4	14.7	13.5
	37.2	40.8	125.5	132.8
	$338.1	$372.2	$1,548.9	$1,451.1

Deliveries (Bcf)
Sales
Residential	24.7	22.9	107.7	119.2
Commercial	5.7	5.3	24.7	26.4
Industrial	.5	.7	3.0	3.7
	30.9	28.9	135.4	149.3
Transportation
Residential	2.2	2.9	9.5	11.6
Commercial	14.5	13.2	48.3	52.0
Industrial	21.4	25.7	52.1	59.6
	38.1	41.8	109.9	123.2
	69.0	70.7	245.3	272.5

Customers at end of period (thousands)
Sales
Residential	1,804.0	1,774.7
Commercial	122.7	117.9
Industrial	7.3	7.3
	1,934.0	1,899.9
Transportation
Residential	153.4	160.9
Commercial	57.1	58.1
Industrial	5.6	6.0
	216.1	225.0
	2,150.1	2,124.9

Other statistics
Degree days	560	580	3,217	3,546
(Warmer) than normal*	(18)%	(16)%	(13)%	(4)%
Average gas cost per Mcf sold	$6.22	$7.85	$8.46	$7.08

* Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. This business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce or eliminate short-term borrowings during the first half of the year. Net cash flow provided from operating activities increased $61.8 million to $778.0 million for the six months ended June 30, 2006 from $716.2 million in the year-earlier period.

Nicor Gas maintains a margin account related to financial derivative transactions. This margin account may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

In 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. In the second half of 2005 and the first half of 2006, Nicor Gas reclassified income tax expense from deferred to current and repaid approximately $67 million and $34 million, respectively. The company expects to repay the remaining approximately $34 million during the second half of 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

Investing activities. Net cash flows used for investing activities decreased $38.2 million to $204.1 million for the six months ended June 30, 2006 compared to $242.3 million in the prior-year period. This decrease largely reflects a lower level of deposits in the Nicor cash management pool and reduced capital expenditures.

Financing activities. In the second quarter of 2006, Standard and Poor’s and Fitch reaffirmed their credit ratings of Nicor Gas. In July 2006, Moody’s Investors Service (“Moody’s”) downgraded Nicor Gas’ senior secured rating to A1 from Aa3 and its senior unsecured debt rating to A2 from A1. Nicor Gas’ Prime-1 commercial paper rating was not under review by Moody’s. The company does not expect this downgrade to have a significant impact on its results of operations, cash flows or financial condition.

Short-term debt. In September 2005, Nicor Gas and its parent company, Nicor Inc. (“Nicor”), established two revolving credit facilities totaling $1 billion with major domestic and foreign banks, which replaced $900 million of revolving facilities. These replacement facilities, which serve as backup for the issuance of commercial paper, consist of a $600 million, five-year revolver, expiring September 2010, available to Nicor and Nicor Gas, and a $400 million, 210-day seasonal revolver, which expired April 2006 and was available to Nicor Gas. The company had no commercial paper borrowings outstanding at June 30, 2006 and 2005, and $490 million of commercial paper borrowings outstanding at December 31, 2005. As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish during the second half of 2006. The company believes it is in compliance with all debt covenants at June 30, 2006 and believes it will continue to remain so. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Contractual obligations. In the second quarter of 2006, Nicor Gas signed an agreement to purchase approximately 16 Bcf of synthetic natural gas annually for a 20-year term beginning as early as 2010. The agreement is contingent upon various milestones to be achieved by the counterparty to the agreement, including the construction of the facility which will produce the synthetic natural gas. Based on the significance of these milestones and the fact that the counterparty can terminate, without penalty, prior to the realization of these milestones, the company’s obligation under this agreement is not certain at this time.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of June 30, 2006, pending resolution of the proceedings discussed below. By the end of 2003 the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004 the above referenced interveners filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC will be parties. Under the terms of the tentative settlement, Nicor will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. Nicor will neither admit nor deny any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor has recorded a $10 million charge to its second quarter earnings in connection with this matter. As the tentative settlement is between Nicor and the SEC Staff, Nicor Gas has not recorded a liability associated with the outcome of the SEC matter. The company is unable to predict the outcome of the separate inquiry by the U.S. Attorney or the company’s potential exposure related thereto and has not recorded a liability associated with the outcome of that matter.

Mercury. Future operating results may be impacted by adjustments to the company’s estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 13 - Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 13 - Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. See Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 2 - Accounting Policies - Income and Other Taxes and Note 13 - Contingencies.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in Nicor Gas’ 2005 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates. There have been no material changes to these estimates.

NEW ACCOUNTING PRONOUNCEMENT

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This pronouncement has not yet been adopted by the company as of June 30, 2006 and is currently under review by the company. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 3 - New Accounting Pronouncement.

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

In the most recent quarter, the company completed the implementation of a new customer care and billing system. Other than this implementation, there has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 11 - Rate Proceeding and Note 13 - Contingencies, which are incorporated herein by reference, for a discussion of the company’s contingencies.

Item 6. Exhibits

Exhibit
Number		Description of Document
3.01		Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006.

3.02	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

*	These exhibits have been previously filed with the United States Securities and Exchange Commission (“SEC”) as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Gas Company

August 2, 2006	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)