Form 10-Q
period 2006-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2006-11-01
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

All shares of common stock are owned by Nicor Inc.

Glossary		ii

Part I - Financial Information

Item 1.	Financial Statements - (Unaudited)

	Condensed Consolidated Statements of Operations:	1
	Three and nine months ended
	September 30, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows:	2
	Nine months ended
	September 30, 2006 and 2005

	Condensed Consolidated Balance Sheets:	3
	September 30, 2006 and 2005, and
	December 31, 2005

	Notes to the Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II - Other Information

Item 1.	Legal Proceedings	26

Item 6.	Exhibits	27

	Signature	28

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

EN Engineering. EN Engineering, L.L.C., a 50-percent-owned joint venture of Nicor that provides engineering and corrosion services.

FERC. Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

Horizon Pipeline. Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture of Nicor that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border.

ICC. Illinois Commerce Commission, the agency that establishes the rules and regulations governing utility rates and services in Illinois.

Mcf, MMcf, Bcf. Thousand cubic feet, million cubic feet, billion cubic feet.

Nicor Enerchange. Nicor Enerchange, L.L.C., a wholly owned business of Nicor Inc. that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, and manages Nicor’s other energy ventures’ product risks.

Nicor. Nicor Inc., parent company of Nicor Gas.

Nicor Solutions. Nicor Solutions, L.L.C., a wholly owned business of Nicor that offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.

PBR. Performance-based rate, a regulatory plan which ended on January 1, 2003, that provided economic incentives based on natural gas cost performance.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Operating revenues (includes revenue taxes
of $12.9, $12.8, $111.5 and $112.4, respectively)	$226.7	$241.5	$1,775.6	$1,692.6

Operating expenses
Cost of gas	108.0	134.9	1,258.8	1,202.3
Operating and maintenance	56.4	50.9	199.2	177.6
Depreciation	40.1	38.6	120.3	115.9
Taxes, other than income taxes	17.0	16.6	123.2	124.0
Income tax expense (benefit), net	(2.0)	(3.4)	14.5	14.0
Mercury-related costs (recoveries), net	-	.1	(3.6)	.3
	219.5	237.7	1,712.4	1,634.1

Operating income	7.2	3.8	63.2	58.5

Other income (expense), net
Property sale gains	.6	.1	3.2	.2
Interest income	2.1	1.5	6.0	3.9
Other income (expense), net	-	-	(.3)	(.4)
Income taxes on other income	(1.2)	(.6)	(3.8)	(1.4)
	1.5	1.0	5.1	2.3

Interest expense
Interest on debt, net of amounts capitalized	8.2	8.5	27.5	26.3
Other	2.1	1.7	4.0	3.9
	10.3	10.2	31.5	30.2

Net income (loss)	$(1.6)	$(5.4)	$36.8	$30.6

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Nine months ended
	September 30
	2006	2005
Operating activities
Net income	$36.8	$30.6
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	120.3	115.9
Deferred income tax benefit	(38.6)	(56.1)
Gain on sale of property, plant and equipment	(3.2)	(.2)
Changes in assets and liabilities:
Receivables, less allowances	521.9	315.7
Gas in storage	39.0	(121.2)
Deferred/accrued gas costs	(114.4)	217.4
Prepaid pension costs	(7.4)	(4.6)
Other assets	6.7	(90.4)
Accounts payable	(112.0)	120.5
Other liabilities	27.2	(20.4)
Other items	(4.9)	2.4
Net cash flow provided from operating activities	471.4	509.6

Investing activities
Capital expenditures	(114.4)	(136.8)
Net proceeds from sale of property, plant and equipment	3.4	.3
Other investing activities	4.6	-
Net cash flow used for investing activities	(106.4)	(136.5)

Financing activities
Disbursements to retire long-term obligations	(.5)	(.5)
Net repayments of commercial paper with maturities of
90 days or less	(339.0)	(344.0)
Dividends paid	(35.0)	(28.0)
Other financing activities	-	(.5)
Net cash flow used for financing activities	(374.5)	(373.0)

Net increase (decrease) in cash and cash equivalents	(9.5)	.1

Cash and cash equivalents, beginning of period	10.2	-

Cash and cash equivalents, end of period	$.7	$.1

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	September 30	December 31	September 30
	2006	2005	2005
Assets

Gas distribution plant, at cost	$4,118.6	$4,043.2	$3,933.2
Less accumulated depreciation	1,557.5	1,513.1	1,462.4
Gas distribution plant, net	2,561.1	2,530.1	2,470.8

Current assets
Cash and cash equivalents	.7	10.2	.1
Receivables, less allowances of $32.4,
$30.1 and $25.2, respectively	241.9	753.0	177.6
Receivables - affiliates	7.7	18.5	7.3
Gas in storage, at last-in, first-out cost	182.0	221.0	310.2
Deferred income taxes	14.6	-	-
Other	48.7	53.1	138.9
Total current assets	495.6	1,055.8	634.1

Prepaid pension costs	195.0	187.6	186.1
Other assets	47.6	46.8	53.8

Total assets	$3,299.3	$3,820.3	$3,344.8

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term bonds and notes, net of unamortized discount	$447.4	$445.8	$495.7
Mandatorily redeemable preferred stock	3.6	4.1	4.0
Total long-term obligations	451.0	449.9	499.7

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	471.4	470.7	458.9
Accumulated other comprehensive loss, net	(.2)	(.3)	(.8)
Total common equity	655.5	654.7	642.4
Total capitalization	1,107.9	1,106.0	1,143.5

Current liabilities
Long-term obligations due within one year	50.5	50.5	.5
Short-term borrowings	151.0	490.0	31.0
Accounts payable	431.7	543.7	526.5
Accrued gas costs	108.9	223.3	285.6
Deferred income taxes	-	24.4	27.5
Dividends payable	12.0	11.0	9.0
Other	89.5	58.4	36.5
Total current liabilities	843.6	1,401.3	916.6

Deferred credits and other liabilities
Regulatory retirement cost liability	662.8	631.7	742.8
Deferred income taxes	299.1	296.1	315.0
Asset retirement obligation	169.7	164.0	-
Regulatory income tax liability	38.7	41.3	42.3
Unamortized investment tax credits	30.2	31.7	32.2
Other	147.3	148.2	152.4
Total deferred credits and other liabilities	1,347.8	1,313.0	1,284.7

Commitments and contingencies

Total capitalization and liabilities	$3,299.3	$3,820.3	$3,344.8

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

2. ACCOUNTING POLICIES

Gas in storage. Gas in storage inventory is carried at cost on a last-in, first-out (“LIFO”) basis. Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation. Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.

At September 30, 2006, the company had an inventory decrement of approximately 5 Bcf which it believes will not be restored prior to year-end. The liquidated inventory was charged to cost of gas at a LIFO cost of $7.82 per Mcf. If the company had deemed the decrement to be temporary, it would have charged cost of gas for the estimated annual replacement cost, currently estimated to be about $6.32 per Mcf. Applying LIFO cost in valuing the decrement, as opposed to the estimated annual replacement cost, had the effect of increasing the cost of gas distributed by $7.5 million during 2006. However, since the cost of gas, including inventory costs, is charged to customers without markup, subject to Illinois Commerce Commission (“ICC”) review, this difference had no impact on net income. There was no liquidation of any LIFO layers during 2005.

Regulatory assets and liabilities. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. The company applies accounting standards that recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. The company had regulatory assets and liabilities as follows (in millions):

	September 30	December 31	September 30
	2006	2005	2005
Regulatory assets
Deferred environmental costs	$14.2	$15.1	$20.0
Unamortized losses on reacquired debt	17.9	18.7	19.0
Deferred rate case costs	3.1	3.5	3.6
Other	3.8	.3	.4
	$39.0	$37.6	$43.0

	September 30	December 31	September 30
	2006	2005	2005
Regulatory liabilities
Regulatory retirement cost liability - current	$9.0	$9.0	$12.1
Regulatory retirement cost liability - noncurrent	662.8	631.7	742.8
Accrued gas costs	108.9	223.3	285.6
Regulatory income tax liability	38.7	41.3	42.3
Other	.1	1.8	7.7
	$819.5	$907.1	$1,090.5

All regulatory assets noted above are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other are classified in noncurrent other liabilities.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and nine months ended September 30, 2006 were $12.6 million and $109.0 million, respectively, and $11.9 million and $109.2 million, respectively, for the same periods ending September 30, 2005.

Reclassifications. Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

Income and other taxes. The effective income tax rate for the quarter ended September 30, 2006 increased to 35.2 percent from 34.2 percent for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, the effective income tax rate decreased to 33.2 percent from 33.5 percent for the prior year period. The lower nine month rate compared to the quarterly rate in 2006 is primarily due to favorable tax adjustments associated with tax audits (which occur in the normal course of business) that were recognized in the second quarter.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company’s tax returns. At September 30, 2006, December 31, 2005 and September 30, 2005, the company had accrued approximately $12.7 million, $9.0 million and $7.9 million, respectively, for such uncertainties.

In 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. In the second half of 2005 and during the nine months ended September 30, 2006, Nicor Gas reclassified income tax expense from deferred to current and repaid approximately $67 million and $50 million, respectively. The company expects to repay the remaining amounts during the fourth quarter of 2006.  The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

3. NEW ACCOUNTING PRONOUNCEMENTS

Uncertain tax positions. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation will be effective for Nicor Gas on January 1, 2007. The company is currently evaluating the Interpretation and the impact it may have on its results of operations and financial condition, but the impact of initial adoption is not expected to be material.

Fair value measurements. In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. This Statement is effective for Nicor Gas no later than January 1, 2008 and is expected to be adopted prospectively at that time. The company is currently evaluating the Statement and the impact it may have on the company’s results of operations and financial condition.

Defined benefit pension and other postretirement plans. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement will require an entity to immediately recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet, and to recognize changes in that funded status through comprehensive income to the extent not recognized in net income pursuant to existing accounting rules. As a regulated utility, Nicor Gas expects continued full rate recovery of the costs of its defined benefit postretirement plans. Therefore, the company is evaluating whether changes in the plan’s funded status can be deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in comprehensive income.

Initial and prospective recognition of the funded status of these plans is required for Nicor Gas beginning at December 31, 2006. The company is evaluating this Statement and has not yet determined the impact of adopting its recognition provisions. This Statement, had it been adopted at December 31, 2005, would have reduced the reported pension asset by approximately $50 million and increased the liability for health care and other benefits by approximately $85 million. Depending on the results of the company’s evaluation discussed above, offsetting these amounts would have been a regulatory asset of approximately $135 million or a charge to accumulated other comprehensive income of approximately $80 million ($135 million net of related deferred tax benefits).

This Statement will also require Nicor Gas to change its plan measurement date to December 31. Such provision is effective for Nicor Gas no later than December 31, 2008 and will be adopted prospectively at that time. The company has not yet determined the impact of adopting this provision.

4. ASSET RETIREMENT OBLIGATIONS

Nicor Gas has asset retirement obligations (“AROs”) associated with services, mains and other components of the distribution system and buildings. Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation.

The following table presents a reconciliation of the beginning and ending ARO for the nine months ended September 30, 2006 (in millions):

Beginning of period	$164.4
Liabilities incurred during the period	1.7
Liabilities settled during the period	(2.1)
Accretion	7.1
Revision in estimated cash flows	.5
End of period	$171.6

Substantially all of the ARO is classified as a noncurrent liability.

5. SHORT-TERM AND LONG-TERM DEBT

In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor Gas and its parent company, Nicor Inc. (“Nicor”), established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $151.0 million, $490.0 million and $31.0 million of commercial paper borrowings outstanding at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

In October 2006, Nicor Gas entered into an agreement for the issuance of $50 million First Mortgage Bonds at 5.85 percent, due in 2036. The issuance is expected to occur, subject to the satisfaction of the conditions in the underlying agreements, on the maturity date of the $50 million 5.55 percent First Mortgage Bond series due in December 2006.

The company believes it is in compliance with all debt covenants.

6. ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $52.4 million, $300.4 million and $52.5 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discount. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at September 30, 2006, December 31, 2005 and September 30, 2005 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $515 million, $525 million and $531 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

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

	September 30	December 31	September 30
	2006	2005	2005

Current other assets	$3.7	$25.7	$96.4
Noncurrent other assets	.1	1.0	2.1
	$3.8	$26.7	$98.5

Current other liabilities	$47.1	$.8	$-
Noncurrent other liabilities	3.6	.1	.1
	$50.7	$.9	$.1

Nicor Gas maintains a margin account related to financial derivative transactions. At September 30, 2006, December 31, 2005 and September 30, 2005, the balance of this account was $30.2 million, $33.7 million and zero, respectively, and was reflected on the Condensed Consolidated Balance Sheets as Receivables.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Three months ended September 30
Service cost	$2.3	$2.3	$.6	$.7
Interest cost	3.8	3.9	2.5	2.6
Expected return on plan assets	(8.8)	(8.3)	(.1)	(.2)
Recognized net actuarial loss	.1	.4	1.4	1.1
Amortization of prior service cost	.1	.2	(.1)	-
Net periodic benefit cost (credit)	$(2.5)	$(1.5)	$4.3	$4.2

Nine months ended September 30
Service cost	$7.0	$7.0	$1.8	$2.0
Interest cost	11.2	11.7	7.7	7.7
Expected return on plan assets	(26.2)	(24.9)	(.2)	(.7)
Recognized net actuarial loss	.2	1.1	3.8	3.8
Amortization of prior service cost	.4	.5	(.1)	(.1)
Net periodic benefit cost (credit)	$(7.4)	$(4.6)	$13.0	$12.7

The company reflected its best estimate of the potential subsidy it may receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its October 1, 2005 and 2004 measurement of the postretirement health care obligation and of net periodic postretirement health care costs. The estimated subsidy reduced such costs by $1.3 million and $4.0 million for the three and nine months ended September 30, 2006, respectively, and $0.6 million and $1.8 million, respectively, for the corresponding prior-year periods.

9. COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Net income (loss)	$(1.6)	$(5.4)	$36.8	$30.6
Other comprehensive income, after tax	-	-	-	.7
Total comprehensive income (loss)	$(1.6)	$(5.4)	$36.8	$31.3

Net other comprehensive income for the nine months ended September 30, 2005 consists primarily of a reduction to the minimum pension liability resulting from a settlement in an unfunded supplemental retirement plan in the second quarter of 2005.

10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. For the three and nine months ended September 30, 2006, Nicor Gas had net charges to (from) affiliates of $(0.4) million and $7.0 million, respectively. For the three and nine months ended September 30, 2005, Nicor Gas had net charges to (from) affiliates of $(0.6) million and $5.4 million, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor. By virtue of making deposits or advances to Nicor, Nicor Gas is exposed to credit risk to the extent it is unable to secure the return of such deposits for any reason. Such deposits are due on demand. There are ICC regulations addressing the amount and circumstances in which Nicor Gas can deposit with the cash management pool or advance to affiliates. In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings. Nicor Gas’ practice also provides that the balance of cash deposits or advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. Nicor Gas’ positive cash deposits, if any, may be applied by Nicor to offset negative balances of other Nicor subsidiaries and vice versa.

Nicor Gas had no deposits in the Nicor cash management pool at September 30, 2006, December 31, 2005 and September 30, 2005, respectively, due primarily to the seasonal cash requirements of the business. Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment. For the three and nine months ended September 30, 2006, Nicor Gas recorded interest income of $0.8 million and $2.3 million, respectively, from these deposits. For the three and nine months ended September 30, 2005, interest income was $0.7 million and $1.8 million, respectively.

Nicor Solutions, a wholly owned business of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the three and nine months ended September 30, 2006, Nicor Gas recorded revenues of $5.5 million and $58.9 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers. For the three and nine months ended September 30, 2005, such revenues were $5.6 million and $50.1 million, respectively.

Nicor Gas enters into routine transactions with Nicor Enerchange, a wholly owned wholesale natural gas marketing business of Nicor, for the purchase and sale of natural gas, transportation and storage services. Such transactions are governed by terms of an ICC order. For the three and nine months ended September 30, 2006, net charges from Nicor Enerchange were $4.5 million and $28.8 million, respectively. For the three and nine months ended September 30, 2005, net charges from Nicor Enerchange were $0.5 million and $9.0 million, respectively.

Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $2.6 million and $7.8 million for the three and nine months ended September 30, 2006, respectively, for natural gas transportation under rates that have been accepted by the Federal Energy Regulatory Commission. For the three and nine months ended September 30, 2005, Horizon Pipeline charged Nicor Gas $2.6 million and $7.8 million, respectively.

EN Engineering, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $1.3 million and $3.1 million for the three and nine months ended September 30, 2006, respectively, for engineering and corrosion services. For the three and nine months ended September 30, 2005, Nicor Gas was charged $1.1 million and $3.2 million, respectively, for these services.

Key executives and managerial employees of Nicor Gas participate in Nicor’s stock-based compensation plans. For the three and nine-month periods ended September 30, 2006, Nicor Gas recognized $0.7 million and $2.1 million, respectively, of compensation expense for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment.

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

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case. The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. Rate changes resulting from the rehearing order are prospective and went into effect on April 11, 2006. Parties, including Nicor Gas, that appealed the ICC’s rate case decision to the state appellate courts have since withdrawn their appeals. As a result, the ICC rate order is no longer subject to judicial review.

As a result of the rate order, which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the three and nine months ended September 30, 2006, storage-related gas costs in operating and maintenance expense totaled $1.0 million and $15.4 million, respectively. Such costs totaled zero and $11.1 million, respectively, for the corresponding prior-year periods and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

12. GUARANTEES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 13 - Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial and no liability has been recorded for these indemnifications.

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

Performance-Based Rate (“PBR”) Plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under ICC review. There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2006, pending resolution of the proceedings discussed below. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC will be parties. Under the terms of the tentative settlement, Nicor will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. Nicor will neither admit nor deny any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor recorded a $10 million charge to its second quarter earnings in connection with this matter. As the tentative settlement is between Nicor and the SEC Staff, Nicor Gas has not recorded a liability associated with the outcome of the SEC matter. The company is unable to predict the outcome of the separate inquiry by the U.S. Attorney or the company’s potential exposure related thereto and has not recorded a liability associated with the outcome of that matter.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury, property and punitive damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2007, to provide medical screening to persons exposed to mercury from its equipment, and will use reasonable efforts to remove any remaining inside residential mercury regulators by March of 2006. Nicor Gas believes it is in compliance with its obligations under the settlement agreement. The class action settlement permitted class members to “opt out” of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 26 households.

As of September 30, 2006, Nicor Gas had remaining an estimated liability of $15.3 million, representing management’s best estimate of future costs, including potential liabilities relating to remaining lawsuits, based on an evaluation of currently available information. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to operating expense. Nicor Gas received approximately $3.8 million, net of legal fees, from an independent contractor in the first quarter of 2006. Amounts recovered during 2004 and 2005 were immaterial. On October 25, 2004, the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and Nicor Gas and against various insurers in the amount of $10.2 million with respect to one of Nicor’s and Nicor Gas’ mercury-related insurance claims. The insurers filed an appeal of the judgment. On November 29, 2005, the First District Appellate Court reversed the Circuit Court’s judgment in favor of Nicor and Nicor Gas and remanded the case to the Circuit Court for proceedings consistent with the Appellate Court’s decision. The Illinois Supreme Court has granted Nicor and Nicor Gas leave to appeal the decision of the Appellate Court.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. The ultimate outcome of this arbitration is not presently determinable. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of September 30, 2006, the company had recorded a liability in connection with these matters of $14.1 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, and punitive damages. An agreement in principle to settle the purported class action lawsuit has been reached and, as of September 30, 2006, the company has recorded a $2.25 million liability in connection with this matter. In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review. Management cannot predict the outcome of certain other pending lawsuits relating to the Oak Park site or the company’s potential exposure thereto and has not recorded a liability associated with those other pending matters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Northern Illinois Gas Company, doing business as Nicor Gas Company (“Nicor Gas”), 2005 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas’ results as reported for the three and nine-month periods ended September 30, 2006 and 2005 (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Operating income	$7.2	$3.8	$63.2	$58.5

Net income (loss)	(1.6)	(5.4)	36.8	30.6

Net income (loss) for the three and nine months ended September 30, 2006, compared with the year-earlier periods improved by $3.8 million and $6.2 million, respectively, due primarily to the positive effects of higher margin ($11.4 million and $26.7 million pretax increases, respectively), partially offset by higher operating and maintenance expenses ($5.5 million and $21.6 million pretax increases, respectively) and higher depreciation expense ($1.5 million and $4.4 million pretax increases, respectively). The year-to-date 2006 results were also favorably impacted by a first quarter pretax mercury-related recovery of $3.8 million.

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

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  The ICC granted rehearing on seven issues, only two of which relate to the amount of the approved annual net revenue increase, and denied rehearing on all other issues raised in the applications. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. The company estimates that because the revised order similarly shifts certain items between base rates and

Nicor Gas’ PGA rider, under normal weather conditions and demand as reflected in the rate case, the annual net revenue increase will decrease to $30.2 million from the estimated $34.7 million under the previous order. Rate changes resulting from the rehearing order are prospective and went into effect on April 11, 2006. Parties, including Nicor Gas, that appealed the ICC’s rate case decision to the state appellate courts have since withdrawn their appeals. As a result, the ICC rate order is no longer subject to judicial review.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs are now recorded in operating and maintenance expense. For the three and nine months ended September 30, 2006, storage-related gas costs in operating and maintenance expense totaled $1.0 million and $15.4 million, respectively. Such costs totaled zero and $11.1 million, respectively, for the corresponding prior-year periods and since they were incurred prior to the effective date of the rate order were recorded as cost of gas.

Operating revenues. Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the third quarter of 2006 compared with a year ago, revenues decreased $14.8 million due to lower natural gas costs (approximately $50 million decrease), partially offset by the impact of colder weather than in 2005 (approximately $13 million increase) and the base rate increase (approximately $11 million). For the 2006 year-to-date period compared with a year ago, revenues increased $83.0 million due to higher natural gas costs (approximately $175 million increase) and the impact of the base rate increase (approximately $36 million), partially offset by the negative impact of warmer weather than the corresponding period in 2005 (approximately $126 million decrease) and lower demand unrelated to weather (approximately $21 million decrease).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Revenues	$226.7	$241.5	$1,775.6	$1,692.6
Cost of gas	(108.0)	(134.9)	(1,258.8)	(1,202.3)
Revenue tax expense	(12.6)	(11.9)	(109.0)	(109.2)
Margin	$106.1	$94.7	$407.8	$381.1

Margin increased $11.4 million in the third quarter of 2006 compared with the corresponding prior-year period due primarily to the impact of the base rate increase (approximately $11 million assuming normal weather). Year-to-date 2006 margin increased $26.7 million compared with the corresponding prior-year period due primarily to the impact of the base rate increase (approximately $36 million), partially offset by the negative impact of warmer weather than in 2005 (approximately $8 million decrease) and lower demand unrelated to weather (approximately $3 million decrease).

Operating and maintenance expense. Operating and maintenance expense increased $5.5 million to $56.4 million in the third quarter of 2006 from $50.9 million in the prior-year period due to higher company use gas ($4.1 million increase) and higher bad debt expense ($1.3 million increase). Year-to-date operating and maintenance expense increased $21.6 million to $199.2 million from $177.6 million in the prior-year period due primarily to higher storage-related gas costs ($15.4 million increase), company use gas ($11.0 million increase) and bad debt expense ($3.3 million increase), partially offset by lower payroll and benefit-related costs ($3.6 million decrease) and claims arising from normal operations ($4.2 million decrease).

Transfer, in the 2005 rate order, of recovery of certain storage-related gas costs from the PGA rider to base rates results in those costs being charged to operating and maintenance expense. Prior to the effective date of the rate order, these storage-related gas costs, which were zero and $11.1 million in the three and nine-month periods ended September 30, 2005, respectively, were charged to cost of gas and passed through to customers as part of the PGA rider.

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

Property sale gains. Property sale gains and losses vary from year-to-year depending upon property sales activity. Nicor Gas realized a $0.6 million and $3.2 million pretax gain on the sale of property for the three and nine months ended September 30, 2006, respectively. The company continues to assess its ownership of certain real estate holdings.

Interest income. Interest income increased $0.6 million and $2.1 million for the three and nine-month periods ended September 30, 2006, respectively, over the corresponding prior-year periods due primarily to higher investment balances and higher average rates.

Income taxes. The effective income tax rate for the quarter ended September 30, 2006 increased to 35.2 percent from 34.2 percent for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, the effective income tax rate decreased to 33.2 percent from 33.5 percent for the prior year period. The lower nine-month rate compared to the quarterly rate in 2006 is primarily due to favorable tax adjustments associated with tax audits (which occur in the normal course of business) that were recognized in the second quarter.

Interest expense. Interest expense of $10.3 million in the third quarter of 2006 is comparable to the corresponding 2005 period as higher average borrowing levels ($0.5 million increase) were offset by lower average interest rates ($0.5 million decrease). Interest expense of $31.5 million for the nine-month period ended September 30, 2006 increased $1.3 million over the corresponding prior-year period due primarily to higher average borrowing levels ($2.2 million increase), partially offset by lower average interest rates ($0.6 million decrease).

Nicor Gas Company
Operating Statistics

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Operating revenues (millions)
Sales
Residential	$136.8	$152.4	$1,207.5	$1,140.7
Commercial	29.8	36.0	275.2	255.0
Industrial	2.7	4.3	31.9	34.9
	169.3	192.7	1,514.6	1,430.6
Transportation
Residential	6.1	4.8	21.9	19.1
Commercial	14.7	11.5	57.7	51.0
Industrial	10.7	10.4	29.1	29.4
Other	1.1	1.0	2.0	8.6
	32.6	27.7	110.7	108.1
Other revenues
Revenue taxes	12.9	12.8	111.5	112.4
Environmental cost recovery	.8	1.4	7.2	15.9
Chicago Hub	8.1	2.4	13.9	7.5
Other	3.0	4.5	17.7	18.1
	24.8	21.1	150.3	153.9
	$226.7	$241.5	$1,775.6	$1,692.6

Deliveries (Bcf)
Sales
Residential	13.9	12.0	121.6	131.2
Commercial	3.2	3.1	27.9	29.5
Industrial	.4	.4	3.4	4.1
	17.5	15.5	152.9	164.8
Transportation
Residential	1.2	1.1	10.7	12.7
Commercial	11.2	8.8	59.5	60.9
Industrial	23.1	25.1	75.2	84.7
	35.5	35.0	145.4	158.3
	53.0	50.5	298.3	323.1

Customers at end of period (thousands)
Sales
Residential	1,784.5	1,771.2
Commercial	121.6	117.9
Industrial	7.1	7.3
	1,913.2	1,896.4
Transportation
Residential	161.0	160.0
Commercial	56.6	57.6
Industrial	5.5	5.9
	223.1	223.5
	2,136.3	2,119.9

Other statistics
Degree days	84	26	3,301	3,572
Colder (warmer) than normal*	20%	(63)%	(12)%	(5)%
Average gas cost per Mcf sold	$6.05	$8.53	$8.18	$7.22

* Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

FINANCIAL CONDITION AND LIQUIDITY

Operating activities. This business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce or eliminate short-term borrowings during the first half of the year. Net cash flow provided from operating activities decreased $38.2 million to $471.4 million for the nine months ended September 30, 2006 from $509.6 million in the year-earlier period.

Nicor Gas maintains a margin account related to financial derivative transactions. This margin account may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

In 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to Internal Revenue Service (“IRS”) review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In the third quarter of 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations require repayment in 2005 and 2006 of amounts previously taken as current tax deductions. In the second half of 2005 and during the nine months ended September 30, 2006, Nicor Gas reclassified income tax expense from deferred to current and repaid approximately $67 million and $50 million, respectively. The company expects to repay the remaining amounts during the fourth quarter of 2006. The anticipated repayment is expected to have no direct impact on earnings and no material impact on the company’s financial condition.

Investing activities. Net cash flows used for investing activities decreased $30.1 million to $106.4 million for the nine months ended September 30, 2006 compared to $136.5 million in the prior-year period. This decrease is primarily due to reduced capital expenditures.

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

Long-term debt. In October 2006, Nicor Gas entered into an agreement for the issuance of $50 million First Mortgage Bonds at 5.85 percent, due in 2036. The issuance is expected to occur, subject to the satisfaction of the conditions in the underlying agreements, on the maturity date of the $50 million 5.55 percent First Mortgage Bond series due in December 2006.

Short-term debt. In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor Gas and its parent company, Nicor Inc. (“Nicor”), established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $151.0 million, $490.0 million and $31.0 million of commercial paper borrowings outstanding at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. The company believes it is in compliance with all debt covenants and believes it will continue to remain so. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Contractual obligations. As previously disclosed, Nicor Gas signed an agreement in the second quarter of 2006 to purchase approximately 16 Bcf of synthetic natural gas annually for a 20-year term beginning as early as 2010. Since the agreement is contingent upon various milestones to be achieved by the counterparty to the agreement and the fact that the counterparty can terminate, without penalty, prior to the realization of these milestones, the company’s obligation under this agreement is not certain at this time.

Gas in storage. Gas in storage inventory is carried at cost on a last-in, first-out (“LIFO”) basis. Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation. Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.

At September 30, 2006, the company had an inventory decrement of approximately 5 Bcf which it believes will not be restored prior to year-end. The liquidated inventory was charged to cost of gas at a LIFO cost of $7.82 per Mcf. If the company had deemed the decrement to be temporary, it would have charged cost of gas for the estimated annual replacement cost, currently estimated to be about $6.32 per Mcf. Applying LIFO cost in valuing the decrement, as opposed to the estimated annual replacement cost, had the effect of increasing the cost of gas distributed by $7.5 million during 2006. However, since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, this difference had no impact on net income. There was no liquidation of any LIFO layers during 2005.

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

There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. Parties who were plaintiffs in a dismissed class action proceeding against the company could potentially intervene in these proceedings. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company is seeking as of September 30, 2006, pending resolution of the proceedings discussed below. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. Nicor Gas filed rebuttal testimony in January 2004, which is consistent with the findings of the special committee Report. Nicor Gas seeks a reimbursement of approximately $1 million as referenced above. The parties to the ICC Proceedings have agreed to a stay of the evidentiary hearings on this matter in order to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois has notified the company that that office is conducting an inquiry on the same matter that the SEC is investigating, and a grand jury is also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC will be parties. Under the terms of the tentative settlement, Nicor will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. Nicor will neither admit nor deny any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor recorded a

$10 million charge to its second quarter earnings in connection with this matter. As the tentative settlement is between Nicor and the SEC Staff, Nicor Gas has not recorded a liability associated with the outcome of the SEC matter. The company is unable to predict the outcome of the separate inquiry by the U.S. Attorney or the company’s potential exposure related thereto and has not recorded a liability associated with the outcome of that matter.

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

NEW ACCOUNTING PRONOUNCEMENTS

In the third quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 3 - New Accounting Pronouncements.

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

Other factors that could cause materially different results include, but are not limited to, weather conditions; natural disasters; natural gas prices; fair value accounting adjustments; inventory valuation; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, interpretations, methods, judgments or estimates; performance of major suppliers and contractors; labor relations; and acts of terrorism.

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

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. In the second quarter of 2006, the company disclosed that it completed the implementation of a new customer care and billing system.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 11 - Rate Proceeding and Note 13 - Contingencies, which are incorporated herein by reference, for a discussion of the company’s contingencies.

Item 6. Exhibits

Exhibit
Number		Description of Document
3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006 (File No. 1-7296, Form 10-Q for June 30, 2006, Exhibit 3.01).

3.02	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

10.01		210-Day Credit Agreement dated as of October 26, 2006

10.02		Second Amendment to the 5-Year Credit Agreement dated as of October 26, 2006.

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.1		Rule 13a-14(a)/15d-14(a) Certification.

31.2		Rule 13a-14(a)/15d-14(a) Certification.

32.1		Section 1350 Certification.

32.2		Section 1350 Certification.

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

Nicor Gas Company

November 1, 2006	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)