Form 10-K
period 2006-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2007-02-23
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

i

Nicor Gas Company

Glossary

ARO. Asset retirement obligation.

Chicago Hub. A venture of Nicor Gas, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day. The extent to which the daily average temperature falls below 65 degrees Fahrenheit.
Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2006 and 2005, and 6,000 degree days per year for 2004.

FASB. Financial Accounting Standards Board.

FERC. Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

FSP. FASB Staff Position.

ICC. Illinois Commerce Commission, the agency that establishes the rules and regulations governing utility rates and services in Illinois.

IRS. Internal Revenue Service.

LIFO. Last in, first out.

Mcf, MMcf, Bcf. Thousand cubic feet, million cubic feet, billion cubic feet.

MMBtus. Million British thermal units.

Nicor Gas. Northern Illinois Gas Company (doing business as Nicor Gas Company), a wholly owned public utility business and one of the nation’s largest distributors of natural gas.

Nicor. Nicor Inc., the parent company of Nicor Gas.

PBR. Performance-based rate, a regulatory plan which ended on January 1, 2003, that provided economic incentives based on natural gas cost performance.

PGA. Nicor Gas’ Purchased Gas Adjustment.

SEC. The United States Securities and Exchange Commission.

SFAS. Statement of Financial Accounting Standard.

ii

PART I

Item 1.    Business

Nicor Gas, an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor, a holding company. Certain terms used herein are defined in the glossary on page ii.

GENERAL

Nicor Gas, a regulated natural gas distribution utility, serves nearly 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. The company’s service territory is diverse and its customer base has grown steadily over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers. Residential customers typically account for 45 to 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for 25 to 30 percent. See Operating Statistics on page 12 for operating revenues, deliveries and number of customers by customer classification. Nicor Gas had approximately 2,100 employees at year-end 2006.

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

Nicor Gas also operates the Chicago Hub, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies. The Chicago area is a major market hub for natural gas, and demand exists for storage and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities. Nicor Gas’ Chicago Hub addresses that demand. Effective in the fourth quarter of 2005, the rate order received by Nicor Gas provides that Chicago Hub revenues be passed directly through to customers as a credit to Nicor Gas’ PGA rider.

SOURCES OF NATURAL GAS SUPPLY

Nicor Gas purchases natural gas supplies in the open market by contracting with producers and marketers. It also purchases transportation and storage services from interstate pipelines that are regulated by the FERC. When firm pipeline services are temporarily not needed, Nicor Gas may release the services in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the cost of gas charged to customers.

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

Natural gas supply. Nicor Gas maintains a diversified portfolio of natural gas supply contracts. Supply purchases are diversified by supplier, producing region, quantity, credit limits and available transportation. Gas supply pricing is generally tied to published price indices so as to approximate current market prices. These supply contracts also may require the payment of fixed demand charges to ensure the availability of supplies on any given day.

The company also purchases gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing. Spot gas purchases accounted for about 40 percent of the company’s total gas purchases in the last three years. The majority of such spot purchases are made during the summer months and are directed toward satisfying storage injection requirements.

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

Pipeline transportation. Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America. The company’s primary long-term transportation contracts are as follows (daily availability in MMBtus):

	Availability	Contract Expiration
Natural Gas Pipeline Company (NGPL)	968,000	Various dates through March 2012
Horizon Pipeline	300,000	May 2012
Tennessee Gas Pipeline Company (TGPC)	253,000	October 2009
Midwestern Gas Transmission Company	297,000	Various dates through October 2009
Northern Natural Gas Company	206,000	October 2008
ANR Pipeline	100,000	Various dates through March 2010
Texas Gas	47,000	March 2009

The company has rights of first refusal for contract extensions except for the TGPC contract. In addition to the above contracts, Nicor Gas enters into short-term winter only transportation contracts and contracts that enhance Nicor Gas’ operational flexibility. The availability numbers shown above represent maximums during the winter heating season. In some cases, the contract levels are lower during the summer period.

Storage. Nicor Gas owns and operates eight underground natural gas storage facilities. This storage system is one of the largest in the gas distribution industry. With about 150 Bcf of annual storage capacity, the system is designed to meet about 50 percent of the company’s estimated peak-day deliveries and approximately 30 percent of its normal winter deliveries. In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2009, 2010 and 2012. This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries, and can mitigate the risk associated with seasonal price movements.

COMPETITION/DEMAND

Nicor Gas is the largest natural gas distributor in Illinois and, as a regulated monopoly, has the exclusive right to distribute natural gas in its service territory. Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas. In the commercial and industrial markets, the company’s natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact. In addition, the company has a rate that allows negotiation with potential bypass customers, and no such customer has bypassed the Nicor Gas system since the rate became effective in 1987. Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets. Other significant factors that impact demand for natural gas include weather and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating. Typically, about three-quarters of the deliveries and revenues occur from October through March. Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow. It is estimated that a 100 degree-day variation from normal (5,830 degree days annually) would impact Nicor Gas’ net income by approximately $1.6 million.

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

REGULATION

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. Those rules or regulations that may significantly affect business performance include the following:

•
Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors. In the fourth quarter of 2005, the company received approval from the ICC for a base rate increase. For additional information about the rate order, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Notes to the Consolidated Financial Statements - Note 14 - Rate proceeding.

•
The company’s ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup. Therefore, the company does not profit from the sale of natural gas. Rather, the company earns income from fixed monthly charges and from variable transportation charges for delivering natural gas to customer premises. Annually, the ICC initiates a review of the company’s natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.

•
As with the cost of natural gas, the company has a tariff that provides for the pass-through of prudently incurred environmental costs related to former manufactured gas plant sites. This pass-through is also subject to annual ICC review.

The ICC also has other rules that impact the company’s operations. Changes in these rules can impact operating and capital costs.

A PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The results of the PBR plan are currently under ICC review. Additional information on the plan and the ICC review are presented in Item 8 - Notes to the Consolidated Financial Statements - Note 16 - Contingencies - Performance-Based Rate Plan.

AVAILABLE INFORMATION

Nicor Gas files various reports with the SEC. These reports include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 15 (d) of the Securities Exchange Act of 1934. Nicor Gas makes all of these reports available without charge to the public on the investor relations section of the company’s Internet site at www.nicor.com as soon as reasonably practicable after Nicor Gas files them with, or furnishes them to, the SEC.

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

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them. The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings. The annual prudence reviews for calendar years 1999-2006 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of annual prudence reviews.

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

Nicor Gas is also subject to rules and regulations pertaining to the integrity of its distribution system and environmental compliance. The company’s results of operations, cash flows and financial condition could be adversely affected by any additional laws or regulations that are enacted that require significant increases in the amount of expenditures for system integrity and environmental compliance.

A change in the ICC’s approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas sites, or adverse decisions with respect to the prudence of costs actually incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites. To date, Nicor Gas has identified about 40 properties for which it may in part be responsible. As of December 31, 2006, the company had recorded a liability of $19.9 million associated with certain remediation efforts. Management believes that any such costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under ICC-approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the ICC that some or all of these costs were not prudently incurred, could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

An adverse decision in the proceedings concerning Nicor Gas’ PBR Plan could result in a refund obligation which could adversely affect the company’s results of operations, cash flows and financial condition.

In 2000, Nicor Gas instituted a PBR plan for natural gas costs. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan was terminated effective January 1, 2003. There are allegations that Nicor Gas acted improperly in connection with the PBR plan, and the ICC and SEC are reviewing these allegations in pending proceedings. An adverse decision or decisions in these proceedings could result in a refund or other obligations which could adversely affect the company’s results of operations, cash flows and financial condition. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the PBR proceeding and related matters.

Nicor Gas relies on direct connections to eight interstate pipelines and extensive underground storage capacity. If these pipelines or storage facilities were unable to deliver natural gas for any reason it could impair Nicor Gas’ ability to meet its customers’ full requirements.

Nicor Gas meets its customers’ peak day, seasonal and annual gas requirements through deliveries of gas transported on interstate pipelines with which it or its gas suppliers have contracts and through withdrawals of gas from storage fields it owns or leases. Nicor Gas contracts with multiple pipelines for transportation services. If a pipeline were to fail to perform transportation or storage service, including as a result of war, acts or threats of terrorism or natural disaster, on a peak day or other day with high volume gas requirements, Nicor Gas’ ability to meet all its customers’ gas requirements may be impaired unless or until alternative arrangements for delivery of supply were put in place. Likewise, if a storage field owned by Nicor Gas, or a principal Nicor Gas-owned transmission or distribution pipeline used to deliver gas to the market, were to be out of service for any reason, including as a result of war, acts or threats of terrorism or natural disaster, this could impair Nicor Gas’ ability to meet its customers’ full requirements.

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

Nicor Gas uses derivative instruments, including futures, options, forwards and swaps, either traded on exchanges or executed over-the-counter with natural gas merchants as well as financial institutions, to hedge natural gas price risk. Fluctuating natural gas prices can impact company use gas and storage-related gas expenses, as well as cash flows, causing earnings and financing costs of Nicor Gas to be impacted. The use of derivative instruments that are not perfectly matched to the exposure could adversely affect the company’s results of operations, cash flows and financial condition. Also, when Nicor Gas’ derivative instruments and hedging transactions fail to qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the company’s results of operations could be adversely affected.

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

Nicor Gas’ activities involve a variety of inherent hazards and operating risks, such as leaks, accidents and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of Nicor Gas’ operations, which in turn could lead to substantial losses. In accordance with customary industry practice, Nicor Gas maintains insurance against some, but not all, of these risks and losses. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events if not fully covered by insurance could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

An inability to access financial markets could affect the execution of Nicor Gas’ business plan and could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas relies on access both to short-term money markets and longer-term capital markets as a significant source of liquidity for capital and operating requirements not satisfied by the cash flows from its operations. Management believes that Nicor Gas will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of Nicor Gas’ control or events of default under its debt agreements may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or downgrades to Nicor Gas’ credit ratings. Restrictions on the company’s ability to access financial markets may affect its ability to execute its business plan as scheduled and could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas has credit risk that could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas extends credit to its counterparties. Despite what the company believes to be prudent credit policies and the maintenance of netting arrangements, the company is exposed to the risk that it may not be able to collect amounts owed to it. If the counterparty to such a transaction fails to perform and any collateral the company has secured is inadequate, it could experience financial losses.

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

The risks described above should be carefully considered in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in Nicor Gas’ other filings with the SEC, including its subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described above are not the only risks Nicor Gas faces although they are the most significant risks. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures about Market Risk, and Item 8 - Notes to the Consolidated Financial Statements - Note 8 - Income and Other Taxes and Note 16 - Contingencies for further discussion of these and other risks Nicor Gas faces.

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

The company’s properties are located in the territory described under Item 1 - Business, and are suitable, adequate and utilized in its operations.

The gas distribution, transmission and storage system includes approximately 34,000 miles of steel, plastic and cast iron main; approximately 2.0 million steel, plastic/aluminum composite, plastic and copper services connecting the mains to customers’ premises; and eight underground storage fields. Other properties include buildings, land, motor vehicles, meters, regulators, compressors, construction equipment, tools, communication and computer equipment, software and office equipment.

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

Item 3.    Legal Proceedings

See Item 8 - Notes to the Consolidated Financial Statements - Note 16 - Contingencies, which is incorporated herein by reference.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the outstanding common stock of Nicor Gas is owned by Nicor. There is no public trading market for the company’s common stock. During 2006 and 2005, the company declared dividends on its common stock totaling approximately $49 million and $38 million, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas’ operating results and financial condition from 2004 to 2006 and to discuss business trends that might affect Nicor Gas. Certain terms used herein are defined in the glossary on page ii. The discussion is organized into six sections - Summary, Results of Operations, Financial Condition and Liquidity, Outlook, Contingencies and Critical Accounting Estimates.

SUMMARY

Nicor Gas, a wholly owned subsidiary of Nicor, is one of the nation’s largest natural gas distribution companies, and it is Nicor’s primary business.

Results for 2006 were higher as compared to 2005 due mainly to higher operating income. Operating income increased $5.2 million in 2006 due to the positive effects of higher margin ($19.0 million pretax increase) and a first quarter pretax mercury-related recovery of $3.8 million. These positive factors were partially offset by higher operating and maintenance expenses ($13.6 million pretax increase) and higher depreciation expense ($5.6 million pretax increase). Higher margin was due to the impact of the base rate increase (approximately $36 million pretax) and higher demand unrelated to weather (approximately $5 million pretax increase), partially offset by the negative impact of warmer weather than in 2005 (approximately $17 million pretax decrease) and the passage of Chicago Hub revenues through the PGA effective with the rate order (approximately $8 million pretax decrease).

Results for 2005 were lower as compared with 2004 due mainly to lower operating income and a decrease in property sale gains. Operating income decreased $3.3 million in 2005 due primarily to higher operating and maintenance expenses ($20.0 million pretax increase) and higher depreciation expense ($5.7 million pretax increase). The adverse impact of these factors was partially offset by higher margin ($15.7 million pretax increase). Higher margin was largely driven by higher average rates (approximately $19 million pretax increase) due in part to the rate increase which became effective during the fourth quarter of 2005 (approximately $13 million pretax), and the positive impact of colder weather than in 2004 (approximately $4 million pretax increase), partially offset by lower demand unrelated to weather (approximately $6 million pretax decrease).

Rate proceeding.  In 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ PGA rider and the shifting of certain storage-related costs from the PGA rider to base rates.  In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. These rates were implemented in the fourth quarter of 2005. Because the order shifts certain items between base rates and Nicor Gas’ PGA rider, the company estimated that, under normal weather conditions and demand as reflected in the rate case, the annual net revenue increase resulting from implementing the rate order would have been about $34.7 million under the tariffs that were placed into effect.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case. In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. The company estimates that because the revised order similarly shifts certain items between base rates and Nicor Gas’ PGA rider, under normal weather conditions and demand as reflected in the rate case, the increase in annual net revenue decreased to $30.2 million from the estimated $34.7 million under the previous order. Rate changes resulting from the rehearing order were prospective and went into effect on April 11, 2006. Parties, including Nicor Gas, that appealed the ICC’s rate case decision to the state appellate courts have since withdrawn their appeals. As a result, the ICC rate order is no longer subject to judicial review.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs have been recorded in operating and maintenance expense. Storage-related gas costs recorded in operating and maintenance expense during 2006 and 2005 totaled $21.4 million and $6.5 million, respectively. Storage-related gas costs incurred prior to the effective date of the rate order and recorded as cost of gas in 2005 totaled $11.1 million.

These factors are discussed in more detail in the Results of Operations section which follows.

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor Gas’ operating income.

Operating revenues. Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.

For the year 2006, revenues decreased $457.3 million as compared to 2005 due to lower natural gas costs (approximately $300 million decrease) and the negative impact of warmer weather than the corresponding period in 2005 (approximately $250 million decrease), partially offset by higher demand unrelated to weather (approximately $35 million increase) and the impact of the base rate increase (approximately $36 million).

For the year 2005, revenues increased $545.7 million as compared with 2004 due primarily to higher natural gas costs (approximately $525 million increase) and the positive impact of colder weather than in 2004 (approximately $60 million increase), partially offset by lower demand unrelated to weather (approximately $70 million decrease). These results also reflect the impact of the rate order tariffs, which became effective during the fourth quarter of 2005, and increased revenues by approximately $13 million.

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

A reconciliation of revenues and margin follows (in millions):

	2006	2005	2004

Revenues	$2,452.3	$2,909.6	$2,363.9
Cost of gas	(1,743.7)	(2,212.4)	(1,695.0)
Revenue tax expense	(144.4)	(152.0)	(139.4)
Margin	$564.2	$545.2	$529.5

For the year 2006, margin increased $19.0 million from 2005 due primarily to the impact of the base rate increase (approximately $36 million) and higher demand unrelated to weather (approximately $5 million increase), partially offset by the negative impact of warmer weather than in 2005 (approximately $17 million decrease) and the passage of Chicago Hub revenues through the PGA effective with the rate order (approximately $8 million decrease).

For the year 2005, margin increased $15.7 million from 2004 due primarily to higher average rates (approximately $19 million increase) driven by the rate increase (approximately $13 million), and the positive impact of colder weather than in 2004 (approximately $4 million increase), partially offset by lower demand unrelated to weather (approximately $6 million decrease).

Operating and maintenance expense. The $13.6 million increase in operating and maintenance expense in 2006 as compared with the prior year reflects higher storage-related gas costs ($14.9 million increase) and company use gas ($9.9 million increase), partially offset by lower bad debt expense ($4.5 million decrease), net claims arising from normal operations ($4.5 million decrease) and payroll and benefit-related costs ($3.1 million decrease).

The $20.0 million increase in operating and maintenance expense in 2005 as compared with the prior year reflects higher bad debt expense ($12.1 million increase), company use gas ($4.0 million increase) and storage-related gas costs ($6.5 million increase in the fourth quarter). These increases were partially offset by lower net legal and claims expenses ($4.7 million decrease).

The rate order, which became effective in the fourth quarter of 2005, results in certain storage-related gas costs being charged to operating and maintenance expense. Prior to the effective date of the rate order, storage-related gas costs were charged to cost of gas and passed through to customers as part of the PGA rider.

Mercury-related costs (recoveries), net. Mercury-related costs (recoveries), net reflect the estimated costs, credits and recoveries associated with the company’s mercury inspection and repair program. During the first quarter of 2006, a mercury-related recovery of $3.8 million was realized. This net recovery resulted from a settlement reached with an independent contractor of Nicor Gas. Net mercury-related costs (recoveries) were insignificant in 2005 and 2004. Additional information about the company’s mercury inspection and repair program is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 16 - Contingencies - Mercury.

Other income (expense), net. Pretax other income was $8.9 million, $4.0 million and $4.4 million in 2006, 2005 and 2004.

Property sale gains and losses vary from year-to-year depending upon property sales activity. During 2006, Nicor Gas realized a $3.3 million pretax gain on the sale of property. Property sale gains and losses were insignificant during 2005. During 2004, Nicor Gas realized a $5.9 million pretax gain on the sale of property. The company continues to assess its ownership of certain real estate holdings.

Interest income was $6.3 million, $4.3 million and $1.0 million in 2006, 2005 and 2004, respectively.  The increase of $2.0 million in 2006 from 2005 was due primarily to higher interest rates and investment balances along with increased income from balances on deposit in the Nicor cash management pool. The increase of $3.3 million in 2005 from 2004 was due primarily to increased interest income from higher balances on deposit in the Nicor cash management pool.

In 2004, losses of $1.8 million were recorded related to the former PBR plan. Additional information related to the PBR plan is described in Item 8 - Notes to the Consolidated Financial Statements - Note 16 - Contingencies - Performance-Based Rate Plan.

Income tax expense. The effective income tax rate was 32.2 percent, 32.8 percent and 34.8 percent for 2006, 2005 and 2004, respectively. The decrease in the effective income tax rate in 2006 is primarily due to an increase in certain tax credits and permanent items, offset, in part, by higher pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income). The decrease in the effective income tax rate in 2005 is primarily due to lower pretax income.

Interest expense. Interest expense for 2006 increased $2.3 million over the year-earlier period. This increase is primarily due to the impact of higher average interest rates ($1.7 million increase).

Interest expense for 2005 increased $4.8 million over the year-earlier period. This increase reflects higher estimated interest on income tax matters ($4.4 million increase) and the impact of higher average interest rates ($3.7 million increase), partially offset by the impact of lower average borrowing levels ($3.3 million decrease).

Nicor Gas Company

Operating Statistics

	2006	2005	2004

Operating revenues (millions)
Sales
Residential	$1,671.1	$2,031.4	$1,625.5
Commercial	373.9	453.5	349.9
Industrial	42.8	61.8	49.3
	2,087.8	2,546.7	2,024.7
Transportation
Residential	32.0	27.9	23.6
Commercial	82.1	73.1	69.9
Industrial	41.0	39.2	39.9
Other	3.7	11.7	14.0
	158.8	151.9	147.4
Other revenues
Revenue taxes	147.7	156.4	143.5
Environmental cost recovery	11.6	21.0	20.6
Chicago Hub	26.4	11.5	7.9
Other	20.0	22.1	19.8
	205.7	211.0	191.8
	$2,452.3	$2,909.6	$2,363.9

Deliveries (Bcf)
Sales
Residential	185.9	200.2	204.8
Commercial	41.8	44.7	44.3
Industrial	5.0	6.3	6.4
	232.7	251.2	255.5
Transportation
Residential	17.0	18.9	16.6
Commercial	80.4	87.5	84.1
Industrial	108.6	113.0	117.0
	206.0	219.4	217.7
	438.7	470.6	473.2

Year-end customers (thousands) (1)
Sales
Residential	1,807	1,796	1,777
Commercial	123	120	117
Industrial	7	8	7
	1,937	1,924	1,901
Transportation
Residential	166	157	148
Commercial	57	58	60
Industrial	6	6	6
	229	221	214
	2,166	2,145	2,115

Other statistics
Degree days	5,174	5,783	5,637
Warmer than normal (2)	(11%)	(1%)	(6%)
Average gas cost per Mcf sold	$7.44	$8.74	$6.56

(1) The company has redefined the customer count methodology in 2006 in conjunction with its new customer care and billing system.

(2) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year for 2006 and 2005, and 6,000 degree days for 2004. On a 6,000 degree day basis,
2006 and 2005 would have been 14% and 4% warmer than normal, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital. These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows. The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.

Nicor Gas maintains a margin account related to financial derivative transactions. This margin account may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. The company manages these fluctuations with short-term borrowings and investments.

Net cash flow provided from operating activities was $334.5 million, $117.4 million and $284.3 million in 2006, 2005 and 2004, respectively. The increase in operating cash flow in 2006 compared to 2005 is due primarily to the impact of lower natural gas prices on working capital. The decrease in operating cash flow provided in 2005 compared to 2004 is due, in part, to the impact of higher gas prices on working capital, coupled with the partial repayment of the income tax refund received in 2003, as discussed below.

In 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability), subject to IRS review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations required repayment in 2005 and 2006 of amounts previously taken as current tax deductions. During 2006 and 2005, the company reclassified income tax expense from deferred to current and repaid approximately $135 million equally over those years.

Investing activities. Net cash flow used for investing activities was $155.0 million, $184.2 million and $73.2 million in 2006, 2005 and 2004, respectively. The decrease in 2006 from 2005 is primarily due to lower cash additions to property, plant and equipment. The increase in 2005 over 2004 reflects a higher level of withdrawals from the Nicor Gas cash management pool during the 2004 period. Nicor Gas also realized net proceeds of $3.6 million and $7.6 million on the sale of property during 2006 and 2004, respectively.

Capital expenditures are an internal measure utilized by management and represent cash additions to property, plant and equipment, adjusted for items including the accrual of work performed through period end and other non-cash items, contributions in aid of construction and expenditures associated with asset retirement obligations. Capital expenditures decreased approximately $22 million in 2006 versus 2005 due, in part, to the absence of expenditures related to the acquisition of a storage compressor in 2005 (approximately $9 million decrease) and a reduction in costs for information technology system improvements (approximately $8 million decrease). In April 2006, the company implemented a new customer care and billing system.

Capital expenditures for 2005 increased by approximately $11 million over 2004 due primarily to increased storage system expenditures attributable to the acquisition of the previously mentioned storage compressor (approximately $9 million increase).

Capital expenditures are expected to increase in 2007 by approximately $11 million versus 2006 due, in part, to higher expenditures associated with distribution system improvements and facility expansion, partially offset by lower spending on information technology.

Financing activities. Nicor Gas has credit ratings that are among the highest in the gas distribution industry. The current credit ratings for Nicor Gas are as follows:

	Standard & Poor’s	Moody’s	Fitch

Commercial Paper	A-1+	P-1	F-1+
Senior Secured Debt	AA	A1	AA-
Senior Unsecured Debt	AA-	A2	A+
Corporate Credit Rating	AA	n/a	n/a

In the second quarter of 2006, Standard and Poor’s and Fitch reaffirmed their credit ratings of Nicor Gas. In July 2006, Moody’s Investors Service (“Moody’s”) downgraded the company’s senior secured (First Mortgage Bonds) rating to A1 from Aa3 and its senior unsecured debt rating to A2 from A1. Nicor Gas’ Prime-1 commercial paper rating was not under review by Moody’s. The company does not expect this downgrade to have a significant impact on its results of operations, cash flows or financial condition.

Nicor Gas’ debt-related financial statistics at December 31 include:

	2006	2005	2004
Long-term obligations, net of current maturities, as a percent of capitalization	43.1%	40.7%	43.9%
Times interest earned, before income taxes	2.9	2.8	3.5

Long-term debt. The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes.

At December 31, 2006, Nicor Gas had the capacity to issue approximately $390 million of First Mortgage Bonds under the terms of its indenture, of which $75 million was available for issuance under a July 2001 shelf registration filing. Nicor Gas believes it is in compliance with its debt covenants and believes it will continue to remain so. The long-term debt agreements do not include ratings triggers or material adverse change provisions. Substantially all properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In December 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036. Proceeds from this issuance were applied to the maturity of the $50 million 5.55 percent First Mortgage Bond series, due in December 2006.

Short-term debt. In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $350 million and $490 million of commercial paper borrowings outstanding at December 31, 2006 and 2005, respectively. The company believes it is in compliance with all debt covenants and believes it will continue to remain so.

The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Common stock. The company paid dividends of approximately $47 million, $37 million and $54 million in 2006, 2005 and 2004, respectively. Nicor Gas is restricted by the amount it can dividend to Nicor. Dividends are only allowed to the extent of Nicor Gas’ retained earnings balance.

Other. Nicor Gas is restricted by regulation in the amount it can loan to affiliates. The balance of cash advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings.

Off-balance sheet arrangements. The company does not have off-balance sheet arrangements that would have a material effect on its financial condition.

Contractual obligations. As of December 31, 2006, Nicor Gas had contractual obligations with payments due as follows (in millions):
                                                  Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$767.0	$410.1	$48.6	$6.2	$1,231.9
Long-term debt	-	125.0	75.0	300.0	500.0
Fixed interest on long-term debt	30.7	52.8	42.6	302.7	428.8
Operating leases	1.1	2.0	1.7	9.2	14.0
Other long-term obligations	.5	1.0	.7	1.6	3.8
	$799.3	$590.9	$168.6	$619.7	$2,178.5

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts. Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using December 31, 2006 New York Mercantile Exchange futures prices. The company also has long-term obligations for postretirement benefits which are not included in the above table. Information regarding the company’s obligations for postretirement benefits can be found in Item 8 - Notes to the Consolidated Financial Statements - Note 9 - Postretirement Benefits.

Operating leases are primarily for office space and equipment. Rental expense under operating leases was $1.1 million, $1.0 million and $1.0 million in 2006, 2005 and 2004, respectively. Other long-term obligations consist primarily of redeemable preferred stock.

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

OUTLOOK

Nicor Gas’ outlook assumes normal weather for 2007, but excludes, among other things, any future impacts associated with the ICC’s PBR plan/PGA review or other contingencies. While these items could materially affect 2007 earnings, they are currently not estimable.

Nicor Gas expects higher pretax operating results (after removing the $3.8 million impact of the 2006 mercury-related insurance recovery) due, in part, to increased natural gas deliveries attributable to normal weather and lower operating and maintenance expenses, partially offset by higher depreciation costs. Operating and maintenance expenses are expected to be lower due primarily to lower storage-related gas costs and natural gas and fuel costs to operate company equipment and facilities. The company estimates that a 100-degree day variation from normal weather would affect Nicor Gas’ net income by approximately $1.6 million.

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

PBR plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR is currently under ICC review. There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company plans to seek in testimony to be filed in compliance with the new scheduling order discussed below. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. In December 2006, Nicor Gas withdrew its previously filed testimony. Nicor Gas anticipates refiling its direct testimony in compliance with the new scheduling order discussed below which it expects to be consistent with the findings of the special committee Report. Nicor Gas plans to seek a reimbursement of approximately $1 million as referenced above. In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan. In December 2006, the additional third party discovery from EKT was obtained and the Administrative Law Judges issued a scheduling order that provides for Nicor Gas to submit its direct testimony by April 13, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois also notified the company that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter. In April 2004, Nicor was advised by the SEC Division of Enforcement that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC will be parties. Under the terms of the tentative settlement, Nicor will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. Nicor will neither admit nor deny any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor recorded a $10 million charge to its second quarter earnings in connection with this matter. As the tentative settlement is between Nicor and the SEC Staff, Nicor Gas has not recorded a liability associated with the outcome of the SEC matter. In December 2006, the U.S. Attorney advised that it is closing its separate inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

Mercury. Future operating results may be impacted by adjustments to the company’s estimated mercury liability or by related recoveries. Additional information about mercury contingencies is presented in Item 8 - Notes to the Condensed Consolidated Financial Statements - Note 16 - Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in Item 8 - Notes to the Condensed Consolidated Financial Statements - Note 16 - Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, rates, taxes, environmental, gas cost prudence reviews and other matters. See Item 8 - Notes to the Condensed Consolidated Financial Statements - Note 1 - Accounting Policies - Income taxes and Note 16 - Contingencies.

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

Although there are numerous areas in which Nicor Gas’ management makes significant accounting estimates, it believes its critical estimates are those that require management’s most difficult and subjective or complex judgments. Nicor Gas’ management has a practice of reviewing its critical accounting estimates and policy decisions with the audit committee of its board of directors. Its critical estimates typically involve loss contingencies, derivative instruments, pension and other postretirement benefits, credit risk, unbilled revenues and regulatory assets and liabilities because they are estimates which could materially impact Nicor Gas’ financial statements.

Loss contingencies. Nicor Gas records contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable. When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss. Nicor Gas is involved in various legal and regulatory proceedings and is exposed to various loss contingencies. These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its recorded amounts. Of particular note is the PBR plan contingency at Nicor Gas and the SEC inquiry described in Item 8 - Notes to the Consolidated Financial Statements - Note 16 - Contingencies.

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

Pension and other postretirement benefits. The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs. Changes in these assumptions typically do not have a significant impact on the expenses recorded from year to year. However, actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions. When cumulatively significant, the gains and losses generated from such variances are amortized into operating income over the remaining service lives of employees covered by the plans (approximately 11 years for the pension plan and 14 years for the health care plan). Additional information is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 9 - Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions, and significant changes in estimates.

The company’s estimated postretirement benefit cost included in operating income was $5.5 million, $9.6 million and $9.1 million in 2006, 2005 and 2004, respectively. Nicor Gas expects to record postretirement benefit cost for 2007 of $4.6 million. Actuarial assumptions affecting 2007 include an expected rate of return on plan assets of 8.50 percent, consistent with the prior year, and a discount rate of 5.75 percent compared with 5.50 percent a year earlier. The 5.75 percent discount rate was based upon the Citigroup Pension Liability Index whose underlying average benefit duration approximates Nicor’s.

Credit risk. Nicor Gas is required to estimate credit risk in establishing allowances for doubtful accounts. Actual credit losses could vary materially from Nicor Gas’ estimates. Nicor Gas’ allowance for doubtful accounts at December 31, 2006, 2005 and 2004 was $30.9 million, $30.1 million and $19.7 million, respectively, as presented on Schedule II in Item 15 - Exhibits and Financial Statement Schedules.

Unbilled revenues. Nicor Gas estimates revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end (“unbilled revenues”). Unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors. These revenue estimates are adjusted when actual billings occur, and variances in estimates can be material. Estimated unbilled revenues for Nicor Gas at December 31, 2006, 2005 and 2004 were $158.9 million, $300.4 million and $204.4 million, respectively.

Regulatory assets and liabilities. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which allows Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or rate cases, upon approval by the ICC. Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates. If all or a portion of Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of the net book value of its regulatory assets and liabilities would be required. Additional information on regulatory assets and liabilities is presented in Item 8 - Notes to the Consolidated Financial Statements - Note 1 - Accounting Policies.

NEW ACCOUNTING PRONOUNCEMENTS

In 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and SFAS No. 157, Fair Value Measurements. In 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. For more information, see Item 8 - Notes to the Consolidated Financial Statements - Note 2 - New Accounting Pronouncements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor Gas. Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations. Such forward-looking statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” “project,” “estimate,” “ultimate”, or similar phrases. Actual results may differ materially from those indicated in the company’s forward-looking statements due to the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review and an SEC inquiry, and undue reliance should not be placed on such statements.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Nicor Gas is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas prices and interest rates. It is Nicor Gas’ practice to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

Commodity price risk. With regard to commodity price risk, the company has established policies and procedures governing the management of such risks and the use of derivative instruments to hedge its exposure to such risks. Company management oversees compliance with such policies and procedures.

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers. However, substantial changes in natural gas prices may impact Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related gas costs, bad debt expense, and other operating and financing expenses. The company purchases about 4 Bcf of natural gas annually for its own use and to cover storage-related gas costs. The level of natural gas prices may also impact customer gas consumption and therefore margin. The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices. At December 31, 2006, Nicor Gas had hedged its forecasted 2007 and a portion of its 2008 company use and storage-related gas costs through the use of fixed-price purchase and swap agreements.

Credit risk. Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class and believes that it maintains prudent credit policies. Additionally, the company offers options to help customers manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year.

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

Interest rate risk. Nicor Gas is exposed to changes in interest rates. The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. If market rates were to hypothetically increase by 10 percent from Nicor Gas’ weighted-average floating interest rate on commercial paper, interest expense would have increased causing Nicor Gas’ earnings to decrease by approximately $0.4 million in 2006. For further information about debt securities, interest rates and fair values, see Item 8 - Financial Statements - Consolidated Statements of Capitalization, and Item 8 - Notes to the Consolidated Financial Statements - Note 5 - Short-Term and Long-Term Debt and Note 7 - Fair Value of Financial Instruments.

Nicor Gas Company

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Northern Illinois Gas Company

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern Illinois Gas Company and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for defined benefit pension and other postretirement plans, and its method of accounting for share based payments. As discussed in Note 3 to the consolidated financial statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 23, 2007

Nicor Gas Company

Consolidated Statements of Operations
(millions)

	Year ended December 31
	2006	2005	2004
Operating revenues (includes revenue taxes of
$147.7, $156.4, and $143.5, respectively)	$2,452.3	$2,909.6	$2,363.9

Operating expenses
Cost of gas	1,743.7	2,212.4	1,695.0
Operating and maintenance	267.2	253.6	233.6
Depreciation	160.1	154.5	148.8
Taxes, other than income taxes	163.1	171.0	158.5
Income tax expense, net	23.6	24.6	31.7
Mercury-related costs (recoveries), net	(3.6)	.5	-
	2,354.1	2,816.6	2,267.6

Operating income	98.2	93.0	96.3

Other income (expense), net
Property sale gains	3.3	.4	5.9
Interest income	6.3	4.3	1.0
Other income	.8	.8	.8
Other expense	(1.5)	(1.5)	(1.5)
Performance-based rate plan	-	-	(1.8)
Income tax expense on other income	(4.2)	(1.5)	(1.4)
	4.7	2.5	3.0

Interest expense
Interest on debt, net of amounts capitalized	38.6	37.0	36.9
Other	5.7	5.0	.3
	44.3	42.0	37.2

Net income	$58.6	$53.5	$62.1

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Cash Flows
(millions)

	Year ended December 31
	2006	2005	2004
Operating activities
Net income	$58.6	$53.5	$62.1
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	160.1	154.5	148.8
Deferred income tax expense (benefit)	(48.6)	(79.3)	20.2
Gain on sale of property, plant and equipment	(3.3)	(.4)	(5.9)
Changes in assets and liabilities:
Receivables, less allowances	278.2	(270.9)	(104.4)
Gas in storage	68.0	(32.0)	18.1
Deferred/accrued gas costs	(173.4)	155.1	21.2
Pension benefits	26.6	(6.1)	(4.4)
Regulatory postretirement asset	(113.5)	-	-
Other assets	37.6	(1.1)	6.0
Accounts payable	(77.2)	137.7	101.4
Health care and other postretirement benefits	89.1	12.6	11.2
Other liabilities	36.4	(11.4)	5.2
Other items	(4.1)	5.2	4.8
Net cash flow provided from operating activities	334.5	117.4	284.3

Investing activities
Additions to property, plant and equipment	(164.3)	(188.2)	(178.2)
Decrease in deposits in Nicor cash management pool	-	.1	97.4
Net proceeds from sale of property, plant and equipment	3.6	.8	7.6
Other investing activities	5.7	3.1	-
Net cash flow used for investing activities	(155.0)	(184.2)	(73.2)

Financing activities
Proceeds from issuing long-term debt	50.0	-	-
Disbursements to retire long-term obligations	(50.5)	(.5)	(.5)
Commercial paper repayments with maturities over 90 days	-	-	(540.0)
Net issuances (repayments) of commercial paper with
maturities of 90 days or less	(140.0)	115.0	340.0
Dividends paid	(47.1)	(37.1)	(54.1)
Other financing activities	(.4)	(.4)	-
Net cash flow provided from (used for) financing activities	(188.0)	77.0	(254.6)

Net increase (decrease) in cash and cash equivalents	(8.5)	10.2	(43.5)

Cash and cash equivalents, beginning of year	10.2	-	43.5

Cash and cash equivalents, end of year	$1.7	$10.2	$-

Supplemental information
Income taxes paid, net	$84.9	$102.6	$14.1
Interest paid, net of amounts capitalized	36.1	34.8	34.7

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Balance Sheets
(millions)
	December 31
	2006	2005
Assets

Gas distribution plant, at cost	$4,157.1	$4,043.2
Less accumulated depreciation	1,576.4	1,513.1
Gas distribution plant, net	2,580.7	2,530.1

Current assets
Cash and cash equivalents	1.7	10.2
Receivables, less allowances of $30.9 and $30.1, respectively	457.1	753.0
Receivables - affiliates	36.2	18.5
Gas in storage, at last-in, first-out cost	153.0	221.0
Deferred income taxes	25.1	-
Other	26.6	53.1
Total current assets	699.7	1,055.8

Pension benefits	161.0	187.6
Other assets	151.1	46.8

Total assets	$3,592.5	$3,820.3

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$497.5	$445.8
Mandatorily redeemable preferred stock	3.6	4.1
Total long-term obligations	501.1	449.9

Preferred stock
Non-redeemable preferred stock	1.4	1.4

Common equity
Common stock	76.2	76.2
Paid-in capital	108.1	108.1
Retained earnings	480.3	470.7
Accumulated other comprehensive loss, net	(3.2)	(.3)
Total common equity	661.4	654.7
Total capitalization	1,163.9	1,106.0

Current liabilities
Long-term obligations due within one year	.5	50.5
Short-term debt	350.0	490.0
Accounts payable	466.5	543.7
Accrued gas costs	50.0	223.3
Deferred income taxes	-	24.4
Derivative instruments	51.1	5.1
Dividends payable	13.0	11.0
Other	64.9	53.3
Total current liabilities	996.0	1,401.3

Deferred credits and other liabilities
Regulatory retirement cost liability	676.7	631.7
Deferred income taxes	281.7	296.1
Health care and other postretirement benefits	181.6	101.6
Asset retirement obligation	169.0	164.0
Regulatory income tax liability	53.8	41.3
Unamortized investment tax credits	29.6	31.7
Other	40.2	46.6
Total deferred credits and other liabilities	1,432.6	1,313.0

Commitments and contingencies

Total capitalization and liabilities	$3,592.5	$3,820.3

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Capitalization
(millions, except share data)

	December 31
	2006		2005

First Mortgage Bonds
5.55% Series due 2006	$-		$50.0
5.875% Series due 2008	75.0		75.0
5.37% Series due 2009	50.0		50.0
6.625% Series due 2011	75.0		75.0
7.20% Series due 2016	50.0		50.0
5.80% Series due 2023	50.0		50.0
6.58% Series due 2028	50.0		50.0
5.90% Series due 2032	50.0		50.0
5.90% Series due 2033	50.0		50.0
5.85% Series due 2036	50.0		-
	500.0		500.0
Less: Amount due within one year	-		50.0
Unamortized debt discount, net of premium	2.5		4.2
	497.5	42.8%	445.8	40.3%

Preferred stock, cumulative, $100 par value, 800,000
shares authorized
Mandatorily redeemable preferred stock, 4.48% and 5.00%
series, 41,000 shares outstanding in 2006
and 46,000 shares outstanding in 2005	4.1		4.6
Less: Amount due within one year	.5		.5
	3.6	.3	4.1	.4

Nonredeemable preferred stock, 4.60% and 5.00%
convertible series, 14,008 shares outstanding	1.4	.1	1.4	.1

Common equity
Common stock, $5 par value, 25,000,000 shares
authorized, 32,365 shares reserved for share-based
awards and 15,232,414 shares outstanding	76.2		76.2
Paid-in capital	108.1		108.1
Retained earnings	480.3		470.7
Accumulated other comprehensive loss, net
Cash flow hedges	(.1)		-
Unrecognized postretirement loss (includes $2.9
SFAS 158 transition amount)	(3.1)		-
Minimum pension liability	-		(.3)
Total common equity	661.4	56.8	654.7	59.2

Total capitalization	$1,163.9	100.0%	$1,106.0	100.0%

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Retained Earnings
(millions)

	Year ended December 31
	2006	2005	2004

Balance at beginning of year	$470.7	$455.3	$442.3
Net income	58.6	53.5	62.1
Dividends declared on common stock	(48.9)	(38.0)	(49.0)
Dividends declared on preferred stock	(.1)	(.1)	(.1)

Balance at end of year	$480.3	$470.7	$455.3

Consolidated Statements of Comprehensive Income
(millions)

	Year ended December 31
	2006	2005	2004

Net income	$58.6	$53.5	$62.1
Other comprehensive income (loss), before tax
Loss on cash flow hedges	(.1)	-	-
Decrease to minimum pension liability	-	2.2	-
	(.1)	2.2	-
Related income tax expense	-	(.9)	-
Other comprehensive income (loss), net of tax	(.1)	1.3	-

Comprehensive income	$58.5	$54.8	$62.1

The accompanying notes are an integral part of these statements.

Notes to the Consolidated Financial Statements

Nicor Gas is one of the nation’s largest distributors of natural gas, serving nearly 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

1.  ACCOUNTING POLICIES

General. Nicor Gas is a wholly owned subsidiary of Nicor. Nicor Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation. The consolidated financial statements include the accounts of Nicor Gas and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Income statement presentation. The focus of Nicor Gas’ income statement presentation is the regulatory treatment of revenues and expenses. Operating revenues and expenses (including income taxes) on which rate-regulated utility operating income is based, are those that ordinarily are included in the determination of utility revenue requirements.

Use of estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts. Actual results could differ from those estimates and such differences could be material. Accounting estimates requiring significant management judgment involve accruals for legal, regulatory and environmental loss contingencies, unbilled revenues, the allowance for doubtful accounts receivable, postretirement benefit assets and liabilities, asset retirement obligations, income taxes and related assets and liabilities, the identification and valuation of derivative instruments, and potential asset impairments.

Reclassifications. Certain reclassifications have been made to conform the prior years’ financial statements to the current year’s presentation.

Cash and cash equivalents. Cash equivalents are comprised of highly liquid investments with an initial maturity of three months or less. The carrying value of these investments approximates fair value because of their short maturity.

Regulatory assets and liabilities. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which allows Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or rate cases, upon approval by the ICC. Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates. If all or a portion of the company’s operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.

The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2006	2005
Regulatory assets
Regulatory postretirement asset - current	$8.8	$-
Regulatory postretirement asset - noncurrent	104.7	-
Deferred environmental costs	16.0	15.1
Unamortized losses on reacquired debt	17.6	18.7
Deferred rate case costs	3.0	3.5
Other	1.0	.3
	$151.1	$37.6

Regulatory liabilities
Regulatory retirement cost liability - current	$8.0	$9.0
Regulatory retirement cost liability - noncurrent	676.7	631.7
Accrued gas costs	50.0	223.3
Regulatory income tax liability	53.8	41.3
Other	-	1.8
	$788.5	$907.1

The current portion of the regulatory postretirement asset is classified in current other assets and all other regulatory assets are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other is classified in noncurrent other liabilities.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset. The regulatory asset is expected to be recovered from ratepayers over a period of approximately 10 to 15 years. The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.

Asset retirement obligations. The company records legal obligations associated with the retirement of long-lived assets in the period in which the obligation is incurred, if sufficient information exists to reasonably estimate the fair value of the obligation. The obligation is recorded as both a cost of the long-lived asset and a corresponding liability. Subsequently, the asset retirement cost is depreciated over the life of the asset on a straight-line basis and the asset retirement obligation is accreted to the expected settlement amount.

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

Derivative instruments. Fair values on derivatives are determined from quoted market prices and other external sources, where available, or are estimated using internal models. Estimates from internal models were not material to Nicor Gas’ financial statements. Derivative instruments are classified as current or noncurrent other assets or liabilities as appropriate, except for the current liability, which is separately stated. Cash flows from derivative instruments are recognized in the consolidated statements of cash flows, and gains and losses are recognized in the consolidated statements of operations, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of changes in the fair value of the derivative instrument to changes in the expected future cash flows of the hedged item. To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income or loss. Ineffectiveness, if any, is immediately recognized in operating income. The amount in accumulated other comprehensive income or loss is reclassified to earnings when the forecasted transaction occurs, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring. If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income or loss is immediately reclassified to earnings.

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

At times, Nicor Gas enters into futures contracts, options, swap agreements and fixed-price purchase agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices. These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost. For those instruments carried at fair value, hedge accounting was generally not elected and, accordingly, changes in such fair values were recorded in earnings as operating and maintenance expense. In late 2006, Nicor Gas hedged a portion of its forecasted 2008 natural gas purchases through the execution of swap agreements and has elected hedge accounting for such transactions. There was no ineffectiveness and the deferred gains and losses associated with these instruments were immaterial at December 31, 2006.

Credit risk. Nicor Gas has a diversified customer base and the company believes that it maintains prudent credit policies which mitigate customer receivable and derivative counterparty credit risk. The company is exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions. To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty. Nicor Gas also, in some instances, enters into netting arrangements to mitigate counterparty credit risk. Credit losses are accrued as liabilities when probable and reasonably estimable.

Operating revenues and gas costs. Operating revenues are recognized when natural gas is delivered to customers. In accordance with ICC regulations and subject to its review, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary. Temporary undercollections and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas, respectively.

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

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for 2006, 2005 and 2004 were $144.4 million, $152.0 million and $139.4 million, respectively.

Income taxes. Nicor Gas files a consolidated federal income tax return with Nicor. Income taxes are allocated to Nicor Gas based upon the tax liability which would have been incurred on a separate company basis. Deferred income taxes are provided at the current statutory income tax rate for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Nicor Gas amortizes investment tax credits and regulatory income tax liabilities for deferred taxes in excess of the current statutory rate to income over the lives of the related properties.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Share-based payment. Key executives and managerial employees of Nicor Gas participate in Nicor’s stock-based compensation plans. Effective January 1, 2006, Nicor adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under such method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based equity awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (b) compensation cost for all share-based equity awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, liability awards will be adjusted to fair value at each quarter-end. In 2006, Nicor Gas recognized $2.6 million of compensation expense for stock-based compensation.

Prior to January 1, 2006, Nicor accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123. Under APB 25, Nicor Gas did not recognize compensation cost for stock options or employee stock purchase plan discounts, and certain liability awards were adjusted to intrinsic value. Results from prior periods have not been restated.

Defined benefit pension and other postretirement plans. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires an entity to immediately recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet, and to recognize changes in that funded status through comprehensive income to the extent not recognized in net income pursuant to existing accounting rules. As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in comprehensive income.

On December 31, 2006, the company adopted the recognition provisions of SFAS No. 158. The incremental effect of applying SFAS No. 158 on individual line items of the December 31, 2006 balance sheet was as follows (in millions):
	Before application	Adjustments	After application

Current deferred income taxes	$22.2	$2.9	$25.1
Current other assets (1)	17.8	8.8	26.6
Pension benefits	197.4	(36.4)	161.0
Noncurrent other assets (1)	46.7	104.4	151.1
Current other liabilities	(55.8)	(9.1)	(64.9)
Noncurrent deferred income taxes	(297.0)	15.3	(281.7)
Health care and other postretirement benefits	(108.3)	(73.3)	(181.6)
Regulatory income tax liability	(38.3)	(15.5)	(53.8)
Accumulated other comprehensive loss, net	0.3	2.9	3.2

(1)	“Adjustments” to these line items primarily represent the establishment of a regulatory asset.

This Statement will also require Nicor Gas to change its plan measurement date to December 31. Such provision is effective for Nicor Gas no later than December 31, 2008 and will be adopted prospectively at that time. The company has not yet determined the impact of adopting this provision.

Uncertain tax positions. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation will be effective for Nicor Gas on January 1, 2007. Upon adoption of this Interpretation, the company currently estimates the required cumulative effect adjustment to the opening balance of retained earnings to be a decrease of approximately $1 million to $3 million.

Fair value measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. This Statement is effective for Nicor Gas no later than January 1, 2008 and is expected to be adopted prospectively at that time. The company is currently evaluating the Statement and the impact it may have on the company’s results of operations and financial condition.

3.  ASSET RETIREMENT OBLIGATIONS

In 2005, Nicor Gas adopted FASB Interpretation No.47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which broadened the assessment of when assets contain measurable retirement obligations. Prior to adopting FIN 47, Nicor Gas recorded AROs related primarily to the required removal and/or disposal of mercury regulators.

Upon adoption, Nicor Gas recorded additional AROs associated with services, mains and other components of the distribution system and buildings of $160.2 million, increased the carrying value of the related assets by $59.8 million, increased accumulated depreciation by $26.2 million and reduced its regulatory liability for future retirement costs by $126.6 million. Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation. At December 31, 2005, a total ARO of $164.4 million was recorded.

The following table presents a reconciliation of the beginning and ending ARO for the year ended December 31, 2006 (in millions):

Beginning of period	$164.4
Liabilities incurred during the period	2.2
Liabilities settled during the period	(3.2)
Accretion	9.5
Revision in estimated cash flows	(2.7)
End of period	$170.2

Substantially all of the ARO is classified as a noncurrent liability. If the company had applied the provisions of FIN 47 to prior periods, it would have recorded an ARO of $152.5 million at December 31, 2004.

4.  GAS IN STORAGE

Based on the average cost of gas purchased in December 2006 and 2005, the estimated replacement cost of inventory at December 31, 2006 and 2005 exceeded the LIFO cost by $449.9 million and $778.4 million, respectively.

During 2006, Nicor Gas liquidated LIFO layers totaling 10 Bcf at an average cost per Mcf of $6.81. For gas purchased in 2006, the company’s average cost per Mcf was $0.28 lower than the LIFO liquidation rate. Applying LIFO cost in valuing the liquidations, as opposed to using the average gas purchase cost, had the effect of increasing the cost of gas in 2006 by $2.8 million. However, since the cost of gas, including inventory costs, is charged to customers without markup, these amounts had no impact on net income.

During 2004, Nicor Gas partially liquidated a LIFO layer at a cost per Mcf of $5.81. For gas purchased in 2004, the company’s average cost per Mcf was $0.24 higher than the LIFO liquidation rate. Applying LIFO cost in valuing the liquidations, as opposed to using the average gas purchase cost, had the effect of decreasing the cost of gas in 2004 by $0.7 million. However, since the cost of gas, including inventory costs, is charged to customers without markup, these amounts had no impact on net income.

There was no liquidation of any LIFO layers during 2005.

5.  SHORT-TERM AND LONG-TERM DEBT

In December 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036. Proceeds from this issuance were applied to the maturity of the $50 million 5.55 percent First Mortgage Bond series, due in December 2006. Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $350 million and $490 million of commercial paper outstanding with a weighted-average interest rate of 5.4 percent and 4.1 percent at December 31, 2006 and 2005, respectively.

The company believes it is in compliance with all debt covenants.

The company incurred total interest expense of $45.0 million, $43.2 million, and $37.6 million in 2006, 2005 and 2004, respectively. Interest expense is reported net of amounts capitalized. Interest expense capitalized for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $1.1 million and $0.4 million, respectively.

6.  ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $158.9 million and $300.4 million at December 31, 2006 and 2005, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2006 and 2005 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $518 million and $525 million at December 31, 2006 and 2005, respectively.

Derivative financial instruments are recorded at fair value as determined primarily from actively quoted prices. The majority of derivative financial instruments are held for the purpose of hedging natural gas purchases for its customers, and their settlement is passed directly through to customers without markup, subject to ICC review. The gross asset and liability fair values of these instruments are reflected on the Consolidated Balance Sheets at December 31 as follows (in millions):

	2006	2005

Current other assets	$.3	$25.7
Noncurrent other assets	.1	1.0
	$.4	$26.7

Derivative instruments	$48.0	$.8
Noncurrent other liabilities	.7	.1
	$48.7	$.9

Nicor Gas maintains a margin account related to financial derivative transactions. At December 31, 2006 and 2005, the balance of this account was $13.0 million and $33.7 million, respectively, and was reflected on the Consolidated Balance Sheets as Receivables.

8.  INCOME AND OTHER TAXES

The components of income tax expense (benefit) are presented below (in millions):

	2006	2005	2004

Current
Federal	$62.0	$87.1	$11.7
State	16.5	20.4	3.0
	78.5	107.5	14.7
Deferred
Federal	(37.6)	(64.0)	16.4
State	(11.0)	(15.3)	3.8
	(48.6)	(79.3)	20.2

Amortization of investment tax credits, net	(2.1)	(2.1)	(1.8)
Income tax expense, net	$27.8	$26.1	$33.1

The temporary differences which gave rise to the net deferred tax liability at December 31 were as follows (in millions):

	2006	2005

Deferred tax liabilities
Property, plant and equipment	$287.6	$350.3
Employee benefits	14.8	24.6
Other	19.4	21.1
	321.8	396.0
Deferred tax assets
Unamortized investment tax credits	19.5	20.9
Alternative minimum tax credits	-	14.4
Other	45.7	40.2
	65.2	75.5
Net deferred tax liability	$256.6	$320.5

For purposes of computing deferred income tax assets and liabilities, temporary differences associated with regulatory assets and liabilities have been netted against related offsetting temporary differences.

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	4.4	4.6	5.2
Amortization of investment tax credits	(2.6)	(3.0)	(2.4)
Amortization of regulatory income tax liability	(1.7)	(2.3)	(2.0)
Medicare subsidy	(2.1)	(1.1)	-
Other, net	(.8)	(.4)	(1.0)
Effective combined federal and state income tax rate	32.2%	32.8%	34.8%

The decrease in the effective income tax rate in 2006 is primarily due to an increase in certain tax credits and permanent items, offset, in part, by higher pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income). The decrease in the effective income tax rate in 2005 is primarily due to lower pretax income.

The company accrues tax and interest related to tax uncertainties. Tax uncertainties arise due to actual or potential disagreements about the tax treatment of specific items between the company and the governmental agency reviewing the company’s tax returns. At December 31, 2006 and 2005, the company had accrued approximately $14 million and $9 million, respectively, for such uncertainties.

In 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability) subject to IRS review and approval as part of normal ongoing audits. Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense). In 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method. The new regulations required repayment in 2005 and 2006 of amounts previously taken as current tax deductions. During 2006 and 2005, the company reclassified income tax expense from deferred to current and repaid approximately $135 million equally over those years.

9.  POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees. The benefit obligation related to collectively bargained benefits considers the company’s past practice of regular benefit increases to reflect current wages. Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company’s share of cost for employees hired after 1982. The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued. To the extent eligible employees perform services for non-regulated affiliates, such affiliates are charged for the cost of these benefits.

The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the October 1 funded status of the plans to the corresponding asset (liability) recorded on the balance sheet at December 31 (in millions):
	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of period	$284.4	$282.6	$192.5	$184.7
Service cost	9.4	9.3	2.4	2.7
Interest cost	14.9	15.6	10.3	10.3
Actuarial (gain) loss	(9.7)	7.1	.4	4.9
Participant contributions	-	-	.7	.8
Benefits paid	(27.7)	(30.2)	(12.6)	(10.9)
Benefit obligation at end of period	271.3	284.4	193.7	192.5

Change in plan assets
Fair value of plan assets at beginning of period	424.0	402.0	6.9	10.6
Actual return on plan assets	36.0	52.2	.2	1.0
Employer contributions	-	-	6.0	5.4
Participant contributions	-	-	.7	.8
Benefits paid	(27.7)	(30.2)	(12.6)	(10.9)
Fair value of plan assets at end of period	432.3	424.0	1.2	6.9

Funded status	161.0	139.6	(192.5)	(185.6)
Unrecognized net actuarial loss	-	44.9	-	88.5
Unrecognized prior service costs	-	3.1	-	(.7)
Other	-	-	1.8	(3.8)
Postretirement benefit asset (liability)	$161.0	$187.6	$(190.7)	$(101.6)

Amounts classified on the balance sheet as of December 31 consist of (in millions):
	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Noncurrent assets	$161.0	$187.6	$-	$-
Current liabilities	-	-	(9.1)	-
Noncurrent liabilities	-	-	(181.6)	(101.6)
	$161.0	$187.6	$(190.7)	$(101.6)

Changes in the funded status attributable to eligible employees performing work for a non-regulated affiliate that were recognized in accumulated other comprehensive income on December 31, 2006 were as follows (in millions):
	Pension benefits	Health care and other benefits

Net loss	$1.7	$4.2
Prior service cost	.1	-
	$1.8	$4.2

The associated amount in accumulated other comprehensive income at December 31, 2006 that is expected to be reclassed to net periodic benefit cost in 2007 is approximately $0.3 million.

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $233.4 million and $246.1 million at October 1, 2006 and 2005, respectively.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2006	2005	2004	2006	2005	2004

Service cost	$9.4	$9.3	$9.0	$2.4	$2.7	$2.4
Interest cost	14.9	15.6	15.7	10.3	10.3	10.1
Expected return on plan assets	(34.8)	(33.2)	(31.7)	(.2)	(.9)	(1.0)
Recognized net actuarial loss	.2	1.6	2.0	5.0	4.9	4.6
Amortization of unrecognized transition obligation	-	-	-	-	-	.1
Amortization of prior service cost	.5	.6	.6	(.1)	(.1)	-
Net periodic benefit cost (credit)	$(9.8)	$(6.1)	$(4.4)	$17.4	$16.9	$16.2

Assumptions used to determine benefit obligations at October 1 included the following:

	Pension benefits		Health care and other benefits
	2006	2005	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	3.75	3.75	3.75	3.75

The 2006 discount rate was determined by reference to the Citigroup Pension Liability index rate. Periodically, the company will perform bond matching studies, using non-callable, high quality bonds (AA- or better), whose cash flows match the timing and amount of future benefit payments of the plans. Such studies have historically yielded a single equivalent discount rate comparable to the Citigroup Pension Liability index rate.

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected return on assets	8.50	8.50	8.50	8.50	8.50	8.50
Rate of compensation increase	3.75	4.00	4.00	3.75	4.00	4.00

Nicor Gas establishes its expected long-term return-on-asset assumption by considering historical and projected returns for each investment asset category. Projected returns are calculated with the assistance of independent firms via probability-based models. The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost. The assumed rate of return on assets can have a significant effect on the amounts reported for pension benefits. A one-percentage-point change in the assumed rate of return on assets would impact the net periodic pension credit by approximately $4 million.

Other assumptions used to determine the health care benefit obligation at October 1 were as follows:

	2006	2005

Health care cost trend rate	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Years to reach ultimate rate	5	5

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:

	2006	2005	2004

Health care cost trend rate	9.5%	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Years to reach ultimate rate	5	4	4

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):
	One-percent
	Increase	Decrease

Effect on total of service and interest cost components	$1.1	$(.9)
Effect on benefit obligation	18.3	(15.6)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans whose prescription drug benefits are actuarially equivalent to the Medicare Part D benefit. Nicor Gas has determined that the prescription drug benefits of its plan are actuarially equivalent and accordingly have reflected the effects of the subsidy in its determination of the benefit obligation and annual net periodic benefit cost beginning with the October 1, 2004 valuation.

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

	Target	Percentage of plan assets at October 1
Asset category	allocation	2006	2005

Equity securities	69%	69%	69%
Debt securities	31	31	31
	100%	100%	100%

The company does not expect to contribute to its pension plan in 2007 but does expect to contribute about $11.6 million to its other postretirement benefit plan in 2007. The following table sets forth the benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending October 1	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2007	$18.6	$11.6	$(1.3)
2008	17.4	12.2	(1.4)
2009	19.0	13.0	(1.5)
2010	19.8	13.7	(1.6)
2011	21.4	14.3	(1.7)
2012-2016	136.4	77.8	(9.2)

Nicor Gas also has a separate unfunded supplemental retirement plan. The supplemental retirement plan is noncontributory with defined benefits and plan costs of $0.3 million, $2.5 million and $1.9 million in 2006, 2005 and 2004, respectively. The projected benefit obligation associated with the plan was $2.4 million and $2.6 million at December 31, 2006 and 2005, respectively.

The company also sponsors defined contribution plans covering substantially all employees. These plans provide for employer matching contributions. The total cost of these plans was $4.8 million, $4.8 million and $4.5 million in 2006, 2005 and 2004, respectively.

10.  DIVIDEND AND OTHER RESTRICTIONS

Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates. Dividends are allowed only to the extent of Nicor Gas’ retained earnings balance. For restrictions regarding cash deposits from or advances to affiliates, see Note 12 - Related Party Transactions.

11.  BUSINESS SEGMENT INFORMATION

Revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2006	2005	2004

Bundled sales	$2,087.8	$2,546.7	$2,024.7
Transportation	158.8	151.9	147.4
Revenue taxes	147.7	156.4	143.5
Other	58.0	54.6	48.3
	$2,452.3	$2,909.6	$2,363.9

12.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC. For the years ended December 31, 2006, 2005 and 2004, Nicor Gas had net charges to affiliates of $7.4 million, $6.6 million and $9.1 million, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at December 31, 2006 and 2005, respectively, due primarily to the seasonal cash requirements of the business. For the years ended December 31, 2006, 2005 and 2004, Nicor Gas recorded interest income of $2.3 million, $1.8 million and $0.1 million, respectively, from deposits in the Nicor cash management pool, at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.

Nicor Solutions, a wholly owned business of Nicor, offers utility-bill management products to customers of Nicor Gas. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the years ended December 31, 2006, 2005 and 2004 Nicor Gas recorded revenues of $76.0 million, $83.7 million and $79.6 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Nicor Advanced Energy, a wholly owned business of Nicor that began operations in 2006, presently operates in northern Illinois offering an alternative to the utility as a natural gas supplier. As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for inventory imbalance charges, delivery charges and applicable taxes. Nicor Gas recorded net revenues of $0.6 million from Nicor Advanced Energy in 2006.

Nicor Gas enters into routine transactions with Nicor Enerchange, a wholly owned wholesale natural gas marketing business of Nicor, for the purchase and sale of natural gas, transportation and storage services. Such transactions are governed by terms of an ICC order. For the years ended December 31, 2006, 2005 and 2004, net charges from Nicor Enerchange were $34.5 million, $30.3 million and $26.8 million, respectively. Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC. For the years ended December 31, 2006, 2005 and 2004, charges from Nicor Enerchange were $0.8 million, $0.9 million and $1.2 million, respectively.

Horizon Pipeline, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $10.3 million during the year ended December 31, 2006, and $10.4 million in both 2005 and 2004 for natural gas transportation under rates that have been accepted by the FERC.

EN Engineering, a 50-percent-owned joint venture of Nicor, charged Nicor Gas $4.2 million and $4.4 million for engineering and corrosion services rendered in 2006 and 2005, respectively. In 2004, Nicor Technologies, a subsidiary of Nicor, charged Nicor Gas $4.0 million for these services.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

13. COMMITMENTS

As of December 31, 2006, Nicor Gas had purchase commitments with payments due as follows (in millions):
	Purchase obligations	Operating leases	Other long-term obligations

2007	$11.3	$1.1	$.5
2008	10.4	1.1	.5
2009	10.4	.9	.5
2010	10.4	.8	.5
2011	10.4	.9	.2
After 2011	3.7	9.2	1.6
	$56.6	$14.0	$3.8

Purchase obligations consist of a natural gas transportation agreement and property, plant and equipment purchases. Operating leases are primarily for office space and equipment. Rental expense under operating leases was $1.1 million, $1.0 million and $1.0 million in 2006, 2005 and 2004, respectively. Other long-term obligations consist primarily of redeemable preferred stock.

14.  RATE PROCEEDING

In 2005, Nicor Gas received approval from the ICC for a $54.2 million base rate increase which reflected an allowed rate of return on original-cost rate base of 8.85 percent, including a 10.51 percent cost of common equity. The order also included the authorization to pass all Chicago Hub revenues directly through to customers as a credit to Nicor Gas’ PGA rider and the shifting of certain storage-related costs from the PGA rider to base rates. In addition, rates were established using a 10-year average for weather as opposed to the previous use of a 30-year average. These rates were implemented in the fourth quarter of 2005.

In October 2005, Nicor Gas and six other parties filed applications for rehearing of the final order of the rate case.  In March 2006, the ICC issued its decision on rehearing in which it adjusted the amount of the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order. Rate changes resulting from the rehearing order were prospective and went into effect on April 11, 2006. Parties, including Nicor Gas, that appealed the ICC’s rate case decision to the state appellate courts have since withdrawn their appeals. As a result, the ICC rate order is no longer subject to judicial review.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs have been recorded in operating and maintenance expense. Storage-related gas costs recorded in operating and maintenance expense during 2006 and 2005 totaled $21.4 million and $6.5 million, respectively. Storage-related gas costs incurred prior to the effective date of the rate order and recorded as cost of gas in 2005 totaled $11.1 million.

15.  GUARANTEES AND INDEMNITIES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 16 - Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

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

16.  CONTINGENCIES

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

PBR Plan. Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003. Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark. Savings and losses relative to the benchmark were determined annually and shared equally with sales customers. The PBR plan is currently under ICC review. There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations. On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”). As a result of the motion to reopen, Nicor Gas, the Cook County State’s Attorney Office (“CCSAO”), the staff of the ICC and CUB entered into a stipulation providing for additional discovery. The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter. In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff. The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan. The company has committed to cooperate fully in the reviews of the PBR plan.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. In addition, Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. The net of these items and interest income on certain components results in a $1.0 million reimbursement the company plans to seek in testimony to be filed in compliance with the scheduling order discussed below. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. In December 2006, Nicor Gas withdrew its previously filed testimony. Nicor Gas anticipates refiling its direct testimony in compliance with the new scheduling order discussed below which it expects to be consistent with the findings of the special committee Report. Nicor Gas plans to seek a reimbursement of approximately $1 million as referenced above. In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan. In December 2006, the additional third party discovery from EKT was obtained and the Administrative Law Judges issued a scheduling order that provides for Nicor Gas to submit its direct testimony by April 13, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2006.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified the company that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. On July 7, 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC will be parties. Under the terms of the tentative settlement, Nicor will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. Nicor will neither admit nor deny any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow pending final approval of the tentative settlement by the SEC commissioners and entry of a final judgment by a federal court. The SEC Staff will submit the tentative settlement to the SEC commissioners for approval. The SEC commissioners have the authority to approve, modify or reject the tentative settlement. Nicor recorded a $10 million charge to its second quarter earnings in connection with this matter. As the tentative settlement is between Nicor and the SEC Staff, Nicor Gas has not recorded a liability associated with the outcome of the SEC matter. In December 2006, the U.S. Attorney advised that it is closing its separate inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

Nicor Gas is a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators. Under the terms of a class action settlement agreement, Nicor Gas will continue, until 2007, to provide medical screening to persons exposed to mercury from its equipment, and will use reasonable efforts to remove any remaining inside residential mercury regulators by March of 2006. Nicor Gas believes it is in compliance with its obligations under the settlement agreement. The class action settlement permitted class members to “opt out” of the settlement and pursue their claims individually. Nicor Gas is currently defending claims brought by 14 households.

As of December 31, 2006, Nicor Gas had remaining an estimated liability of $13.2 million. This represents management’s best estimate of future costs based on an evaluation of currently available information, including potential liabilities relating to remaining lawsuits after taking into account an agreement of a subcontractor’s insurer to assume certain of these potential liabilities. Actual costs may vary from this estimate. The company will continue to reassess its estimated obligation and will record any necessary adjustment, which could be material to operating results in the period recorded.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to operating expense. Nicor Gas received approximately $3.8 million, net of legal fees, from an independent contractor in the first quarter of 2006. Amounts recovered during 2004 and 2005 were immaterial. On October 25, 2004, the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and Nicor Gas and against various insurers in the amount of $10.2 million with respect to one of Nicor’s and Nicor Gas’ mercury-related insurance claims. The insurers filed an appeal of the judgment. On November 29, 2005, the First

District Appellate Court reversed the Circuit Court’s judgment in favor of Nicor and Nicor Gas and remanded the case to the Circuit Court for proceedings consistent with the Appellate Court’s decision.  On November 30, 2006, the Illinois Supreme Court upheld the decision of the Appellate Court and remanded the case to the trial court. In January 2007, an agreement in principle to settle this matter was reached with the lead insurers that would result in an additional net insurance recovery of approximately $0.7 million.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. The ultimate outcome of this arbitration is not presently determinable. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of December 31, 2006, the company had recorded a liability in connection with these matters of $17.7 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages. An agreement in principle to settle the purported class action lawsuit has been reached and, as of December 31, 2006, the company has a $2.25 million liability recorded in connection with this matter. The proposed class action settlement was approved by the trial court. An appeal was filed by one objector and conclusion of the proposed settlement will depend on the resolution of that appeal. In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review. Management cannot predict the outcome of certain other pending lawsuits relating to the Oak Park site or the company’s potential exposure thereto and has not recorded a liability associated with those other pending matters.

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

17.  QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions):

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2006
Operating revenues	$1,210.8	$338.1	$226.7	$676.7
Operating income	42.7	13.3	7.2	35.0
Net income (loss)	30.2	8.2	(1.6)	21.8

2005
Operating revenues	$1,078.8	$372.2	$241.5	$1,217.0
Operating income	43.2	11.5	3.8	34.5
Net income (loss)	32.5	3.6	(5.4)	22.8

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2006. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. In the second quarter of 2006, the company disclosed that it had completed the implementation of a new customer care and billing system.

Item 9B.    Other Information

None.

PART III

Item 14.    Principal Accountant Fees and Services

The following is a summary of the fees billed to Nicor Gas by Deloitte & Touche LLP for professional services rendered for the years ended December 31, 2006 and 2005 (in millions):

Fee Category	2006	2005

Audit fees	$1.5	$1.5
Audit-related fees	.1	.1
Total fees	$1.6	$1.6

Audit Fees.  Consists of fees for professional services rendered for the audit of Nicor Gas’ financial statements, and the review of the interim financial statements included in quarterly reports, and in connection with statutory and regulatory filings.

Audit-Related Fees.  Consists of fees for assurance and related services that are reasonably related to the performance of the audit of Nicor Gas’ financial statements and are not reported under “Audit Fees”. These services include employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Deloitte & Touche LLP. On an ongoing basis, management of Nicor Gas defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of Deloitte & Touche LLP. On a periodic basis, Nicor Gas’ management reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts. In 2006, all services provided by Deloitte & Touche LLP were approved in advance by the Committee.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

a)
1) Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2) Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	23
II	Valuation and Qualifying Accounts	52

Schedules other than those listed are omitted because they are not applicable.

3) Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Gas Company

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to	Charged to				Balance
	beginning	costs and	other				at end
Description	of period	expenses	accounts		Deductions		of period

2006

Allowance for doubtful
accounts receivable	$30.1	$38.1	$-		$37.3	(a)	$30.9

Accrued mercury-related costs	17.5	-	-		4.3	(b)	13.2

Accrued manufactured gas plant
environmental costs	19.5	-	12.7	(c)	12.3	(b)	19.9

2005

Allowance for doubtful
accounts receivable	$19.7	$42.6	$-		$32.2	(a)	$30.1

Accrued mercury-related costs	20.2	-	-		2.7	(b)	17.5

Accrued manufactured gas plant
environmental costs	36.8	-	0.6	(c)	17.9	(b)	19.5

2004

Allowance for doubtful
accounts receivable	$19.4	$32.5	$-		$32.2	(a)	$19.7

Accrued mercury-related costs	21.9	-	-		1.7	(b)	20.2

Accrued manufactured gas plant
environmental costs	33.2	-	18.8	(c)	15.2	(b)	36.8

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

Nicor Gas Company

Date February 23, 2007		/s/ KAREN K. PEPPING
Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2007.

Signature		Title

/s/ RUSS M. STROBEL
Russ M. Strobel		Chairman, President and
(Principal Executive Officer)		Chief Executive Officer

/s/ RICHARD L. HAWLEY
Richard L. Hawley		Executive Vice President and
(Principal Financial Officer)		Chief Financial Officer

/s/ KAREN K. PEPPING
Karen K. Pepping		Vice President and Controller
(Principal Accounting Officer)

ROBERT M. BEAVERS, JR.*		Director

BRUCE P. BICKNER*		Director

JOHN H. BIRDSALL, III*		Director

THOMAS A. DONAHOE*		Director

RAYMOND A. JEAN*		Director

BRENDA J. GAINES*		Director

DENNIS J. KELLER*		Director

R. EDEN MARTIN*		Director

GEORGIA R. NELSON*		Director

JOHN RAU*		Director

JOHN F. RIORDAN*		Director

	*	By /s/ RICHARD L. HAWLEY
Richard L. Hawley
(Attorney-in-fact)

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders as Nicor Gas is a wholly owned subsidiary of Nicor Inc.

Exhibit Index

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006. (File No. 1-7296, Form 10-Q for June 30, 2006, Exhibit 3.01.)

3.02	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

4.01	*	Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1995, Exhibit 4.01.)

4.02	*	Indenture of Adoption of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-7296, Form 10-K for 1995, Exhibit 4.02.)

4.03	*
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

4.08	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.09.)

4.09	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.10.)

4.10	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.11.)

4.11		Supplemental Indenture, dated December 1, 2006, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.

Exhibit
Number		Description of Document

10.01	*	Directors’ Deferred Compensation Plan. (File No. 1-7296, Form 10-K for December 31, 1983, Northern Illinois Gas Company, Exhibit 10.10.)

10.02	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.03	*	Directors Compensation. (File No. 1-7296, Form 8-K for September 21, 2005, Northern Illinois Gas Company.)

10.04	*	5-Year Credit Agreement dated as of September 13, 2005. (File No. 1-7296, Form 10-Q for September 30, 2005, Northern Illinois Gas Company, Exhibit 10.03.)

10.05	*	First Amendment to the Northern Illinois Gas Company Supplemental Retirement Plan. (File No. 1-7296, Form 10-K for December 31, 2005, Northern Illinois Gas Company, Exhibit 10.05.)

10.06	*	2006 Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.01.)

10.07	*	1993 Interim Cooperative Agreement between Commonwealth Edison Company and Northern Illinois Gas Company. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.02.)

10.08	*	Amendment No. 1 to the 1993 Interim Cooperative Agreement. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.03.)

10.09	*	Amendment No. 2 to the 1993 Inteirm Cooperative Agreement. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.04.)

10.10	*	Amendment No. 3 to the 1993 Interim Cooperative Agreement. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.05.)

10.11	*	210-Day Credit Agreement dated as of October 26, 2006. (File No. 1-7296, Form 10-Q for September 30, 2006, Northern Illinois Gas Company, Exhibit 10.01.)

10.12	*	Second Amendment to the 5-Year Credit Agreement dated as of October 26, 2006. (File No. 1-7296, Form 10-Q for September 30, 2006, Northern Illinois Gas Company, Exhibit 10.02.)

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

23.01		Consent of Independent Registered Public Accounting Firm.

24.01		Powers of Attorney.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01	Section 1350 Certification.

32.02	Section 1350 Certification.

*
These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.