Form 10-Q
period 2007-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2007-05-01
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                                  For the quarterly period ended March 31, 2007

or

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

i

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

IDR. Illinois Department of Revenue.

IRS. Internal Revenue Service.

LIFO. Last in, first out.

Mcf, MMcf, Bcf. Thousand cubic feet, million cubic feet, billion cubic feet.

MMBtus. Million British thermal units.

Nicor Gas. Northern Illinois Gas Company (doing business as Nicor Gas Company), or the registrant.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended
	March 31
	2007	2006

Operating revenues (includes revenue taxes
of $72.3 and $72.6, respectively)	$1,208.4	$1,210.8

Operating expenses
Cost of gas	948.4	956.7
Operating and maintenance	79.4	82.3
Depreciation	41.5	40.1
Taxes, other than income taxes	75.8	76.8
Income tax expense	20.2	16.0
Mercury-related recoveries, net	(8.0)	(3.8)
	1,157.3	1,168.1

Operating income	51.1	42.7

Other income (expense), net
Property sale gains	-	.1
Interest income	.9	.8
Other expense, net	(.3)	(.3)
Income tax expense on other income	(.2)	(.3)
	.4	.3

Interest expense
Interest on debt, net of amounts capitalized	10.8	11.2
Other	2.3	1.6
	13.1	12.8

Net income	$38.4	$30.2

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Three months ended
	March 31
	2007	2006
Operating activities
Net income	$38.4	$30.2
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	41.5	40.1
Deferred income tax benefit	(2.7)	(16.4)
Changes in assets and liabilities:
Receivables, less allowances	(172.1)	153.7
Gas in storage	149.9	217.9
Accrued gas costs	(32.9)	(97.2)
Other assets	(3.2)	40.7
Accounts payable	(112.7)	(258.9)
Temporary LIFO inventory liquidation	409.5	443.8
Other liabilities	(1.8)	18.3
Other items	2.8	(2.7)
Net cash flow provided from operating activities	316.7	569.5

Investing activities
Additions to property, plant & equipment	(35.4)	(38.2)
Increase in balance in Nicor cash management pool	-	(35.0)
Other investing activities	.9	.8
Net cash flow used for investing activities	(34.5)	(72.4)

Financing activities
Net repayments of commercial paper with maturities
of 90 days or less	(270.0)	(490.0)
Dividends paid	(13.0)	(11.0)
Net cash flow used for financing activities	(283.0)	(501.0)

Net decrease in cash and cash equivalents	(.8)	(3.9)

Cash and cash equivalents, beginning of period	1.7	10.2

Cash and cash equivalents, end of period	$.9	$6.3

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	March 31	December 31	March 31
	2007	2006	2006
Assets

Gas distribution plant, at cost	$4,178.8	$4,157.1	$4,073.8
Less accumulated depreciation	1,597.7	1,576.4	1,533.8
Gas distribution plant, net	2,581.1	2,580.7	2,540.0

Current assets
Cash and cash equivalents	.9	1.7	6.3
Deposits in Nicor cash management pool	-	-	35.0
Receivables, less allowances of $32.7,
$30.9 and $43.4, respectively	656.4	457.1	609.8
Receivables - affiliates	9.0	36.2	8.0
Gas in storage, at LIFO cost	3.1	153.0	3.1
Deferred income taxes	27.0	25.1	-
Other	27.4	26.6	18.8
Total current assets	723.8	699.7	681.0

Pension benefits	164.0	161.0	190.1
Other assets	150.2	151.1	42.3

Total assets	$3,619.1	$3,592.5	$3,453.4

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$497.5	$497.5	$447.1
Mandatorily redeemable preferred stock	3.6	3.6	4.1
Total long-term obligations	501.1	501.1	451.2

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	491.1	480.3	488.9
Accumulated other comprehensive loss, net	(2.6)	(3.2)	(.2)
Total common equity	672.8	661.4	673.0
Total capitalization	1,175.3	1,163.9	1,125.6

Current liabilities
Long-term obligations due within one year	.5	.5	50.5
Short-term debt	80.0	350.0	-
Accounts payable	353.8	466.5	284.8
Temporary LIFO inventory liquidation	409.5	-	443.8
Accrued gas costs	17.1	50.0	126.1
Deferred income taxes	-	-	10.0
Derivative instruments	15.3	51.1	10.4
Dividends payable	25.1	13.0	12.0
Other	102.6	64.9	74.5
Total current liabilities	1,003.9	996.0	1,012.1

Deferred credits and other liabilities
Regulatory retirement cost liability	687.5	676.7	642.5
Deferred income taxes	280.5	281.7	294.9
Health care and other postretirement benefits	183.0	181.6	103.1
Asset retirement obligation	170.8	169.0	164.9
Regulatory income tax liability	53.0	53.8	40.5
Unamortized investment tax credits	29.1	29.6	31.2
Other	36.0	40.2	38.6
Total deferred credits and other liabilities	1,439.9	1,432.6	1,315.7

Commitments and contingencies

Total capitalization and liabilities	$3,619.1	$3,592.5	$3,453.4

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2006 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments and an adjustment to reflect the change in accounting policy as described in Note 3 - New Accounting Pronouncements) necessary for a fair statement of the results for the interim periods presented. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

2.  ACCOUNTING POLICIES

Gas in storage. Gas in storage inventory is carried at cost on a LIFO basis. Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation. Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.

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

The company had regulatory assets and liabilities as follows (in millions):

	March 31	December 31	March 31
	2007	2006	2006
Regulatory assets
Regulatory postretirement asset - current	$8.8	$8.8	$-
Regulatory postretirement asset - noncurrent	103.5	104.7	-
Deferred environmental costs	12.4	16.0	10.3
Unamortized losses on reacquired debt	17.3	17.6	18.4
Deferred rate case costs	2.9	3.0	3.4
Other	.7	1.0	.4
	$145.6	$151.1	$32.5

	March 31	December 31	March 31
	2007	2006	2006
Regulatory liabilities
Regulatory retirement cost liability - current	$8.0	$8.0	$9.0
Regulatory retirement cost liability - noncurrent	687.5	676.7	642.5
Accrued gas costs	17.1	50.0	126.1
Regulatory income tax liability	53.0	53.8	40.5
Other	2.6	-	1.1
	$768.2	$788.5	$819.2

The current portion of the regulatory postretirement asset is classified in current other assets and all other regulatory assets are classified in noncurrent other assets. The current portion of the regulatory retirement cost liability is classified in current other liabilities. Regulatory liabilities - Other is classified in noncurrent other liabilities.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset. This regulatory asset is expected to be recovered from ratepayers over a period of approximately 10 to 15 years. The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the quarters ended March 31, 2007 and 2006 were $71.1 million and $71.4 million, respectively.

Income and other taxes. The company’s effective income tax rate of 34.7 percent for the quarter ended March 31, 2007 was essentially unchanged when compared to 35.1 percent for the corresponding prior-year period.

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

Mercury-related recoveries, net. Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.

Reclassifications. Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3.  NEW ACCOUNTING PRONOUNCEMENTS

Uncertain tax positions. The company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As of the date of adoption, the company recorded a cumulative effect adjustment that resulted in a decrease to retained earnings of $2.5 million. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized.

The company’s major tax jurisdictions include the United States and the State of Illinois with tax returns examined by the IRS and the IDR, respectively. As of January 1, 2007, the years that remain subject to examination by the IRS include years beginning after 2001, and the years that remain subject to examination by the IDR include years beginning after 2002.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority. The company’s liability for unrecognized tax benefits was approximately $1 million at January 1, 2007, of which approximately $1 million, if recognized, would impact the company’s effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2007. The company anticipates that it is reasonably possible that a change to its unrecognized tax benefits could occur within 12 months, potentially decreasing or increasing results of operations by up to $1 million.

The company records interest accrued related to unrecognized tax benefits in interest expense, and penalties, if any, are recorded in operating expense. At January 1, 2007, approximately $15 million was accrued for the payment of interest.

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

4.  SHORT-TERM DEBT

In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $80.0 million, $350.0 million and zero of commercial paper borrowings outstanding at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

The company believes it is in compliance with all debt covenants.

5.  ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $171.6 million, $158.9 million and $121.5 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2007, December 31, 2006 and March 31, 2006 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $518 million at March 31, 2007 and December 31, 2006 and $512 million at March 31, 2006.

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

	March 31	December 31	March 31
	2007	2006	2006

Current other assets	$3.3	$.3	$4.3
Noncurrent other assets	2.2	.1	.8
	$5.5	$.4	$5.1

Derivative instruments	$14.6	$48.0	$9.9
Noncurrent other liabilities	-	.7	.5
	$14.6	$48.7	$10.4

Nicor Gas maintains a margin account related to financial derivative transactions. At March 31, 2007, December 31, 2006 and March 31, 2006, the balance of this account was $17.5 million, $13.0 million and $20.4 million, respectively, and was reflected on the Condensed Consolidated Balance Sheets as Receivables.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
Three months ended March 31	2007	2006	2007	2006

Service cost	$2.3	$2.3	$.6	$.6
Interest cost	3.8	3.7	2.7	2.6
Expected return on plan assets	(9.0)	(8.7)	-	(.1)
Recognized net actuarial loss	-	.1	1.2	1.2
Amortization of prior service cost	.1	.1	-	-
Net periodic benefit cost (credit)	$(2.8)	$(2.5)	$4.5	$4.3

In the first quarter of 2007, the company received federal subsidies of $1.2 million under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The subsidy relates to the company’s 2006 retiree health care benefits and is comparable to the benefit assumed in the most recent actuarial valuation.

8.  COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended
	March 31
	2007	2006

Net income	$38.4	$30.2
Other comprehensive income, after tax	.6	-
Total comprehensive income	$39.0	$30.2

Net other comprehensive income consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

9.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC. For the three months ended March 31, 2007 and 2006, Nicor Gas had net charges to affiliates of $4.8 million and $5.5 million, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor. By virtue of making deposits or advances to Nicor, Nicor Gas is exposed to credit risk to the extent it is unable to secure the return of such deposits for any reason. Such deposits are due on demand. There are ICC regulations addressing the amount and circumstances in which Nicor Gas can deposit with the cash management pool or advance to Nicor. In addition, Nicor Gas may not extend cash advances to Nicor if Nicor Gas has any outstanding short-term borrowings. Nicor Gas’ practice also provides that the balance of cash deposits or advances from Nicor Gas to Nicor at any time shall not exceed the unused balance of funds actually available to Nicor under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties. Nicor Gas’ positive cash deposits, if any, may be applied by Nicor to offset negative balances of other Nicor subsidiaries and vice versa.

Nicor Gas had deposits in the Nicor cash management pool, due on demand from Nicor, of zero at March 31, 2007 and December 31, 2006, and $35 million at March 31, 2006, due primarily to the seasonal cash requirements of the business. Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment. There was no interest income for the quarter ended March 31, 2007, and interest income for the quarter ended March 31, 2006, was insignificant.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the three months ended March 31, 2007 and 2006, Nicor Gas recorded revenues of $29.2 million and $40.5 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers. As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for inventory imbalance charges, delivery charges, administrative charges and applicable taxes. Nicor Gas recorded net revenues of $0.5 million from Nicor Advanced Energy for the three months ended March 31, 2007. Net revenues from Nicor Advanced Energy were insignificant for the three months ended March 31, 2006.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchase of natural gas supplies. Such transactions are governed by terms of an ICC order. For the three months ended March 31, 2007 and 2006, net charges from Nicor Enerchange were $4.9 million and $21.1 million, respectively. Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC. Charges from Nicor Enerchange were $0.2 for the three months ended March 31, 2007 and 2006.

Horizon Pipeline, L.L.C., a 50-percent-owned joint venture of Nicor that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $2.6 million in each of the quarters ended March 31, 2007 and 2006, for natural gas transportation under rates that have been accepted by the FERC.

EN Engineering L.L.C., a 50-percent-owned joint venture of Nicor that provides engineering and consulting services, charged Nicor Gas $1.0 million and $0.9 million for engineering and corrosion services rendered for the three months ended March 31, 2007 and 2006, respectively.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

10.  GUARANTEES AND INDEMNITIES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar cleanup, as discussed in Note 11 - Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. In addition, interest due to the company as of March 31, 2007 of $1.6 million on certain components of these amounts has not been recognized in the financial statements due to the same uncertainties. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan. In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the Administrative Law Judges issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007. In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million as of March 31, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2007.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified the company that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. In July 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC will be parties and the SEC commissioners approved the settlement in March 2007. Under the terms of the settlement, Nicor will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. Nicor neither admits nor denies any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow. Those funds are expected to be released upon entry of a final judgment by a federal court approving the settlement. Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter. As the settlement is between Nicor and the SEC, Nicor Gas has not recorded a liability associated with the outcome of the SEC matter. In December 2006, the U.S. Attorney advised that it is closing its separate inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters. The reduction was attributable primarily to the favorable settlement during the quarter of certain lawsuits that had been pending against Nicor Gas. As of March 31, 2007, Nicor Gas had remaining an estimated liability of $3.4 million related to inspection, clean-up and legal defense costs. This represents management’s best estimate of future costs based on an evaluation of currently available information. Actual costs may vary from this estimate.

Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators. Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company. When received, these recoveries are recorded as a reduction to operating expense. Nicor Gas received approximately $3.8 million, net of legal fees, from an independent contractor in the first quarter of 2006. In 2004, the Circuit Court of Cook County, Illinois entered judgment in favor of Nicor and Nicor Gas and against various insurers in the amount of $10.2 million with respect to one of Nicor’s and Nicor Gas’ mercury-related insurance claims. The insurers filed an appeal of the judgment. In 2005, the First District Appellate Court reversed the Circuit Court’s judgment in favor of Nicor and Nicor Gas and remanded the case to the Circuit Court for proceedings consistent with the Appellate Court’s decision. In November 2006, the Illinois Supreme Court upheld the decision of the Appellate Court and remanded the case to the trial court. In the first quarter of 2007, an agreement to settle this matter was reached with the lead insurers resulting in an additional net insurance recovery of approximately $0.7 million.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. The ultimate outcome of this arbitration is not presently determinable. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of March 31, 2007, the company had recorded a liability in connection with these matters of $17.8 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Since then, additional lawsuits have been filed related to this same former manufactured gas plant site. These lawsuits seek, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages. An agreement in principle to settle the purported class action lawsuit has been reached and, as of March 31, 2007, the company has a $2.3 million liability recorded in connection with this matter. The proposed class action settlement was approved by the trial court. An appeal was filed by one objector. In March 2007, the company reached an agreement in principle to settle the objector’s claim. In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review. Management cannot predict the outcome of certain other pending lawsuits relating to the Oak Park site or the company’s potential exposure thereto and has not recorded a liability associated with those other pending matters.

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

Other. In addition to the matters set forth above, the company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters. Although unable to determine the ultimate outcome of these other contingencies, management believes that these amounts are appropriately reflected in the financial statements, including the recording of appropriate liabilities when reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor Gas 2006 Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas’ results as reported for the first quarter of 2007 and 2006 (in millions):

	Three months ended
	March 31
	2007	2006

Operating income	$51.1	$42.7

Net income	$38.4	$30.2

Net income increased $8.2 million in the first quarter of 2007 when compared to the prior-year period due primarily to the positive effects of higher margin ($6.2 million pretax increase), higher mercury-related recoveries ($4.2 million pretax increase) and lower operating and maintenance expenses ($2.9 million pretax decrease), which were partially offset by higher depreciation expense ($1.4 million pretax increase).

Rate proceeding. In the fourth quarter of 2005, Nicor Gas implemented a $54.2 million base rate increase. In March 2006, the ICC issued a rehearing order reducing the annual net rate increase to $49.7 million. Rate changes resulting from the rehearing order were prospective and went into effect on April 11, 2006. Because the orders shift certain items between base rates and Nicor Gas’ PGA rider, the company estimated that the annual net revenue increase resulting from implementing the rehearing order received in March 2006 is about $30.2 million (reduced from $34.7 million in the original order implemented in the fourth quarter of 2005).

Operating revenues. Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the first quarter of 2007 compared to the prior-year period, revenues were essentially unchanged. Operating revenues were primarily impacted by lower natural gas costs (approximately $220 million decrease), the impact of colder weather (approximately $155 million increase) and higher demand unrelated to weather (approximately $75 million increase).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended
	March 31
	2007	2006

Revenues	$1,208.4	$1,210.8
Cost of gas	(948.4)	(956.7)
Revenue tax expense	(71.1)	(71.4)
Margin	$188.9	$182.7

Margin increased $6.2 million in the first quarter of 2007 compared with the corresponding prior-year period due primarily to colder weather than in 2006 (approximately $10 million increase) and higher demand unrelated to weather (approximately $7 million increase), partially offset by lower average distribution rates (approximately $7 million decrease which included the negative impact of approximately $2 million attributable to the ICC’s rate order rehearing decision that went into effect in April 2006) and the impact of customer interest (approximately $4 million decrease).

Operating and maintenance expense. Operating and maintenance expense decreased $2.9 million to $79.4 million in the first quarter of 2007 from $82.3 million in the prior-year period due to lower company use gas and storage-related gas costs ($7.4 million decrease) attributable largely to lower natural gas prices, partially offset by higher payroll and benefit-related costs ($2.7 million increase) and bad debt expense ($1.2 million increase).

Mercury-related recoveries, net. Mercury-related recoveries, net reflect estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program. Net mercury-related recoveries were $8.0 million for the first quarter of 2007 and $3.8 million for the corresponding prior-year period. The first quarter 2007 net recoveries reflect a $7.2 million reserve adjustment and $0.8 million in cost recoveries. The first quarter 2006 net recovery resulted from a settlement reached with an independent contractor of Nicor Gas. Additional information about the company’s mercury inspection and repair program is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 11 - Contingencies - Mercury.

Income tax expense. The company’s effective income tax rate of 34.7 percent for the quarter ended March 31, 2007 was essentially unchanged when compared to 35.1 percent for the corresponding prior-year period.

Interest expense. Interest expense of $13.1 million in the first quarter of 2007 increased $0.3 million over the prior-year period due to higher estimated interest on income tax matters ($0.6 million increase) and lower capitalized interest ($0.3 million decrease). These factors were partially offset by lower average commercial paper borrowings ($0.7 million decrease).

Nicor Gas Company
Operating Statistics

	Three months ended
	March 31
	2007	2006
Operating revenues (millions)
Sales
Residential	$835.2	$852.9
Commercial	193.3	199.6
Industrial	22.7	25.1
	1,051.2	1,077.6
Transportation
Residential	12.3	9.3
Commercial	30.8	25.2
Industrial	12.4	10.0
Other	7.9	.4
	63.4	44.9
Other revenues
Revenue taxes	72.3	72.6
Environmental cost recovery	5.5	5.1
Chicago Hub	7.5	2.5
Other	8.5	8.1
	93.8	88.3
	$1,208.4	$1,210.8
Deliveries (Bcf)
Sales
Residential	99.5	83.0
Commercial	23.0	19.0
Industrial	2.8	2.5
	125.3	104.5
Transportation
Residential	9.7	7.3
Commercial	37.1	33.8
Industrial	32.9	30.7
	79.7	71.8
	205.0	176.3
Customers at end of period (thousands) (1)
Sales
Residential	1,810	1,812
Commercial	126	124
Industrial	7	7
	1,943	1,943
Transportation
Residential	167	153
Commercial	56	58
Industrial	6	6
	229	217
	2,172	2,160
Other statistics
Degree days	3,018	2,657
Colder (warmer) than normal (2)	1%	(11)%
Average gas cost per Mcf sold	$7.46	$9.12

(1) The company redefined the customer count methodology in April 2006 in conjunction with its new customer care and billing system.

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

Net cash flow provided from operating activities decreased $252.8 million to $316.7 million in the 2007 first quarter from $569.5 million in the prior-year period. The decrease is primarily due to the impact of natural gas prices and weather on working capital.

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

Investing activities. Net cash flows used for investing activities decreased $37.9 million to $34.5 million for the three-month period ended March 31, 2007 compared to $72.4 million in the prior-year period. This decrease largely reflects a lower level of deposits in the Nicor cash management pool.

Financing activities. The current credit ratings for Nicor Gas have not changed since the filing of the December 31, 2006 Annual Report on Form 10-K.

Short-term debt. In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2007, to replace the $400 million, 210-day seasonal revolver, which expired in April 2006. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $80.0 million, $350.0 million and zero commercial paper borrowings outstanding at March 31, 2007, December 31, 2006 and March 31, 2006. As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish during the second half of 2007. The company believes it is in compliance with all debt covenants. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. In addition, interest due to the company as of March 31, 2007 of $1.6 million on certain components of these amounts has not been recognized in the financial statements due to the same uncertainties. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan. In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the Administrative Law Judges issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007. In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million as of March 31, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2007.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified the company that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. In July, 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC will be parties and the SEC commissioners approved the settlement in March 2007. Under the terms of the settlement, Nicor will be subject to disgorgement of one dollar, a monetary fine of $10 million and an injunction. Nicor neither admits nor denies any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow. Those funds are expected to be release upon entry of a final judgment by a federal court approving the settlement. Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter. As the settlement is between Nicor and the SEC, Nicor Gas has not recorded a liability associated with the outcome of the SEC matter. In December 2006, the U.S. Attorney advised that it is closing its separate inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

Mercury. Information about mercury contingencies is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 11 - Contingencies - Mercury.

Manufactured gas plant sites. The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites. Additional information about these sites is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 11 - Contingencies - Manufactured Gas Plant Sites.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters. See Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 3 - New Accounting Pronouncements - Uncertain tax positions and Note 11 - Contingencies.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in Nicor Gas’ 2006 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and SFAS No. 157, Fair Value Measurements. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 3 - New Accounting Pronouncements.

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

There has been no material change in the company's exposure to market risk since the filing of the 2006 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 11 - Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors

The company has disclosed the most significant factors that can impact year-to-year comparisons and may affect the future performance of the company’s businesses in the company’s 2006 Annual Report on Form 10-K. On a quarterly basis, the company reviews these risks and makes updates as appropriate. The following is an additional factor based upon that review.

Changes in taxation could adversely affect the company’s results of operations, cash flows and financial condition.

Various state tax and fee increases are being considered in states in which the company operates. The company cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by the state legislatures or regulatory bodies. New taxes or an increase in tax rates would increase tax expense and could have a negative impact on the company’s results of operations, cash flows and financial condition.

Item 6.  Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006. (File No. 1-7296, Form 10-Q for June 30, 2006, Exhibit 3.01.)

3.02	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

10.01		2007 Nicor Gas Annual Incentive Compensation Plan for Officers.

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

*
These exhibits have been previously filed with the SEC as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Gas Company

May 1, 2007	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)