Form 10-Q
period 2007-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2007-07-31
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

FIN. FASB Interpretation.

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

PCB. Polychlorinated Biphenyls.

PGA. Nicor Gas’ Purchased Gas Adjustment.

SEC. The United States Securities and Exchange Commission.

SFAS. Statement of Financial Accounting Standard.

U.S. United States of America.

ii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Operating revenues (includes revenue taxes
of $28.9, $26.0, $101.2 and $98.6, respectively)	$431.4	$338.1	$1,639.8	$1,548.9

Operating expenses
Cost of gas	281.6	194.1	1,230.0	1,150.8
Operating and maintenance	61.7	60.5	141.1	142.8
Depreciation	41.5	40.1	83.0	80.2
Taxes, other than income taxes	33.3	29.4	109.1	106.2
Income tax expense	1.1	.5	21.3	16.5
Mercury-related costs (recoveries), net	-	.2	(8.0)	(3.6)
	419.2	324.8	1,576.5	1,492.9

Operating income	12.2	13.3	63.3	56.0

Other income (expense), net
Property sale gains	.8	2.5	.8	2.6
Interest income	2.5	3.2	3.4	3.9
Other expense, net	-	(.1)	(.3)	(.3)
Income tax expense on other income	(1.3)	(2.3)	(1.5)	(2.6)
	2.0	3.3	2.4	3.6

Interest expense
Interest on debt, net of amounts capitalized	8.2	8.1	19.0	19.3
Other	1.2	.3	3.5	1.9
	9.4	8.4	22.5	21.2

Net income	$4.8	$8.2	$43.2	$38.4

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Six months ended
	June 30
	2007	2006
Operating activities
Net income	$43.2	$38.4
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	83.0	80.2
Deferred income tax benefit	(4.5)	(31.8)
Gain on sale of property, plant and equipment	(.8)	(2.6)
Changes in assets and liabilities:
Receivables, less allowances	190.8	479.1
Gas in storage	146.1	213.7
Accrued gas costs	(43.9)	(56.6)
Prepaid pension costs	(5.9)	(4.9)
Other assets	(4.0)	22.9
Accounts payable	(33.8)	(197.3)
Temporary LIFO inventory liquidation	263.0	243.0
Other liabilities	(35.0)	(.5)
Other items	(.1)	(5.6)
Net cash flow provided from operating activities	598.1	778.0

Investing activities
Additions to property, plant & equipment	(69.5)	(74.6)
Increase in balance in Nicor cash management pool	(26.0)	(136.0)
Net proceeds from sale of property, plant and equipment	-	2.8
Other investing activities	1.7	3.7
Net cash flow used for investing activities	(93.8)	(204.1)

Financing activities
Disbursements to retire long-term obligations	-	(.5)
Net repayments of commercial paper with maturities
of 90 days or less	(350.0)	(490.0)
Dividends paid	(38.1)	(23.0)
Net cash flow used for financing activities	(388.1)	(513.5)

Net increase in cash and cash equivalents	116.2	60.4

Cash and cash equivalents, beginning of period	1.7	10.2

Cash and cash equivalents, end of period	$117.9	$70.6

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	June 30	December 31	June 30
	2007	2006	2006
Assets

Gas distribution plant, at cost	$4,205.6	$4,157.1	$4,087.7
Less accumulated depreciation	1,618.0	1,576.4	1,537.4
Gas distribution plant, net	2,587.6	2,580.7	2,550.3

Current assets
Cash and cash equivalents	117.9	1.7	70.6
Deposits in Nicor cash management pool	26.0	-	136.0
Receivables, less allowances of $32.4,
$30.9 and $38.4, respectively	296.0	457.1	285.2
Receivables - affiliates	6.5	36.2	7.2
Gas in storage, at LIFO cost	6.9	153.0	7.3
Deferred income taxes	25.5	25.1	4.7
Other	32.1	26.6	33.5
Total current assets	510.9	699.7	544.5

Pension benefits	166.9	161.0	192.5
Other assets	149.5	151.1	45.9

Total assets	$3,414.9	$3,592.5	$3,333.2

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$497.6	$497.5	$447.3
Mandatorily redeemable preferred stock	3.1	3.6	3.6
Total long-term obligations	500.7	501.1	450.9

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	495.8	480.3	497.2
Accumulated other comprehensive loss, net	(2.8)	(3.2)	(.3)
Total common equity	677.3	661.4	681.2
Total capitalization	1,179.4	1,163.9	1,133.5

Current liabilities
Long-term obligations due within one year	.5	.5	50.5
Short-term debt	-	350.0	-
Accounts payable	432.7	466.5	346.4
Temporary LIFO inventory liquidation	263.0	-	243.0
Accrued gas costs	6.1	50.0	166.7
Deferred income taxes	-	-	1.2
Derivative instruments	25.8	51.1	23.6
Dividends payable	-	13.0	-
Other	64.0	64.9	39.5
Total current liabilities	792.1	996.0	870.9

Deferred credits and other liabilities
Regulatory retirement cost liability	698.4	676.7	652.2
Deferred income taxes	277.7	281.7	293.9
Health care and other postretirement benefits	183.3	181.6	104.7
Asset retirement obligation	172.9	169.0	167.2
Regulatory income tax liability	52.2	53.8	39.6
Unamortized investment tax credits	28.6	29.6	30.7
Other	30.3	40.2	40.5
Total deferred credits and other liabilities	1,443.4	1,432.6	1,328.8

Commitments and contingencies

Total capitalization and liabilities	$3,414.9	$3,592.5	$3,333.2

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

Regulatory assets and liabilities. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which allows Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC. Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates. If all or a portion of Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.

The company had regulatory assets and liabilities as follows (in millions):

	June 30	December 31	June 30
	2007	2006	2006
Regulatory assets
Regulatory postretirement asset - current	$8.8	$8.8	$-
Regulatory postretirement asset - noncurrent	102.2	104.7	-
Deferred environmental costs	11.7	16.0	13.0
Unamortized losses on reacquired debt	17.0	17.6	18.2
Deferred rate case costs	2.8	3.0	3.2
Other	1.4	1.0	2.5
	$143.9	$151.1	$36.9

	June 30	December 31	June 30
	2007	2006	2006
Regulatory liabilities
Regulatory retirement cost liability - current	$8.0	$8.0	$9.0
Regulatory retirement cost liability - noncurrent	698.4	676.7	652.2
Accrued gas costs	6.1	50.0	166.7
Regulatory income tax liability	52.2	53.8	39.6
Other	-	-	.1
	$764.7	$788.5	$867.6

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

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and six months ended June 30, 2007 were $28.5 million and $99.6 million, respectively, and $25.0 million and $96.4 million, respectively, for the same periods ending June 30, 2006.

Income and other taxes. The effective income tax rate for the quarter ended June 30, 2007 increased to 32.9 percent from 25.6 percent for the quarter ended June 30, 2006. For the six months ended June 30, 2007, the effective income tax rate increased to 34.5 percent from 33.3 percent for the prior-year period. The second quarter change in the effective income tax rate is primarily due to the absence of 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business). These quarterly effective income tax rates compared to the year-to-date effective income tax rates reflect changes to forecasted annual income in the second quarter of each year. Such changes are not significant for the year-to-date periods, but they have a disproportionate impact on the second quarter effective income tax rate as the income before income taxes is relatively low.

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

Mercury-related costs (recoveries), net. Mercury-related costs (recoveries), net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.

Reclassifications. Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3.   NEW ACCOUNTING PRONOUNCEMENTS

Uncertain tax positions. The company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As of the date of adoption, the company recorded a cumulative effect adjustment that resulted in a decrease to retained earnings of $2.5 million. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria are required to be derecognized.

The company’s major tax jurisdictions include the United States and the State of Illinois with tax returns examined by the IRS and the IDR, respectively. As of January 1, 2007, the years that remain subject to examination by the IRS include years beginning after 2001, and the years that remain subject to examination by the IDR include years beginning after 2002.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority. The company’s liability for unrecognized tax benefits was approximately $1 million at January 1, 2007, of which approximately $1 million, if recognized, would impact the company’s effective tax rate. There have been no significant changes to these amounts during the three and six-month periods ended June 30, 2007. The company anticipates that it is reasonably possible that a change to its unrecognized tax benefits could occur within 12 months, potentially decreasing or increasing its unrecognized tax benefit by approximately $1 million.

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

Offsetting of amounts related to certain contracts. In April 2007, FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts, was issued. This FSP amends FIN 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Also, this FSP provides guidance on whether the receivable or liability recognized upon payment or receipt of cash collateral in a master netting agreement must be offset against fair value amounts recognized for contracts that have been offset in the same master netting agreement. This FSP is effective for Nicor Gas no later than January 1, 2008 and is expected to be adopted retrospectively at that time. The company is currently evaluating the FSP and the impact it may have on the company’s financial condition and related disclosures.

4.   SHORT-TERM DEBT

In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expired in May 2007. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had no commercial paper borrowings outstanding at June 30, 2007 and 2006. The company had $350 million of commercial paper borrowings outstanding at December 31, 2006.

The company believes it is in compliance with all debt covenants.

5.   ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $59.9 million, $158.9 million and $45.9 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2007, December 31, 2006 and June 30, 2006 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $505 million, $518 million and $503 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

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

	June 30	December 31	June 30
	2007	2006	2006

Current other assets	$4.6	$.3	$5.0
Noncurrent other assets	.6	.1	.1
	$5.2	$.4	$5.1

Derivative instruments	$20.9	$48.0	$20.7
Noncurrent other liabilities	.8	.7	2.8
	$21.7	$48.7	$23.5

Nicor Gas maintains a margin account related to financial derivative transactions. At June 30, 2007, December 31, 2006 and June 30, 2006, the balance of this account was $22.5 million, $13.0 million and $21.7 million, respectively, and was reflected on the Condensed Consolidated Balance Sheets as Receivables.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
Three months ended June 30	2007	2006	2007	2006

Service cost	$2.3	$2.4	$.6	$.6
Interest cost	3.8	3.7	2.7	2.6
Expected return on plan assets	(9.0)	(8.7)	-	-
Recognized net actuarial loss	-	-	1.2	1.2
Amortization of prior service cost	.1	.2	-	-
Net periodic benefit cost (credit)	$(2.8)	$(2.4)	$4.5	$4.4

Six months ended June 30

Service cost	$4.6	$4.7	$1.2	$1.2
Interest cost	7.5	7.4	5.4	5.2
Expected return on plan assets	(18.0)	(17.4)	-	(.1)
Recognized net actuarial loss	-	.1	2.3	2.4
Amortization of prior service cost	.3	.3	-	-
Net periodic benefit cost (credit)	$(5.6)	$(4.9)	$8.9	$8.7

In the first quarter of 2007, the company received a federal subsidy of $1.2 million under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The subsidy relates to the company’s 2006 retiree health care benefits and is comparable to the benefit assumed in the most recent actuarial valuation.

8.   COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income (loss) and is as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Net income	$4.8	$8.2	$43.2	$38.4
Other comprehensive income (loss), after tax	(.2)	-	.4	-
Total comprehensive income	$4.6	$8.2	$43.6	$38.4

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

9.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC. For the three and six months ended June 30, 2007, Nicor Gas had net charges to affiliates of $1.8 million and $6.6 million, respectively. For the three and six months ended June 30, 2006, Nicor Gas had net charges to affiliates of $1.7 million and $7.4 million, respectively.

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

Nicor Gas had deposits in the Nicor cash management pool, due on demand from Nicor, of $26.0 million, zero and $136.0 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively, due primarily to the seasonal cash requirements of the business. Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment. For the three and six months ended June 30, 2007, Nicor Gas recorded interest income of $0.3 million from these deposits. For the three and six months ended June 30, 2006, interest income was $1.5 million.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the three and six months ended June 30, 2007,

Nicor Gas recorded revenues of $12.9 million and $42.1 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers. For the three and six months ended June 30, 2006, such revenues were $12.9 million and $53.4 million, respectively.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers. As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for inventory imbalance charges, delivery charges, administrative charges and applicable taxes. Nicor Gas recorded net revenues of $0.1 million and $0.6 million from Nicor Advanced Energy for the three and six months ended June 30, 2007. Net revenues from Nicor Advanced Energy were $0.1 million for the three and six months ended June 30, 2006.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest. Such transactions are governed by terms of an ICC order. For the three and six months ended June 30, 2007, net charges from Nicor Enerchange were $6.8 million and $11.7 million, respectively. For the three and six months ended June 30, 2006, net charges from Nicor Enerchange were $2.8 million and $23.9 million, respectively. Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC. For the three and six months ended June 30, 2007, charges from Nicor Enerchange were $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2006, charges from Nicor Enerchange for administration of the Chicago Hub were $0.3 million and $0.5 million, respectively.

Horizon Pipeline, L.L.C., a 50-percent-owned joint venture of Nicor that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $2.6 million and $5.2 million for the three and six months ended June 30, 2007, respectively, for natural gas transportation under rates that have been accepted by the FERC. For the three and six months ended June 30, 2006, Horizon Pipeline charged Nicor Gas $2.6 million and $5.2 million, respectively.

EN Engineering L.L.C., a 50-percent-owned joint venture of Nicor that provides engineering and consulting services, charged Nicor Gas $1.1 million and $2.1 million for engineering and corrosion services rendered for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, Nicor Gas was charged $0.9 million and $1.8 million, respectively, for these services.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. In addition, interest due to the company on certain components of these amounts has not been recognized in the financial statements due to the same uncertainties. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan. In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the Administrative Law Judges issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007. In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company as noted above of $1.6 million, as of March 31, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2007.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed the company that the SEC is conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. In July 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC would be parties. The SEC commissioners approved the settlement in March 2007 and a final judgment was entered by a federal court approving the settlement on April 30, 2007. Under the terms of the settlement, Nicor was required to disgorge one dollar and pay a monetary fine of $10 million and is subject to an injunction prohibiting violations of certain provisions of the federal securities laws. Nicor neither admits nor denies any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow. Those funds were released following entry of the federal court judgment approving the settlement. Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter. As the settlement is between Nicor and the SEC, Nicor Gas did not record a liability associated with the outcome of the SEC matter. In December 2006, the U.S. Attorney advised that it was closing its separate inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters. The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas. As of June 30, 2007, Nicor Gas had remaining an estimated liability of $3.1 million related to inspection, clean-up and legal defense costs. This represents management’s best estimate of future costs based on an evaluation of currently available information. Actual costs may vary from this estimate.

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

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800’s and early to mid 1900’s to produce manufactured gas from coal, creating a coal tar byproduct. Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. On July 24, 2007, Nicor Gas and ComEd entered into an agreement in principle concerning final cost allocations. The agreement in principle provides for final cost sharing that would have the effects of preserving the equal sharing with respect to mutually agreed clean up costs incurred to date under the interim agreement and of allocating to Nicor Gas 51.73 percent of future clean up costs for twenty four sites and no portion of the future clean up costs for fourteen other sites. The agreement in principle is subject, among other things, to negotiation of a definitive agreement and approval of that definitive agreement by the ICC. The matter currently is stayed pursuant to the panel’s order and is expected to be stayed pending the negotiation and ICC review of the definitive agreement. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of June 30, 2007, the company had recorded a liability in connection with these matters of $17.0 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the cleanup of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Additional lawsuits were later filed related to this same former manufactured gas plant site. These lawsuits have sought, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages. An agreement in principle to settle the purported class action was reached in the first quarter of 2006 at which time a $2.3 million reserve for this matter was recorded by the company. The settlement was approved by the trial court and the lawsuit was dismissed during the second quarter of 2007. Under the settlement, the company made a payment of $2.2 million which was charged against the previously established reserve. In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review. Management cannot predict the outcome of certain other pending lawsuits relating to the Oak Park site or the company’s potential exposure thereto, if any, and has not recorded a liability associated with those other pending matters.

In April 2002, Nicor Gas was named as a defendant, together with ComEd, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the “MWRDGC”) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto, if any, and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company’s financial condition or results of operations.

PCBs. In June 2007, Nicor Gas notified the United States Environmental Protection Agency (“USEPA”) of the discovery by Nicor Gas of PCBs at four homes in Park Ridge, Illinois. Nicor Gas has cleaned up the PCBs at these four homes. On July 13, 2007, the USEPA issued a subpoena to Nicor Gas pursuant to Section 11 of the Toxic Substances Control Act. In the subpoena, the USEPA indicated that it was investigating Nicor Gas’ identification of PCB-contaminated liquids in its distribution system. The subpoena seeks documents related to Nicor Gas’ pipeline liquids and the extent and location of PCBs contained therein.  The Illinois Attorney General made a similar request for information from Nicor Gas. Nicor Gas is providing responsive documentation to the USEPA and the Illinois Attorney General as requested, including information about the presence of PCBs in its system. Nicor Gas also is sample testing additional customer locations. While Nicor is unable to predict the outcome of these inquiries or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of this matter is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas’ results as reported for the three and six-month periods ended June 30, 2007 and 2006 (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Operating income	$12.2	$13.3	$63.3	$56.0

Net income	$4.8	$8.2	$43.2	$38.4

Net income decreased $3.4 million in the second quarter of 2007 when compared to the prior-year period due primarily to the negative impact of lower gains on property sales ($1.7 million pretax decrease), higher operating and maintenance expense ($1.2 million pretax increase) and higher depreciation expense ($1.4 million pretax increase), partially offset by higher margin ($2.3 million pretax increase). Year-to-date 2007 net income increased $4.8 million when compared to the prior-year period due to the positive impact of higher margin ($8.5 million pretax increase), higher mercury-related recoveries ($4.4 million pretax increase) and lower operating and maintenance expense ($1.7 million pretax decrease), partially offset by higher depreciation expense ($2.8 million pretax increase) and lower gains on property sales ($1.8 million pretax decrease).

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

Operating revenues. Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the second quarter of 2007 compared to the prior-year period, revenues increased $93.3 million. Operating revenues were impacted by higher natural gas costs (approximately $75 million increase) and colder weather than 2006 (approximately $30 million increase). For the six months ended June 30, 2007 compared to the prior-year period, operating revenues increased $90.9 million. Operating revenues were impacted by colder weather than 2006 (approximately $185 million increase) and higher demand unrelated to weather (approximately $55 million increase), partially offset by lower natural gas prices (approximately $135 million decrease).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Revenues	$431.4	$338.1	$1,639.8	$1,548.9
Cost of gas	(281.6)	(194.1)	(1,230.0)	(1,150.8)
Revenue tax expense	(28.5)	(25.0)	(99.6)	(96.4)
Margin	$121.3	$119.0	$310.2	$301.7

Margin increased $2.3 million in the second quarter of 2007 compared with the corresponding prior-year period due to colder weather than in 2006 (approximately $2 million increase). Year-to-date 2007 margin increased $8.5 million compared with the corresponding prior-year period due primarily to colder weather than in 2006 (approximately $12 million increase) and higher demand unrelated to weather (approximately $7 million increase), partially offset by lower average distribution rates (approximately $7 million decrease which included the negative impact of approximately $2 million attributable to the ICC’s rate order rehearing decision that went into effect in April 2006) and the impact of customer interest (approximately $5 million decrease).

Operating and maintenance expense. Operating and maintenance expense increased $1.2 million to $61.7 million in the second quarter of 2007 from $60.5 million in the prior-year period due to higher bad debt expense ($3.4 million increase). Year-to-date operating and maintenance expense decreased $1.7 million to $141.1 million from $142.8 million in the prior-year period due to lower company use gas and storage-related gas costs ($8.4 million decrease) attributable largely to lower natural gas prices, partially offset by higher bad debt expense ($4.6 million increase) and higher payroll and benefit-related costs ($2.1 million increase).

Mercury-related costs (recoveries), net. Mercury-related costs (recoveries), net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program. Year-to-date 2007 mercury-related recoveries reflect a $7.2 million reserve adjustment and $0.8 million in cost recoveries recorded during the first quarter of 2007. During the first quarter of 2006, a mercury-related recovery of $3.8 million was realized. Additional information about the company’s mercury inspection and repair program is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 11 - Contingencies - Mercury.

Property sale gains. Property sale gains vary from year-to-year depending upon property sales activity. The company realized pretax gains on sales of property of $0.8 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively. Substantially all of these gains were recognized in the second quarter for both years. The company continues to assess its ownership of certain real estate holdings.

Income tax expense. The effective income tax rate for the quarter ended June 30, 2007 increased to 32.9 percent from 25.6 percent for the quarter ended June 30, 2006. For the six months ended June 30, 2007, the effective income tax rate increased to 34.5 percent from 33.3 percent for the prior-year period. The second quarter change in the effective income tax rate is primarily due to the absence of 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business). These quarterly effective income tax rates compared to the year-to-date effective income tax rates reflect changes to forecasted annual income in the second quarter of each year. Such changes are not significant for the year-to-date periods, but they have a disproportionate impact on the second quarter effective income tax rate as the income before income taxes is relatively low.

Interest expense. Interest expense increased $1.0 million and $1.3 million for the three and six-month periods ended June 30, 2007, respectively, over the corresponding prior-year periods due primarily to higher estimated interest on income tax matters ($0.9 million and $1.5 million increases, respectively).

Nicor Gas Company
Operating Statistics

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Operating revenues (millions)
Sales
Residential	$281.0	$217.8	$1,116.2	$1,070.7
Commercial	74.2	45.8	267.5	245.4
Industrial	7.3	4.1	30.0	29.2
	362.5	267.7	1,413.7	1,345.3
Transportation
Residential	7.3	6.5	19.6	15.8
Commercial	11.6	16.7	42.4	41.9
Industrial	7.8	9.5	20.2	19.5
Other	1.5	.5	9.4	.9
	28.2	33.2	91.6	78.1
Other revenues
Revenue taxes	28.9	26.0	101.2	98.6
Environmental cost recovery	1.6	1.3	7.1	6.4
Chicago Hub	2.2	3.3	9.7	5.8
Other	8.0	6.6	16.5	14.7
	40.7	37.2	134.5	125.5
	$431.4	$338.1	$1,639.8	$1,548.9
Deliveries (Bcf)
Sales
Residential	24.8	24.7	124.3	107.7
Commercial	7.1	5.7	30.1	24.7
Industrial	.7	.5	3.5	3.0
	32.6	30.9	157.9	135.4
Transportation
Residential	2.4	2.2	12.1	9.5
Commercial	11.7	11.9	48.8	45.7
Industrial	23.7	24.0	56.6	54.7
	37.8	38.1	117.5	109.9
	70.4	69.0	275.4	245.3
Customers at end of period (thousands) (1)
Sales
Residential	1,799	1,804
Commercial	125	123
Industrial	7	7
	1,931	1,934
Transportation
Residential	169	153
Commercial	55	57
Industrial	6	6
	230	216
	2,161	2,150
Other statistics
Degree days	636	560	3,654	3,217
Warmer than normal (2)	(7)%	(18)%	(1)%	(13)%
Average gas cost per Mcf sold	$8.58	$6.22	$7.69	$8.46

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

Net cash flow provided from operating activities decreased $179.9 million to $598.1 million in the first six months of 2007 from $778.0 million in the prior-year period. The decrease is primarily due to the impact of natural gas prices and weather on working capital.

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

Investing activities. Net cash flows used for investing activities decreased $110.3 million to $93.8 million for the six-month period ended June 30, 2007 compared to $204.1 million in the prior-year period. This decrease largely reflects a lower level of deposits in the Nicor cash management pool.

Financing activities. In June 2007, Fitch revised Nicor Gas’ short-term commercial paper rating to “F1” from “F1+”. The revision of Nicor Gas’ short term rating reflects a change by Fitch in its short-term ratings methodology. Per a Fitch press release dated June 28, 2007, “The short term rating revision does not reflect any change in the credit profile of Nicor Gas.” All other credit ratings for Nicor Gas have not changed since the filing of the December 31, 2006 Annual Report on Form 10-K.

Short-term debt. In October 2006, Nicor Gas established a $400 million, 210-day seasonal revolver, which expired in May 2007. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had no commercial paper borrowings outstanding at June 30, 2007 and 2006, and $350 million of commercial paper borrowing outstanding at December 31, 2006. As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish during the second half of 2007. The company believes it is in compliance with all debt covenants. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

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

In response, the Nicor Board of Directors directed the company’s management to, among other things, make appropriate adjustments to account for, and fully address, the adverse consequences to ratepayers of the items noted in the Report, and conduct a detailed study of the adequacy of internal accounting and regulatory controls. The adjustments were made in prior years’ financial statements resulting in a $24.8 million liability. Included in such $24.8 million liability is a $4.1 million loss contingency. A $1.8 million adjustment to the previously recorded liability, which is discussed below, was made in 2004 increasing the recorded liability to $26.6 million. Nicor Gas estimates that there is $26.9 million due to the company from the 2002 PBR plan year, which has not been recognized in the financial statements due to uncertainties surrounding the PBR plan. In addition, interest due to the company on certain components of these amounts has not been recognized in the financial statements due to the same uncertainties. By the end of 2003, the company completed steps to correct the weaknesses and deficiencies identified in the detailed study of the adequacy of internal controls.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings. The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million. The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million. The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers. On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings. In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million. In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan. In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the Administrative Law Judges issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007. In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company as noted above of $1.6 million, as of March 31, 2007. No date has been set for evidentiary hearings on this matter.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2007.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed the company that the SEC was conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. In July 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC would be parties. The SEC commissioners approved the settlement in March 2007 and a final judgment was entered by a federal court approving the settlement on April 30, 2007. Under the terms of the settlement, Nicor was required to disgorge one dollar and pay a monetary fine of $10 million and is subject to an injunction prohibiting violations of certain provisions of the federal securities laws. Nicor neither admits nor denies any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow. Those funds were released following entry of the federal court judgment approving the settlement. Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter. As the settlement is between Nicor and the SEC, Nicor Gas did not record a liability associated with the outcome of the SEC matter. In December 2006, the U.S. Attorney advised that it was closing its separate inquiry and will not seek to prosecute the company or any individuals in connection with this matter.

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

PCBs. Information about PCB contingencies is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 11 - Contingencies - PCBs.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and SFAS No. 157, Fair Value Measurements. In 2007, the FASB issued FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 3 - New Accounting Pronouncements.

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

Other factors that could cause materially different results include, but are not limited to, weather conditions; natural disasters; natural gas prices; fair value accounting adjustments; inventory valuation; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; accidents, leaks, equipment failures, service interruptions, environmental pollution, and other operating risks; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-related charges or credits; changes in accounting principles, interpretations, methods, judgments or estimates; performance of major customers, transporters, suppliers and contractors; labor relations; and acts of terrorism.

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

Various state tax and fee increases may occur in states in which the company operates. The company cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by the state legislatures or regulatory bodies. New taxes or an increase in tax rates would increase tax expense and could have a negative impact on the company’s results of operations, cash flows and financial condition.

Item 6.         Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006. (File No. 1-7296, Form 10-Q for June 30, 2006, Exhibit 3.01.)

3.02	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

10.01		Nicor Gas Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008.

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

99.01		Memorandum of Understanding between Nicor Gas and Commonwealth Edison Company.

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

Nicor Gas Company

July 31, 2007	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)