Form 10-Q
period 2007-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2007-11-01
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

PCBs. Polychlorinated Biphenyls.

PGA. Nicor Gas’ Purchased Gas Adjustment.

SEC. The United States Securities and Exchange Commission.

SFAS. Statement of Financial Accounting Standards.

U.S. United States of America.

USEPA. United States Environmental Protection Agency.

ii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006

Operating revenues (includes revenue taxes
of $12.8, $12.9, $114.0 and $111.5, respectively)	$238.9	$226.7	$1,878.7	$1,775.6

Operating expenses
Cost of gas	118.4	108.0	1,348.4	1,258.8
Operating and maintenance	59.6	56.4	200.7	199.2
Depreciation	41.4	40.1	124.4	120.3
Taxes, other than income taxes	17.0	17.0	126.1	123.2
Income tax expense (benefit)	(2.9)	(2.0)	18.4	14.5
Mercury-related recoveries, net	-	-	(8.0)	(3.6)
	233.5	219.5	1,810.0	1,712.4

Operating income	5.4	7.2	68.7	63.2

Other income (expense), net
Property sale gains	1.2	.6	2.0	3.2
Interest income	1.2	2.1	4.6	6.0
Other expense, net	(.1)	-	(.4)	(.3)
Income tax expense on other income	(.9)	(1.2)	(2.4)	(3.8)
	1.4	1.5	3.8	5.1

Interest expense
Interest on debt, net of amounts capitalized	8.5	8.2	27.5	27.5
Other	1.1	2.1	4.6	4.0
	9.6	10.3	32.1	31.5

Net income (loss)	$(2.8)	$(1.6)	$40.4	$36.8

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Nine months ended
	September 30
	2007	2006
Operating activities
Net income	$40.4	$36.8
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	124.4	120.3
Deferred income tax expense (benefit)	3.2	(38.6)
Gain on sale of property, plant and equipment	(2.0)	(3.2)
Changes in assets and liabilities:
Receivables, less allowances	262.5	521.9
Gas in storage	(56.6)	39.0
Accrued gas costs	4.6	(114.4)
Pension benefits	(8.9)	(7.4)
Other assets	(7.2)	6.7
Accounts payable	28.5	(112.0)
Other liabilities	(45.2)	27.2
Other items	(1.3)	(4.9)
Net cash flow provided from operating activities	342.4	471.4

Investing activities
Additions to property, plant & equipment	(105.3)	(114.4)
Purchases of available-for-sale securities	(148.2)	-
Proceeds from the sales of available-for-sale securities	148.2	-
Net proceeds from sale of property, plant and equipment	1.2	3.4
Other investing activities	2.3	4.6
Net cash flow used for investing activities	(101.8)	(106.4)

Financing activities
Disbursements to retire long-term obligations	(.5)	(.5)
Net repayments of commercial paper with maturities
of 90 days or less	(188.0)	(339.0)
Dividends paid	(53.6)	(35.0)
Net cash flow used for financing activities	(242.1)	(374.5)

Net decrease in cash and cash equivalents	(1.5)	(9.5)

Cash and cash equivalents, beginning of period	1.7	10.2

Cash and cash equivalents, end of period	$.2	$.7

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	September 30	December 31	September 30
	2007	2006	2006
Assets

Gas distribution plant, at cost	$4,234.9	$4,157.1	$4,118.6
Less accumulated depreciation	1,638.0	1,576.4	1,557.5
Gas distribution plant, net	2,596.9	2,580.7	2,561.1

Current assets
Cash and cash equivalents	.2	1.7	.7
Receivables, less allowances of $31.7,
$30.9 and $32.4, respectively	224.2	457.1	241.9
Receivables - affiliates	6.6	36.2	7.7
Gas in storage, at LIFO cost	209.6	153.0	182.0
Deferred income taxes	24.2	25.1	14.6
Other	41.2	26.6	48.7
Total current assets	506.0	699.7	495.6

Pension benefits	169.9	161.0	195.0
Other assets	144.5	151.1	47.6

Total assets	$3,417.3	$3,592.5	$3,299.3

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$422.7	$497.5	$447.4
Mandatorily redeemable preferred stock	3.1	3.6	3.6
Total long-term obligations	425.8	501.1	451.0

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	462.0	480.3	471.4
Accumulated other comprehensive loss, net	(3.4)	(3.2)	(.2)
Total common equity	642.9	661.4	655.5
Total capitalization	1,070.1	1,163.9	1,107.9

Current liabilities
Long-term obligations due within one year	75.5	.5	50.5
Short-term debt	162.0	350.0	151.0
Accounts payable	495.0	466.5	431.7
Accrued gas costs	54.6	50.0	108.9
Derivative instruments	20.4	51.1	49.6
Dividends payable	15.5	13.0	12.0
Other	64.3	64.9	39.9
Total current liabilities	887.3	996.0	843.6

Deferred credits and other liabilities
Regulatory retirement cost liability	709.9	676.7	662.8
Deferred income taxes	284.6	281.7	299.1
Health care and other postretirement benefits	183.3	181.6	105.9
Asset retirement obligation	175.0	169.0	169.7
Regulatory income tax liability	51.4	53.8	38.7
Unamortized investment tax credits	28.1	29.6	30.2
Other	27.6	40.2	41.4
Total deferred credits and other liabilities	1,459.9	1,432.6	1,347.8

Commitments and contingencies

Total capitalization and liabilities	$3,417.3	$3,592.5	$3,299.3

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

At September 30, 2006, the company had an inventory decrement of approximately 5 Bcf which was not restored prior to year-end. The liquidated inventory was charged to cost of gas at a LIFO cost of $7.82 per Mcf. If the company had deemed the decrement to be temporary, it would have charged cost of gas for an estimate of the annual replacement cost, which was about $6.32 per Mcf. Applying LIFO cost in valuing the decrement, as opposed to the estimated annual replacement cost, had the effect of increasing the cost of gas distributed by $7.5 million as of September 30, 2006. However, since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, this difference had no impact on net income. There was no permanent inventory decrement as of September 30, 2007.

Regulatory assets and liabilities. Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois. As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which allows Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities. Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC. Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates. If Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.

The company had regulatory assets and liabilities as follows (in millions):

	September 30	December 31	September 30
	2007	2006	2006
Regulatory assets
Regulatory postretirement asset - current	$8.8	$8.8	$-
Regulatory postretirement asset - noncurrent	101.0	104.7	-
Deferred environmental costs	10.9	16.0	14.2
Unamortized losses on reacquired debt	16.8	17.6	17.9
Deferred rate case costs	2.7	3.0	3.1
Other	1.1	1.0	3.8
	$141.3	$151.1	$39.0

Regulatory liabilities
Regulatory retirement cost liability - current	$8.0	$8.0	$9.0
Regulatory retirement cost liability - noncurrent	709.9	676.7	662.8
Accrued gas costs	54.6	50.0	108.9
Regulatory income tax liability	51.4	53.8	38.7
Other	-	-	.1
	$823.9	$788.5	$819.5

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

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses. Revenue taxes included in operating expense for the three and nine months ended September 30, 2007 were $12.6 million and $112.2 million, respectively, and $12.6 million and $109.0 million, respectively, for the same periods ending September 30, 2006.

Income and other taxes. The effective income tax rate for the quarter ended September 30, 2007, increased to 41.3 percent from 35.2 percent for the quarter ended September 30, 2006. The higher quarterly rate for 2007 reflects changes to forecasted annual income. Such changes are not significant for the year-to-date period, but they have a disproportionate impact on the third quarter effective income tax rate as the income before taxes is relatively low. For the nine months ended September 30, 2007, the effective income tax rate increased to 34.0 percent from 33.2 percent for the prior-year period. The higher nine month rate for 2007 when compared to 2006 is due primarily to the absence of 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business).

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

3.   NEW ACCOUNTING PRONOUNCEMENTS

Uncertain tax positions. The company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As of the date of adoption, the company recorded a cumulative effect adjustment that resulted in a decrease to retained earnings of $2.5 million. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria are required to be derecognized.

The company’s major tax jurisdictions include the United States and the State of Illinois with tax returns examined by the IRS and the IDR, respectively. As of January 1, 2007, the years that remain subject to examination by the IRS include years beginning after 2001, and the years that remain subject to examination by the IDR include years beginning after 2002.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority. The company’s liability for unrecognized tax benefits was approximately $1 million at January 1, 2007, of which approximately $1 million, if recognized, would impact the company’s effective tax rate. There have been no significant changes to these amounts during the three and nine-month periods ended September 30, 2007. The company anticipates that it is reasonably possible that a change to its unrecognized tax benefits could occur within 12 months, potentially decreasing or increasing its unrecognized tax benefit by approximately $1 million.

The company records interest accrued related to unrecognized tax benefits in interest expense, and penalties, if any, are recorded in operating expense. Amounts accrued for the payment of interest totaled approximately $15 million and $20 million at January 1, 2007 and September 30, 2007, respectively.

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

4.   SHORT-TERM DEBT

In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $162 million, $350 million and $151 million of commercial paper borrowings outstanding at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

The company believes it is in compliance with all debt covenants.

5.   ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $56.4 million, $158.9 million and $52.4 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments. Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts. The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at September 30, 2007, December 31, 2006 and September 30, 2006 was $500 million. Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $508 million, $518 million and $515 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

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

	September 30	December 31	September 30
	2007	2006	2006

Current other assets	$5.1	$.3	$3.7
Noncurrent other assets	.1	.1	.1
	$5.2	$.4	$3.8

Derivative instruments	$16.9	$48.0	$47.1
Noncurrent other liabilities	.7	.7	3.6
	$17.6	$48.7	$50.7

Nicor Gas maintains a margin account related to financial derivative transactions. At September 30, 2007, December 31, 2006 and September 30, 2006, the balance of this account was $21.0 million, $13.0 million and $30.2 million, respectively, and was reflected on the Condensed Consolidated Balance Sheets as Receivables.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense. Net periodic benefit cost (credit) included the following components (in millions):

			Health care and
	Pension benefits		other benefits
	2007	2006	2007	2006
Three months ended September 30
Service cost	$2.2	$2.3	$.5	$.6
Interest cost	3.8	3.8	2.7	2.5
Expected return on plan assets	(9.0)	(8.8)	-	(.1)
Recognized net actuarial loss	-	.1	1.3	1.4
Amortization of prior service cost	.1	.1	(.1)	(.1)
Net periodic benefit cost (credit)	$(2.9)	$(2.5)	$4.4	$4.3

Nine months ended September 30
Service cost	$6.8	$7.0	$1.7	$1.8
Interest cost	11.3	11.2	8.1	7.7
Expected return on plan assets	(27.0)	(26.2)	-	(.2)
Recognized net actuarial loss	-	.2	3.6	3.8
Amortization of prior service cost	.4	.4	(.1)	(.1)
Net periodic benefit cost (credit)	$(8.5)	$(7.4)	$13.3	$13.0

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

8.   COMPREHENSIVE INCOME

Total comprehensive income, as defined by SFAS No. 130, Reporting Comprehensive Income, is equal to net income plus other comprehensive income and is as follows (in millions):

	Three months ended		Nine months ended
	September 30		September30
	2007	2006	2007	2006
Net income (loss)	$(2.8)	$(1.6)	$40.4	$36.8
Other comprehensive loss, after tax	(.6)	-	(.2)	-
Total comprehensive income (loss)	$(3.4)	$(1.6)	$40.2	$36.8

Other comprehensive loss consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

9.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services. The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public. In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads. Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC. For the three and nine months ended September 30, 2007, Nicor Gas had net charges to (from) affiliates of $(1.2) million and $5.4 million, respectively. For the three and nine months ended September 30, 2006, Nicor Gas had net charges to (from) affiliates of $(0.4) million and $7.0 million, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at September 30, 2007, December 31, 2006 and September 30, 2006, respectively, due primarily to the seasonal cash requirements of the business. Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment. For the three and nine months ended September 30, 2007, Nicor Gas recorded interest income of $0.1 million and $0.4 million from these deposits. For the three and nine months ended September 30, 2006, interest income was $0.8 million and $2.3 million, respectively.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill. Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers. For the three and nine months ended September 30, 2007, Nicor Gas recorded revenues of $4.8 million and $46.9 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers. For the three and nine months ended September 30, 2006, such revenues were $5.5 million and $58.9 million, respectively.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers. As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes, and may pay or receive inventory imbalance adjustments. Nicor Gas recorded margin of $(0.5) million and $0.1 million from Nicor Advanced Energy for the three and nine months ended September 30, 2007. Margin from Nicor Advanced Energy was $0.4 million and $0.5 million for the three and nine months ended September 30, 2006.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest. Such transactions are governed by terms of an ICC order. For the three and nine months ended September 30, 2007, net charges from Nicor Enerchange were $10.3 million and $22.0 million, respectively. For the three and nine months ended September 30, 2006, net charges from Nicor Enerchange were $4.2 million and $28.1 million, respectively. Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC. For the three and nine months ended September 30, 2007, charges from Nicor Enerchange were $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2006, charges from Nicor Enerchange for administration of the Chicago Hub were $0.3 million and $0.7 million, respectively.

Horizon Pipeline, L.L.C., a 50-percent-owned joint venture of Nicor that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $2.6 million and $7.8 million for the three and nine months ended September 30, 2007, respectively, for natural gas transportation under rates that have been accepted by the FERC. For the three and nine months ended September 30, 2006, Horizon Pipeline charged Nicor Gas $2.6 million and $7.8 million, respectively.

EN Engineering L.L.C., a 50-percent-owned joint venture of Nicor that provides engineering and consulting services, charged Nicor Gas $1.0 million and $3.1 million for engineering and corrosion services rendered for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, Nicor Gas was charged $1.3 million and $3.1 million, respectively, for these services.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

10.   GUARANTEES AND INDEMNITIES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount. Aside from liabilities recorded in connection with coal tar clean-up, as discussed in Note 11 - Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

Nicor Gas has also indemnified, to the fullest extent permitted under the laws of the State of Illinois and any other applicable laws, its present and former directors, officers and employees against expenses they may incur in connection with litigation they are a party to by reason of their association with the company. There is generally no limitation as to the amount. While the company does not expect to incur significant costs under these indemnifications, it is not possible to estimate the maximum future potential payments.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2007.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC was conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. In July 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC would be parties. The SEC commissioners approved the settlement in March 2007, and a final judgment was entered by a federal court approving the settlement on April 30, 2007. Under the terms of the settlement, Nicor was required to disgorge one dollar and pay a monetary fine of $10 million and is subject to an injunction prohibiting violations of certain provisions of the federal securities laws. Nicor neither admits nor denies any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow. Those funds were released following entry of the federal court judgment approving the settlement. Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter. As the settlement is between Nicor and the SEC, Nicor Gas did not record a liability associated with the outcome of the SEC matter. In December 2006, the U.S. Attorney advised that it was closing its separate inquiry and would not seek to prosecute the company in connection with this matter.

Mercury. Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters. The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas. As of September 30, 2007, Nicor Gas had remaining an estimated liability of $2.9 million related to inspection, clean-up and legal defense costs. This represents management’s best estimate of future costs based on an evaluation of currently available information. Actual costs may vary from this estimate.

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

Manufactured Gas Plant Sites. Manufactured gas plants were used in the 1800’s and early to mid 1900’s to produce manufactured gas from coal, creating a coal tar byproduct. Current environmental laws may require the clean-up of coal tar at certain former manufactured gas plant sites.

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility. Most of these properties are not presently owned by the company. Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties. Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration. On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd. On July 24, 2007, Nicor Gas and ComEd entered into an agreement in principle concerning final cost allocations. The agreement in principle provides for final cost sharing that would have the effects of preserving the equal sharing with respect to mutually agreed clean-up costs incurred to date under the interim agreement and of allocating to Nicor Gas 51.73 percent of future clean-up costs for twenty-four sites and no portion of the future clean-up costs for fourteen other sites. The agreement in principle is subject, among other things, to negotiation of a definitive agreement and approval of that definitive agreement by the ICC. The matter currently is stayed pursuant to the panel’s order and is expected to be stayed pending the negotiation and ICC review of the definitive agreement. Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties. More detailed investigations and remedial activities are complete, in progress or planned at many of these sites. The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs. As of September 30, 2007, the company had recorded a liability in connection with these matters of $15.9 million. In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the clean-up of a former manufactured gas plant site in Oak Park, Illinois was inadequate. Additional lawsuits were later filed related to this same former manufactured gas plant site. These lawsuits have sought, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages. An agreement in principle to settle the purported class action was reached in the first quarter of 2006 at which time a $2.3 million reserve for this matter was recorded by the company. The settlement was approved by the trial court and the lawsuit was dismissed during the second quarter of 2007. Under the settlement, the company made a payment of $2.2 million which was charged against the previously established reserve. In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review. Management cannot predict the outcome of certain other pending lawsuits relating to the Oak Park site or the company’s potential exposure thereto, if any, and has not recorded a liability associated with those other pending matters.

In April 2002, Nicor Gas was named as a defendant, together with ComEd, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the “MWRDGC”) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate clean-up for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC. In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act. The suit was filed in the United States District Court for the Northern District of Illinois. Management cannot predict the outcome of this litigation or the company’s potential exposure thereto, if any, and has not recorded a liability associated with this contingency.

Since costs and recoveries relating to the clean-up of manufactured gas plant sites are passed directly through to customers in accordance with ICC regulations, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company’s financial condition or results of operations.

PCBs. In June 2007, Nicor Gas notified the USEPA of the discovery by Nicor Gas of PCBs at four homes in Park Ridge, Illinois. Nicor Gas has cleaned up the PCBs at these four homes. On July 13, 2007, the USEPA issued a subpoena to Nicor Gas pursuant to Section 11 of the Toxic Substances Control Act. In the subpoena, the USEPA indicated that it was investigating Nicor Gas’ identification of PCB-contaminated liquids in its distribution system. The subpoena sought documents related to Nicor Gas’ pipeline liquids and the extent and location of PCBs contained therein.  The Illinois Attorney General made a similar request for information from Nicor Gas. Nicor Gas has provided documentation to the USEPA and the Illinois Attorney General, including information about the presence of PCBs in its system, and has conducted sample testing at additional customer locations. While Nicor is unable to predict the outcome of these inquiries or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of this matter is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas’ results as reported for the three and nine-month periods ended September 30, 2007 and 2006 (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006

Operating income	$5.4	$7.2	$68.7	$63.2

Net income (loss)	$(2.8)	$(1.6)	$40.4	$36.8

Net income (loss) decreased $1.2 million in the third quarter of 2007 when compared to the prior-year period due primarily to the negative impact of higher operating and maintenance expense ($3.2 million pretax increase) and higher depreciation expense ($1.3 million pretax increase), partially offset by higher margin ($1.8 million pretax increase). Year-to-date 2007 net income increased $3.6 million when compared to the prior-year period due to the positive impact of higher margin ($10.3 million pretax increase) and higher mercury-related recoveries ($4.4 million pretax increase), partially offset by higher depreciation expense ($4.1 million pretax increase) and higher operating and maintenance expense ($1.5 million pretax increase).

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

Operating revenues. Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review. For the third quarter of 2007 compared to the prior-year period, revenues increased $12.2 million. Operating revenues were impacted by higher natural gas costs (approximately $25 million increase), partially offset by warmer weather than 2006 (approximately $5 million decrease) and lower demand unrelated to weather (approximately $5 million decrease). For the nine months ended September 30, 2007 compared to the prior-year period, operating revenues increased $103.1 million. Operating revenues were impacted by colder weather than 2006 (approximately $180 million increase) and higher demand unrelated to weather (approximately $50 million increase), partially offset by lower natural gas prices (approximately $105 million decrease).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006

Revenues	$238.9	$226.7	$1,878.7	$1,775.6
Cost of gas	(118.4)	(108.0)	(1,348.4)	(1,258.8)
Revenue tax expense	(12.6)	(12.6)	(112.2)	(109.0)
Margin	$107.9	$106.1	$418.1	$407.8

Margin increased $1.8 million in the third quarter of 2007 compared with the corresponding prior-year period due to the impact of customer interest (approximately $2 million increase). Year-to-date 2007 margin increased $10.3 million compared with the corresponding prior-year period due primarily to colder weather than in 2006 (approximately $12 million increase) and higher demand unrelated to weather (approximately $8 million increase), partially offset by lower average distribution rates (approximately $7 million decrease which included the negative impact of approximately $2 million attributable to the ICC’s rate order rehearing decision that went into effect in April 2006) and the impact of customer interest (approximately $3 million decrease).

Operating and maintenance expense. Operating and maintenance expense increased $3.2 million to $59.6 million in the third quarter of 2007 from $56.4 million in the prior-year period due to higher bad debt expense ($5.2 million increase) and costs associated with the investigation by the USEPA and Illinois Attorney General into the presence of PCBs in the company’s distribution system ($1.5 million increase), partially offset by lower company use gas and storage-related gas costs ($2.9 million decrease). Additional information about the PCB investigation is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 11 - Contingencies - PCBs.

Year-to-date operating and maintenance expense increased $1.5 million to $200.7 million from $199.2 million in the prior-year period. Factors contributing to the change include higher bad debt expense ($9.8 million increase), the previously mentioned costs associated with the PCB investigation ($1.5 million increase), and lower company use gas and storage-related gas costs ($11.3 million decrease) attributable primarily to lower natural gas prices.

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

Property sale gains. Property sale gains vary from year-to-year depending upon property sales activity. The company realized pretax gains on sales of property of $2.0 million and $3.2 million for the nine months ended September 30, 2007 and 2006, respectively. The company continues to assess its ownership of certain real estate holdings.

Interest income. Interest income decreased $0.9 million and $1.4 million for the three and nine-month periods ended September 30, 2007, respectively, over the corresponding prior-year periods due primarily to lower investment balances in the Nicor cash management pool.

Income tax expense. The effective income tax rate for the quarter ended September 30, 2007 increased to 41.3 percent from 35.2 percent for the quarter ended September 30, 2006. The higher quarterly rate for 2007 reflects changes to forecasted annual income. Such changes are not significant for the year-to-date period, but they have a disproportionate impact on the third quarter effective income tax rate as the income before taxes is relatively low. For the nine months ended September 30, 2007, the effective income tax rate increased to 34.0 percent from 33.2 percent for the prior-year period. The higher nine month rate for 2007 when compared to 2006 is due primarily to the absence of 2006 favorable adjustments associated with tax audits (which occur in the ordinary course of business).

Interest expense. Interest expense decreased $0.7 million for the three-month period ended September 30, 2007 compared to the corresponding prior-year period due to lower estimated interest on income tax matters ($1.1 million decrease), partially offset by higher average borrowing levels ($0.4 million increase). For the year-to-date period compared to the corresponding prior-year period, interest expense increased $0.6 million, primarily due to increased interest expense on income tax matters ($0.4 million increase) and lower capitalized interest ($0.4 million increase), partially offset by lower average borrowing levels ($0.3 million decrease).

Nicor Gas Company
Operating Statistics

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Operating revenues (millions)
Sales
Residential	$146.9	$136.8	$1,263.1	$1,207.5
Commercial	36.3	29.8	303.8	275.2
Industrial	2.3	2.7	32.3	31.9
	185.5	169.3	1,599.2	1,514.6
Transportation
Residential	6.4	6.1	26.0	21.9
Commercial	13.0	13.6	55.4	55.5
Industrial	10.7	11.6	30.9	31.1
Other	.6	.8	10.0	1.7
	30.7	32.1	122.3	110.2
Other revenues
Revenue taxes	12.8	12.9	114.0	111.5
Environmental cost recovery	.9	.8	8.0	7.2
Chicago Hub	3.4	8.1	13.1	13.9
Other	5.6	3.5	22.1	18.2
	22.7	25.3	157.2	150.8
	$238.9	$226.7	$1,878.7	$1,775.6
Deliveries (Bcf)
Sales
Residential	12.4	13.9	136.7	121.6
Commercial	3.5	3.2	33.6	27.9
Industrial	.2	.4	3.7	3.4
	16.1	17.5	174.0	152.9
Transportation
Residential	1.3	1.2	13.4	10.7
Commercial	9.2	9.0	58.0	54.7
Industrial	23.8	25.3	80.4	80.0
	34.3	35.5	151.8	145.4
	50.4	53.0	325.8	298.3
Customers at end of period (thousands) (1)
Sales
Residential	1,787	1,785
Commercial	124	121
Industrial	7	7
	1,918	1,913
Transportation
Residential	176	161
Commercial	54	57
Industrial	6	5
	236	223
	2,154	2,136
Other statistics
Degree days	45	84	3,699	3,301
Colder (warmer) than normal (2)	(36)%	20%	(2)%	(12)%
Average gas cost per Mcf sold	$7.25	$6.05	$7.65	$8.18

(1) The company redefined the customer count methodology in April 2006 in conjunction with its new customer care and billing system.

(2) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be
5,830 degree days per year.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows. This business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices. The company relies on short-term financing to meet seasonal increases in working capital needs. Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable. During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable. This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year. Net cash flow provided from operating activities decreased $129.0 million to $342.4 million in the first nine months of 2007 from $471.4 million in the prior-year period.

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

Investing activities. Net cash flow used for investing activities decreased $4.6 million to $101.8 million for the nine-month period ended September 30, 2007 compared to $106.4 million in the prior-year period.

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

Short-term debt. In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007. In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010. These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper. The company had $162 million, $350 million and $151 million of commercial paper borrowings outstanding at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. The company believes it is in compliance with all debt covenants. The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

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

At September 30, 2006, the company had an inventory decrement of approximately 5 Bcf which was not restored prior to year-end. The liquidated inventory was charged to cost of gas at a LIFO cost of $7.82 per Mcf. If the company had deemed the decrement to be temporary, it would have charged cost of gas for an estimate of the annual replacement cost, which was about $6.32 per Mcf. Applying LIFO cost in valuing the decrement, as opposed to the estimated annual replacement cost, had the effect of increasing the cost of gas distributed by $7.5 million as of September 30, 2006. However, since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, this difference had no impact on net income. There was no permanent inventory decrement as of September 30, 2007.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder. Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2007.

SEC and U.S. Attorney Inquiries. In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC was conducting a formal inquiry regarding the PBR plan. A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC is investigating, and a grand jury was also reviewing this matter. In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. In July 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC would be parties. The SEC commissioners approved the settlement in March 2007, and a final judgment was entered by a federal court approving the settlement on April 30, 2007. Under the terms of the settlement, Nicor was required to disgorge one dollar and pay a monetary fine of $10 million and is subject to an injunction prohibiting violations of certain provisions of the federal securities laws. Nicor neither admits nor denies any wrongdoing. In July 2006, Nicor deposited the $10 million in escrow. Those funds were released following entry of the federal court judgment approving the settlement. Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter. As the settlement is between Nicor and the SEC, Nicor Gas did not record a liability associated with the outcome of the SEC matter. In December 2006, the U.S. Attorney advised that it was closing its separate inquiry and would not seek to prosecute the company in connection with this matter.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, and SFAS No. 157, Fair Value Measurements. In 2007, the FASB issued FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts. For more information, see Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 3 - New Accounting Pronouncements.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

See Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 11 - Contingencies, which is incorporated herein by reference.

Item 1A.           Risk Factors

The company has disclosed the most significant factors that can impact year-to-year comparisons and may affect the future performance of the company’s businesses in the company’s 2006 Annual Report on Form 10-K. On a quarterly basis, the company reviews these risks and makes updates as appropriate. The following is an additional factor based upon those reviews.

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

Item 6.              Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006. (File No. 1-7296, Form 10-Q for June 30, 2006, Exhibit 3.01.)

3.02	*	By-Laws of the company as amended by the company’s Board of Directors on January 15, 2004. (File No. 1-7296, Form 10-K for 2003, Exhibit 3.03.)

10.01		210-Day Credit Agreement dated as of October 18, 2007.

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

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

Nicor Gas Company

November 1, 2007	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)