Form 10-K
period 2007-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2008-02-26
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [X]

All shares of common stock are owned by Nicor Inc.

Nicor Gas Company

Item No.	Description	Page No.

	Glossary	ii

	Part I
1.	Business	1
1A.	Risk Factors	4
1B.	Unresolved Staff Comments	7
2.	Properties	7
3.	Legal Proceedings	8
4.	Submission of Matters to a Vote of Security Holders	*

	Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
6.	Selected Financial Data	*
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
7A.	Quantitative and Qualitative Disclosures about Market Risk	21
8.	Financial Statements and Supplementary Data	23
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
9A.	Controls and Procedures	50
9B.	Other Information	51

	Part III
10.	Directors, Executive Officers and Corporate Governance	*
11.	Executive Compensation	*
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
13.	Certain Relationships and Related Transactions, and Director Independence	*
14.	Principal Accountant Fees and Services	52

	Part IV
15.	Exhibits and Financial Statement Schedules	53
	Signatures	55
	Supplemental Information	56
	Exhibit Index	57

*	The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore omitting the information called for by the otherwise required item.

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

LIFO.  Last-in, first-out.

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

GENERAL

Nicor Gas, a regulated natural gas distribution utility, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The company’s service territory is diverse and its customer base has grown over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers.  Residential customers typically account for approximately 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for approximately 25 percent.  See Operating Statistics on page 12 for operating revenues, deliveries and number of customers by customer classification.  Nicor Gas had approximately 2,100 employees at year-end 2007.

Nicor Gas maintains franchise agreements with most of the communities it serves, allowing it to construct, operate and maintain distribution facilities in those communities.  Franchise agreement terms range up to 50 years.  Currently, about one-quarter of the agreements will expire within five years.

Customers have the option of purchasing their own natural gas supplies, with delivery of the gas by Nicor Gas.  The larger of these transportation customers also have options that include the use of Nicor Gas’ storage system and the ability to choose varying supply backup levels.  The choice of transportation service as compared to natural gas sales service results in less revenue for Nicor Gas but has no direct impact on net operating results.  Nicor Gas continues to deliver the natural gas, maintain its distribution system and respond to emergencies.

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

SOURCES OF NATURAL GAS SUPPLY

Nicor Gas purchases natural gas supplies in the open market by contracting with producers and marketers.  It also purchases transportation and storage services from interstate pipelines that are regulated by the FERC.  When firm pipeline services are temporarily not needed, Nicor Gas may release the services in the secondary market under FERC-mandated capacity release provisions, with proceeds reducing the cost of natural gas charged to customers.

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

Natural gas supply.  Nicor Gas maintains a diversified portfolio of natural gas supply contracts.  Supply purchases are diversified by supplier, producing region, quantity, credit limits and available transportation.  Natural gas supply pricing is generally tied to published price indices so as to approximate current market prices.  These supply contracts also may require the payment of fixed demand charges to ensure the availability of supplies on any given day.

The company also purchases natural gas supplies on the spot market to fulfill its supply requirements or to take advantage of favorable short-term pricing.  Spot natural gas purchases accounted for about 35 percent of the company’s total natural gas purchases in the last three years.  The majority of such spot purchases are made during the summer months and are directed toward satisfying storage injection requirements.

As part of its purchasing practices, Nicor Gas maintains a price risk hedging strategy to reduce the risk of short-term price volatility.  A disciplined approach is used to systematically forward hedge a predetermined portion of forecasted monthly volumes.

As noted previously, transportation customers purchase their own natural gas supplies.  About one-half of the natural gas that the company delivers is purchased by transportation customers directly from producers and marketers.

Pipeline transportation.  Nicor Gas is directly connected to eight interstate pipelines, providing access to most of the major natural gas producing regions in North America.  The company’s primary long-term transportation contracts are as follows (daily availability in MMBtus):

	Availability	Contract Expiration
Natural Gas Pipeline Company (NGPL)	968,000	Various dates through March 2012
Horizon Pipeline	300,000	May 2012
Tennessee Gas Pipeline Company (TGPC)	203,000	October 2009
Midwestern Gas Transmission Company	247,000	October 2009
Northern Natural Gas Company	206,000	October 2011
ANR Pipeline	125,000	Various dates through October 2012
Texas Gas	47,000	March 2009

The company has rights of first refusal for contract extensions except for the TGPC contract and only 100,000 of the 125,000 for the ANR Pipeline contract.  In addition to the above contracts, Nicor Gas enters into short-term winter only transportation contracts and contracts that enhance Nicor Gas’ operational flexibility.  The availability numbers shown above represent maximums during the winter heating season.  In some cases, the contract levels are lower during the summer period.

Storage.  Nicor Gas owns and operates eight underground natural gas storage facilities.  This storage system is one of the largest in the gas distribution industry.  The storage reservoirs provide a total inventory capacity of about 150 Bcf, approximately 135 Bcf of which can be cycled on an annual basis.  The system is designed to meet about 50 percent of the company’s estimated peak-day deliveries and up to 40 percent of its normal winter deliveries.  In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2009, 2010 and 2012.  This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries, and can mitigate the risk associated with seasonal price movements.

COMPETITION/DEMAND

Nicor Gas is the largest natural gas distributor in Illinois and is regulated by the ICC.  The company is the sole distributor of natural gas in essentially all of its service territory.  Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas.  In the commercial and industrial markets, the company’s natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact.  In addition, the company has a rate that allows negotiation with potential bypass customers, and no such customer has bypassed the Nicor Gas system since the rate became effective in 1987.  Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.  Other significant factors that impact demand for natural gas include weather and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.  It is estimated that a 100 degree-day variation from normal would impact Nicor Gas’ net income by approximately $1.6 million.

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

REGULATION

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  Those rules or regulations that may significantly affect business performance include the following:

•
Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors.  In the fourth quarter of 2005, the company received approval from the ICC for a base rate increase.  For additional information about the rate order, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements – Note 14 – Rate Proceeding.

•
The company’s ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup.  Therefore, the company does not profit from the sale of natural gas.  Rather, the company earns income from fixed monthly charges and from variable transportation charges for delivering natural gas to customers.  Annually, the ICC initiates a review of the company’s natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.

•
As with the cost of natural gas, the company has a tariff that provides for the pass-through of prudently incurred environmental costs related to former manufactured gas plant sites.  This pass-through is also subject to annual ICC review.

The ICC also has other rules that impact the company’s operations.  Changes in these rules can impact operating and capital costs.

A PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003.  Under the PBR plan, Nicor Gas’ total natural gas supply costs were compared to a market-sensitive benchmark.  Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.  The results of the PBR plan are currently under ICC review.  Additional information on the plan and the ICC review are presented in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies – PBR Plan.

AVAILABLE INFORMATION

Nicor Gas files various reports with the SEC.  These reports include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 15 (d) of the Securities Exchange Act of 1934.  Nicor Gas makes all of these reports available without charge to the public on the investor section of the company’s Internet site at www.nicor.com as soon as reasonably practicable after Nicor Gas files them with, or furnishes them to, the SEC.

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

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them.  The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings.  The annual prudence reviews for calendar years 1999-2007 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

Most of Nicor Gas’ other charges are changed only through a rate case proceeding with the ICC.  The charges established in a rate case proceeding are based on an approved level of operating costs and investment in utility property and are designed to allow the company an opportunity to recover those costs and to earn a fair return on that investment based upon an estimated volume of annual natural gas deliveries.  To the extent Nicor Gas’ actual costs to provide utility service are higher than the levels approved by the ICC, or its actual natural gas deliveries are less than the annual volume estimated by the ICC, Nicor Gas’ results of operations, cash flows and financial condition could be adversely affected until such time as it files for and obtains ICC approval for new charges through a rate case proceeding.

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

Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites for which the company may in part be responsible.  Management believes that any such costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under ICC-approved mechanisms for the recovery of prudently incurred costs.  A change in these rate recovery mechanisms, however, or a decision by the ICC that some or all of these costs were not prudently incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

An adverse decision in the proceeding concerning Nicor Gas’ PBR Plan could result in a refund obligation which could adversely affect the company’s results of operations, cash flows and financial condition.

In 2000, Nicor Gas instituted a PBR plan for natural gas costs.  Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark.  Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.  The PBR plan was terminated effective January 1, 2003.  There are allegations that Nicor Gas acted improperly in connection with the PBR plan, and the ICC is reviewing these allegations in a pending proceeding.  An adverse decision in this proceeding could result in a refund to ratepayers or other obligations which could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas relies on direct connections to eight interstate pipelines and extensive underground storage capacity.  If these pipelines or storage facilities were unable to deliver natural gas for any reason it could impair Nicor Gas’ ability to meet its customers’ full requirements.

Nicor Gas meets its customers’ peak day, seasonal and annual gas requirements through deliveries of natural gas transported on interstate pipelines with which it or its natural gas suppliers have contracts and through withdrawals of natural gas from storage fields it owns or leases.  Nicor Gas contracts with multiple pipelines for transportation services.  If a pipeline were to fail to perform transportation or storage service, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, on a peak day or other day with high volume gas requirements, Nicor Gas’ ability to meet all its customers’ natural gas requirements may be impaired unless or until alternative arrangements for delivery of supply were put in place.  Likewise, if a storage field owned by Nicor Gas, or a principal Nicor Gas-owned transmission or distribution pipeline used to deliver natural gas to the market, were to be out of service for any reason, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, this could impair Nicor Gas’ ability to meet its customers’ full requirements.

Fluctuations in weather, conservation and use of alternative fuel sources have the potential to adversely affect the company’s results of operations, cash flows and financial condition.

When weather conditions are milder than normal, Nicor Gas has historically delivered less natural gas, and consequently may earn less income.  Nicor Gas’ natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Mild weather in the future could adversely affect the company’s results of operations, cash flows and financial condition.  In addition, factors including, but not limited to, conservation and the use of alternative fuel sources could also adversely affect the delivery of natural gas to customers.

Natural gas commodity price changes may affect the company’s operating costs and competitive position, which could adversely affect its results of operations, cash flows and financial condition.

Nicor Gas is sensitive to changes in natural gas prices.  Natural gas prices historically have been volatile and may continue to be volatile in the future.  The prices for natural gas are subject to a variety of factors that are beyond the company’s control.  These factors include, but are not limited to, the level of consumer demand for, and the supply of, natural gas, processing, gathering and transportation availability, the level of imports of, and the price of foreign natural gas, the price and availability of alternative fuel sources, weather conditions, natural disasters, political conditions or hostilities in natural gas producing regions.

Any changes in natural gas prices could affect the prices Nicor Gas charges, operating costs and the competitive position of products and services.  In accordance with the ICC’s PGA regulations, Nicor Gas adjusts its gas cost charges to sales customers on a monthly basis to account for changes in the price of natural gas.  However, changes in natural gas prices can also impact certain operating expenses such as bad debt expense, company use gas and storage-related natural gas expenses, financing costs and customer service expenses, and these changes can only be reflected in Nicor Gas’ charges to customers if approved by the ICC in a rate case. Increases in natural gas prices can also have an adverse effect on natural gas distribution margin because such increases can result in lower customer demand.

Nicor Gas is subject to margin requirements in connection with the use of derivative financial instruments and these requirements could escalate if prices move adversely.

Nicor Gas’ use of derivative instruments could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas uses derivative instruments, including futures, options, forwards and swaps, either traded on exchanges or executed over-the-counter with natural gas merchants as well as financial institutions, to hedge natural gas price risk.  Fluctuating natural gas prices can impact company use gas and storage-related gas expenses, as well as cash flows, causing earnings and financing costs of Nicor Gas to be impacted.  The use of derivative instruments that are not perfectly matched to the exposure could adversely affect the company’s results of operations, cash flows and financial condition.  Also, when Nicor Gas’ derivative instruments and hedging transactions do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the company’s results of operations, cash flows and financial condition could be adversely affected.

Adverse decisions in lawsuits seeking a variety of damages allegedly caused by mercury spillage could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of equipment.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.  Adverse decisions regarding these claims, if not fully covered by such insurance, could adversely affect the company’s results of operations, cash flows and financial condition.

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

Nicor Gas extends credit to its counterparties.  Despite what the company believes to be prudent credit policies and the maintenance of netting arrangements, the company is exposed to the risk that it may not be able to collect amounts owed to it.  If counterparties fail to perform and any collateral the company has secured is inadequate, it could adversely affect the company’s results of operations, cash flows and financial condition.

The company is involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect the company’s results of operations, cash flows and financial condition.

The company is involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, taxes, environmental issues, gas cost prudence reviews and other matters.  Adverse decisions regarding these matters, to the extent they require the company to make payments in excess of amounts provided for in its financial statements, could adversely affect the company’s results of operations, cash flows and financial condition.

Changes in taxation could adversely affect the company’s results of operations, cash flows and financial condition.

Various tax and fee increases may occur in locations in which the company operates.  The company cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by the legislatures or other governmental bodies.  New taxes or an increase in tax rates would increase tax expense and could have a negative impact on the company’s results of operations, cash flows and financial condition.

The risks described above should be carefully considered in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in Nicor Gas’ other filings with the SEC, including its subsequent reports on Forms 10-Q and 8-K.  The risks and uncertainties described above are not the only risks Nicor Gas faces although they are the most significant risks.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, and Item 8 – Notes to the Consolidated Financial Statements – Note 8 – Income Taxes and Note 16 – Contingencies for further discussion of these and other risks Nicor Gas faces.

Item 1B.	Unresolved Staff Comments

None.

Item 2.            Properties

The company’s properties are located in the territory described under Item 1 – Business, and are suitable, adequate and utilized in its operations.

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

Additional information about Nicor Gas’ business is presented in Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements.

Item 3.            Legal Proceedings

See Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies, which is incorporated herein by reference.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the outstanding common stock of Nicor Gas is owned by Nicor.  There is no public trading market for the company’s common stock.  During 2007 and 2006, the company declared dividends on its common stock totaling approximately $72 million and $49 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas’ operating results and financial condition from 2005 to 2007 and to discuss business trends that might affect Nicor Gas.  Certain terms used herein are defined in the glossary on page ii.  The discussion is organized into six sections – Summary, Results of Operations, Financial Condition and Liquidity, Outlook, Contingencies and Critical Accounting Estimates.

SUMMARY

Nicor Gas, a wholly owned subsidiary of Nicor, is one of the nation’s largest natural gas distribution companies, and it is Nicor’s primary business.

Net income for 2007 was $7.7 million higher when compared to 2006 due to the positive effects of lower interest expense ($10.4 million pretax decrease), higher margin ($8.1 million pretax increase) and mercury-related recoveries ($4.4 million pretax increase), partially offset by higher depreciation expense ($5.5 million pretax increase), lower gains on property sales ($1.3 million pretax decrease) and higher operating and maintenance expense ($1.1 million pretax increase).

Net income for 2006 was $5.1 million higher when compared to 2005 due to the positive effects of higher margin ($19.0 million pretax increase) and a pretax mercury-related recovery of $3.8 million, partially offset by higher operating and maintenance expenses ($13.6 million pretax increase) and depreciation expense ($5.6 million pretax increase).

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

In March 2006, the ICC issued a rehearing order reducing the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order.  The company estimates that because the revised order similarly shifts certain items between base rates and Nicor Gas’ PGA rider, under normal weather conditions and demand as reflected in the rate case, the increase in annual net revenue decreased to $30.2 million from the estimated $34.7 million under the previous order.  Rate changes resulting from the rehearing order were prospective and went into effect on April 11, 2006.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs have been recorded in operating and maintenance expense.  Storage-related gas costs recorded in operating and maintenance expense during 2007, 2006 and 2005 totaled $14.9 million, $21.4 million and $6.5 million, respectively.  Storage-related gas costs incurred prior to the effective date of the rate order and recorded as cost of gas in 2005 totaled $11.1 million.

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor Gas’ operating income.

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.

For the year 2007, revenues increased $175.2 million as compared to 2006 due to colder weather in 2007 (approximately $240 million increase) partially offset by lower natural gas prices (approximately $25 million decrease) and demand unrelated to weather (approximately $12 million decrease).

For the year 2006, revenues decreased $457.3 million as compared to 2005 due to lower natural gas costs (approximately $300 million decrease) and the negative impact of warmer weather than in 2005 (approximately $250 million decrease), partially offset by higher demand unrelated to weather (approximately $35 million increase) and the impact of the base rate increase (approximately $36 million increase).

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

A reconciliation of revenues and margin follows (in millions):

	2007	2006	2005

Revenues	$2,627.5	$2,452.3	$2,909.6
Cost of gas	(1,906.5)	(1,743.7)	(2,212.4)
Revenue tax expense	(148.7)	(144.4)	(152.0)
Margin	$572.3	$564.2	$545.2

For the year 2007, margin increased $8.1 million from 2006 due to colder weather than in 2006 (approximately $17 million increase), partially offset by lower average distribution rates (approximately $6 million decrease which included the negative impact of approximately $2 million attributable to the ICC’s rate order rehearing decision that went into effect in April 2006) and the impact of customer interest (approximately $2 million decrease).

For the year 2006, margin increased $19.0 million from 2005 due primarily to the impact of the base rate increase (approximately $36 million) and higher demand unrelated to weather (approximately $5 million increase), partially offset by the negative impact of warmer weather than in 2005 (approximately $17 million decrease) and the passage of Chicago Hub revenues through the PGA rider effective with the rate order (approximately $8 million decrease).

Operating and maintenance expense.  The $1.1 million increase in operating and maintenance expense in 2007 as compared with the prior year is due to higher bad debt expense ($14.9 million increase), partially offset by lower company use gas and storage-related gas costs ($13.1 million decrease) attributable primarily to lower prices paid for natural gas.

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

Mercury-related costs (recoveries), net.  Mercury-related costs (recoveries), net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  Mercury-related recoveries in 2007 reflect a $7.2 million reserve adjustment and $0.8 million in cost recoveries recorded during the first quarter of 2007.  During 2006, a mercury-related recovery of $3.8 million was realized from a settlement reached with an independent contractor of Nicor Gas.  Net mercury-related costs (recoveries) were insignificant in 2005.  Additional information about the company’s mercury inspection and repair program is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies – Mercury.

Other income (expense), net.  Pretax other income was $6.2 million, $8.9 million and $4.0 million in 2007, 2006 and 2005.

Property sale gains and losses vary from year-to-year depending upon property sales activity.  During 2007 and 2006, Nicor Gas realized pretax gains of $2.0 million and $3.3 million, respectively, on the sale of property.  Property sale gains and losses were insignificant during 2005.  The company continually  assesses its ownership of certain real estate holdings.

Interest income was $5.2 million, $6.3 million and $4.3 million in 2007, 2006 and 2005, respectively.  The decrease of $1.1 million in 2007 from 2006 was due to lower investment balances, offset in part by higher average rates.  The increase of $2.0 million in 2006 from 2005 was due primarily to higher interest rates and investment balances along with increased income from balances on deposit in the Nicor cash management pool.

Income tax expense.  The effective income tax rate was 34.0 percent, 32.2 percent and 32.8 percent for 2007, 2006 and 2005, respectively.  The increase in the effective tax rate in 2007 when compared to 2006 is primarily due to higher pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).  The decrease in the effective income tax rate in 2006 when compared to 2005 is primarily due to an increase in certain tax credits and permanent items, offset, in part, by higher pretax income.

Interest expense.  Interest expense for 2007 decreased $10.4 million over the year-earlier period.  This decrease primarily reflects the impact of lower interest on income tax matters ($10.9 million decrease).  In the fourth quarter of 2007, Nicor Gas recorded the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of the settlement, Nicor Gas reduced its reserve for interest payable by $10.4 million.

Interest expense for 2006 increased $2.3 million over the year-earlier period.  This increase is primarily due to the impact of higher average interest rates ($1.7 million increase).

Nicor Gas Company

Operating Statistics
	2007	2006	2005

Operating revenues (millions)
Sales
Residential	$1,791.4	$1,671.1	$2,031.4
Commercial	426.2	373.9	453.5
Industrial	47.6	42.8	61.8
	2,265.2	2,087.8	2,546.7
Transportation
Residential	31.1	32.0	27.9
Commercial	76.7	82.1	73.1
Industrial	37.5	41.0	39.2
Other	10.6	3.7	11.7
	155.9	158.8	151.9
Other revenues
Revenue taxes	149.6	147.7	156.4
Environmental cost recovery	10.9	11.6	21.0
Chicago Hub	19.0	26.4	11.5
Other	26.9	20.0	22.1
	206.4	205.7	211.0
	$2,627.5	$2,452.3	$2,909.6

Deliveries (Bcf)
Sales
Residential	201.8	185.9	200.2
Commercial	48.7	41.8	44.7
Industrial	5.7	5.0	6.3
	256.2	232.7	251.2
Transportation
Residential	19.7	17.0	18.9
Commercial	84.6	80.4	87.5
Industrial	107.8	108.6	113.0
	212.1	206.0	219.4
	468.3	438.7	470.6

Year-end customers (thousands) (1)
Sales
Residential	1,789	1,807	1,796
Commercial	128	123	120
Industrial	7	7	8
	1,924	1,937	1,924
Transportation
Residential	191	166	157
Commercial	54	57	58
Industrial	5	6	6
	250	229	221
	2,174	2,166	2,145

Other statistics
Degree days	5,756	5,174	5,783
Warmer than normal (2)	(1%)	(11%)	(1%)
Average gas cost per Mcf sold	$7.36	$7.44	$8.74

(1) The company redefined the customer count methodology in 2006 in conjunction with its new customer care and billing system.

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

Investing activities.  Net cash flow used for investing activities was $150.8 million, $155.0 million and $184.2 million in 2007, 2006 and 2005, respectively.

Capital expenditures is an internal measure utilized by management that represents cash additions to property, plant and equipment, adjusted for items including the accrual of work performed through period end and other non-cash items, contributions in aid of construction and expenditures associated with asset retirement obligations.

Capital expenditures decreased $5 million to $159 million in 2007 from $164 million in 2006 due to a reduction in costs for information technology system improvements (approximately $7 million decrease) and the impact of lower customer additions (approximately $6 million decrease), partially offset by higher expenditures associated with storage system projects (approximately $5 million increase).

Capital expenditures decreased $22 million to $164 million in 2006 from $186 million in 2005 due, in part, to the absence of expenditures related to the acquisition of a storage compressor in 2005 (approximately $9 million decrease) and a reduction in costs for information technology system improvements (approximately $8 million decrease).  In 2006, the company implemented a new customer care and billing system.

Capital expenditures are expected to increase $66 million to $225 million in 2008 versus 2007 due, in part, to higher expenditures associated with gas distribution, transmission and storage system improvements and facility construction.

Financing activities.  The current credit ratings for Nicor Gas are as follows:

	Standard & Poor’s	Moody’s	Fitch

Commercial Paper	A-1+	P-1	F-1
Senior Secured Debt	AA	A1	AA-
Senior Unsecured Debt	AA-	A2	A+
Corporate Credit Rating	AA	n/a	n/a

In June 2007, Fitch revised Nicor Gas’ short-term commercial paper rating to “F-1” from “F-1+”.  The revision of Nicor Gas’ short term rating reflects a change by Fitch in its short-term ratings methodology.  Per a Fitch press release dated June 28, 2007, “The short-term rating revision does not reflect any change in the credit profile of Nicor Gas.”

Long-term debt.  The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes.

At December 31, 2007, Nicor Gas had the capacity to issue approximately $395 million of First Mortgage Bonds under the terms of its indenture, of which $75 million was available for issuance under a July 2001 shelf registration filing. Nicor Gas believes it is in compliance with its debt covenants and believes it will continue to remain so.  The long-term debt agreements do not include ratings triggers or material adverse change provisions.  Substantially all properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In December 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036.  Proceeds from this issuance were applied to the $50 million 5.55 percent First Mortgage Bond series, which matured in December 2006.

Short-term debt.  In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $369 million and $350 million of commercial paper borrowings outstanding at December 31, 2007 and 2006, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

The company expects to refinance the $75 million First Mortgage Bonds due in August 2008.

Common stock.  The company paid dividends of approximately $69 million, $47 million and $37 million in 2007, 2006 and 2005, respectively.  Nicor Gas is restricted by the amount it can dividend to Nicor.  Dividends are only allowed to the extent of Nicor Gas’ retained earnings balance.

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

Off-balance sheet arrangements.  The company does not have off-balance sheet arrangements that would have a material effect on its financial condition.

Contractual obligations.  As of December 31, 2007, Nicor Gas had contractual obligations with payments due as follows (in millions):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$758.3	$212.1	$32.7	$2.9	$1,006.0
Long-term debt	75.0	50.0	75.0	300.0	500.0
Fixed interest on long-term debt	29.0	47.4	37.6	284.1	398.1
Operating leases	1.1	.9	.8	8.9	11.7
Other long-term obligations	.5	1.0	.4	1.4	3.3
	$863.9	$311.4	$146.5	$597.3	$1,919.1

In addition to the contractual obligations included in the table above, Nicor has potential liabilities to taxing authorities (unrecognized tax benefits) which are dependent on the resolution of particular income tax positions.  The timing of future cash outflows, if any, associated with such potential liabilities is uncertain.  The company has accrued estimated unrecognized tax benefits of approximately $1 million at December 31, 2007.

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts.  Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using December 31, 2007 New York Mercantile Exchange futures prices.  The company also has long-term obligations for postretirement benefits which are not included in the above table.  Information regarding the company’s obligations for postretirement benefits can be found in Item 8 – Notes to the Consolidated Financial Statements – Note 9 – Postretirement Benefits.

Operating leases are primarily for office space and equipment.  Rental expense under operating leases was $1.1 million, $1.1 million and $1.0 million in 2007, 2006 and 2005, respectively.  Other long-term obligations consist of redeemable preferred stock.

Nicor Gas signed an agreement in 2006 to purchase approximately 16 Bcf of synthetic natural gas annually for a 20-year term beginning as early as 2010.  Since the agreement is contingent upon various milestones to be achieved by the counterparty to the agreement and the fact that the counterparty can terminate, without penalty, prior to the realization of these milestones, the company’s obligation under this agreement is not certain at this time.

OUTLOOK

Nicor Gas’ outlook assumes normal weather for 2008, but excludes, among other things, any future impacts associated with the ICC’s PBR plan/PGA review or other contingencies.  While these items could materially affect 2008 earnings, they are currently not estimable.

Nicor Gas expects lower pretax operating results due, in part, to higher operating and maintenance and depreciation costs and the absence of mercury-related recoveries.  Operating and maintenance expenses are expected to be higher due primarily to higher payroll and benefit-related costs and bad debt expense.  Nicor Gas also expects earnings to be adversely impacted by the absence of the interest expense reduction recorded in 2007 resulting from the settlement with the IRS related to the timing of certain deductions.

The company estimates that a 100-degree day variation from normal weather would affect Nicor Gas’ net income by approximately $1.6 million.

Nicor Gas is currently not earning its authorized return and is evaluating the need to file for rate relief.  Although Nicor Gas has not reached a final conclusion on whether or when it might file for rate relief, the company will not hesitate to seek relief in an amount fully sufficient to allow it an opportunity to earn a fair rate of return.  The ICC normally has 11 months to complete its review of a general rate filing.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2007.

SEC and U.S. Attorney Inquiries.  In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC was conducting a formal inquiry regarding the PBR plan.  A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC was investigating, and a grand jury was also reviewing this matter.  In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  In July 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC would be parties.  The SEC commissioners approved the settlement in March 2007, and a final judgment was entered by a federal court approving the settlement on April 30, 2007.  Under the terms of the settlement, Nicor was required to disgorge one dollar and pay a monetary fine of $10 million and is subject to an injunction prohibiting violations of certain provisions of the federal securities laws.  Nicor neither admits nor denies any wrongdoing.  In July 2006, Nicor deposited the $10 million in escrow.  Those funds were released following entry of the federal court judgment approving the settlement.  Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter.  As the settlement is between Nicor and the SEC, Nicor Gas did not record a liability associated with the outcome of the SEC matter.  In December 2006, the U.S. Attorney advised that it was closing its separate inquiry and would not seek to prosecute the company in connection with this matter.

Mercury.  Information about mercury contingencies is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies – Mercury.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites.  Additional information about these sites is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies – Manufactured Gas Plant Sites.

PCBs.  Information about PCB contingencies is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies – PCBs.

Municipal Tax Matters.  Information about municipal tax contingencies is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies – Municipal Tax Matters.

Other contingencies. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 8 – Notes to the Consolidated Financial Statements – Note 8 – Income Taxes and Note 16 – Contingencies.

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

The use of estimates and the selection of accounting policies affect Nicor Gas’ reported results and financial condition.  The company has adopted several significant accounting policies and is required to make significant accounting estimates that are important to understanding its financial statements.  These significant policies and estimates are described throughout Item 8 – Notes to the Consolidated Financial Statements.

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

Loss contingencies.  Nicor Gas records contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable.  When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss.  Nicor Gas is involved in various legal and regulatory proceedings and is exposed to various loss contingencies.  These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its recorded amounts.  Of particular note is the PBR plan contingency at Nicor Gas described in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies.

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

Pension and other postretirement benefits.  The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs.  Changes in these assumptions typically do not have a significant impact on the expenses recorded from year to year.  However, actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions.  When cumulatively significant, the gains and losses generated from such variances are amortized into operating income over the remaining service lives of employees covered by the plans (approximately 11 years for the pension plan and 13 years for the health care plan).  Additional information is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 9 – Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions, and significant changes in estimates.

The company’s estimated postretirement benefit cost included in operating income was $4.8 million, $5.5 million and $9.6 million in 2007, 2006 and 2005, respectively.  Nicor Gas expects to record postretirement benefit cost for 2008 of $2.8 million.  Actuarial assumptions affecting 2008 include an expected rate of return on plan assets of 8.50 percent, consistent with the prior year, and a discount rate of 6.25 percent compared with 5.75 percent a year earlier. The 6.25 percent discount rate was determined by performing a bond matching study and referencing the Citigroup Pension Liability Index rate.  Periodically, the company will perform bond matching studies, using non-callable, high quality bonds (AA- or better), whose expected cash flows match the timing and amount of future benefit payments of the plans.  Such studies have historically yielded a single equivalent discount rate comparable to the Citigroup Pension Liability Index rate.

Credit risk.  Nicor Gas is required to estimate credit risk in establishing allowances for doubtful accounts.  Actual credit losses could vary materially from Nicor Gas’ estimates.  Nicor Gas’ allowance for doubtful accounts at December 31, 2007, 2006 and 2005 was $32.8 million, $30.9 million and $30.1 million, respectively, as presented on Schedule II in Item 15 – Exhibits and Financial Statement Schedules.

Unbilled revenues.  Nicor Gas estimates revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end.  Unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors.  These estimates are adjusted when actual billings occur, and variances in estimates can be material.  Accrued unbilled revenues for Nicor Gas at December 31, 2007, 2006 and 2005 were $189.3 million, $158.9 million and $300.4 million, respectively.

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which requires Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates.  If Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.  Additional information on regulatory assets and liabilities is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 1 – Accounting Policies.

NEW ACCOUNTING PRONOUNCEMENTS

For information concerning FIN No. 48, Accounting for Uncertainty in Income Taxes, SFAS No. 157, Fair Value Measurements, FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, see Item 8 – Notes to the Consolidated Financial Statements – Note 2 – New Accounting Pronouncements.

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

Commodity price risk.  With regard to commodity price risk, the company has established policies and procedures with respect to the management of such risks and the use of derivative instruments to hedge its exposure to such risks.  Company management oversees compliance with such policies and procedures.

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers.  However, substantial changes in natural gas prices may impact Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related gas costs, bad debt expense, and other operating and financing expenses.  The company purchases about 4 Bcf of natural gas annually for its own use and to cover storage-related gas costs.  The level of natural gas prices may also impact customer gas consumption and therefore margin.  The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices.  At December 31, 2007, Nicor Gas had hedged a portion of its forecasted 2008 and 2009 company use and storage-related gas costs through the use of fixed-price purchase and swap agreements.

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

Interest rate risk.  Nicor Gas is exposed to changes in interest rates.  The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings.  If market rates were to hypothetically increase by 10 percent from Nicor Gas’ weighted-average floating interest rate on commercial paper, interest expense would have increased causing Nicor Gas’ earnings to decrease by approximately $0.4 million in 2007.  For further information about debt securities, interest rates and fair values, see Item 8 – Financial Statements – Consolidated Statements of Capitalization, and Item 8 – Notes to the Consolidated Financial Statements – Note 5 – Short-Term and Long-Term Debt and Note 7 – Fair Value of Financial Instruments.

Nicor Gas Company

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Northern Illinois Gas Company

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern Illinois Gas Company and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also include performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company changed its method of recognizing and measuring income tax positions.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 25, 2008

Nicor Gas Company

Consolidated Statements of Operations
(millions)

	Year ended December 31
	2007	2006	2005
Operating revenues (includes revenue taxes of
$149.6, $147.7, and $156.4, respectively)	$2,627.5	$2,452.3	$2,909.6

Operating expenses
Cost of gas	1,906.5	1,743.7	2,212.4
Operating and maintenance	268.3	267.2	253.6
Depreciation	165.6	160.1	154.5
Taxes, other than income taxes	166.9	163.1	171.0
Income tax expense, net	31.8	23.6	24.6
Mercury-related costs (recoveries), net	(8.0)	(3.6)	.5
	2,531.1	2,354.1	2,816.6

Operating income	96.4	98.2	93.0

Other income (expense), net
Property sale gains	2.0	3.3	.4
Interest income	5.2	6.3	4.3
Other income	.8	.8	.8
Other expense	(1.8)	(1.5)	(1.5)
Income tax expense on other income	(2.4)	(4.2)	(1.5)
	3.8	4.7	2.5

Interest expense
Interest on debt, net of amounts capitalized	38.8	38.6	37.0
Other	(4.9)	5.7	5.0
	33.9	44.3	42.0

Net income	$66.3	$58.6	$53.5

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Cash Flows
(millions)

	Year ended December 31
	2007	2006	2005
Operating activities
Net income	$66.3	$58.6	$53.5
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	165.6	160.1	154.5
Deferred income tax benefit	(.3)	(48.6)	(79.3)
Gain on sale of property, plant and equipment	(2.0)	(3.3)	(.4)
Changes in assets and liabilities:
Receivables, less allowances	(70.5)	278.2	(270.9)
Gas in storage	40.1	68.0	(32.0)
Deferred/accrued gas costs	.1	(173.4)	155.1
Pension benefits	(54.5)	26.6	(6.1)
Regulatory postretirement asset	44.1	(113.5)	-
Other assets	(17.3)	37.6	(1.1)
Accounts payable and customer credit balances and deposits	89.7	(77.2)	137.7
Health care and other postretirement benefits	4.7	89.1	12.6
Other liabilities	(57.8)	36.4	(11.4)
Other items	(7.8)	(4.1)	5.2
Net cash flow provided from operating activities	200.4	334.5	117.4

Investing activities
Additions to property, plant and equipment	(155.4)	(164.3)	(188.2)
Purchases of available-for-sale securities	(166.6)	-	-
Proceeds from the sales of available-for-sale securities	166.6	-	-
Net proceeds from sale of property, plant and equipment	.6	3.6	.8
Other investing activities	4.0	5.7	3.2
Net cash flow used for investing activities	(150.8)	(155.0)	(184.2)

Financing activities
Proceeds from issuing long-term debt	-	50.0	-
Disbursements to retire long-term obligations	(.5)	(50.5)	(.5)
Net issuances (repayments) of commercial paper with
maturities of 90 days or less	19.0	(140.0)	115.0
Dividends paid	(69.2)	(47.1)	(37.1)
Other financing activities	-	(.4)	(.4)
Net cash flow provided from (used for) financing activities	(50.7)	(188.0)	77.0

Net increase (decrease) in cash and cash equivalents	(1.1)	(8.5)	10.2

Cash and cash equivalents, beginning of year	1.7	10.2	-

Cash and cash equivalents, end of year	$.6	$1.7	$10.2

Supplemental information
Income taxes paid, net	$54.1	$84.9	$102.6
Interest paid, net of amounts capitalized	36.7	36.1	34.8

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Balance Sheets
(millions)
	December 31
	2007	2006
Assets

Gas distribution plant, at cost	$4,279.7	$4,157.1
Less accumulated depreciation	1,655.6	1,576.4
Gas distribution plant, net	2,624.1	2,580.7

Current assets
Cash and cash equivalents	.6	1.7
Receivables, less allowances of $32.8 and $30.9, respectively	550.8	457.1
Receivables - affiliates	13.0	36.2
Gas in storage	112.9	153.0
Deferred income taxes	30.0	25.1
Other	49.6	26.6
Total current assets	756.9	699.7

Pension benefits	215.5	161.0
Other assets	104.8	151.1

Total assets	$3,701.3	$3,592.5

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$422.8	$497.5
Mandatorily redeemable preferred stock	3.1	3.6
Total long-term obligations	425.9	501.1

Preferred stock
Non-redeemable preferred stock	1.4	1.4

Common equity
Common stock	76.2	76.2
Paid-in capital	108.1	108.1
Retained earnings	472.4	480.3
Accumulated other comprehensive loss, net	(2.2)	(3.2)
Total common equity	654.5	661.4
Total capitalization	1,081.8	1,163.9

Current liabilities
Long-term obligations due within one year	75.5	.5
Short-term debt	369.0	350.0
Accounts payable	321.7	268.6
Customer credit balances and deposits	234.5	197.9
Accrued gas costs	50.1	50.0
Derivative instruments	7.2	51.1
Dividends payable	15.5	13.0
Other	68.7	64.9
Total current liabilities	1,142.2	996.0

Deferred credits and other liabilities
Regulatory asset retirement cost liability	720.7	676.7
Deferred income taxes	289.5	281.7
Health care and other postretirement benefits	185.1	181.6
Asset retirement obligation	177.2	169.0
Regulatory income tax liability	49.5	53.8
Unamortized investment tax credits	27.5	29.6
Other	27.8	40.2
Total deferred credits and other liabilities	1,477.3	1,432.6

Commitments and contingencies

Total capitalization and liabilities	$3,701.3	$3,592.5

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Capitalization
(millions, except share data)

	December 31
	2007		2006

First Mortgage Bonds
5.875% Series due 2008	$75.0		$75.0
5.37% Series due 2009	50.0		50.0
6.625% Series due 2011	75.0		75.0
7.20% Series due 2016	50.0		50.0
5.80% Series due 2023	50.0		50.0
6.58% Series due 2028	50.0		50.0
5.90% Series due 2032	50.0		50.0
5.90% Series due 2033	50.0		50.0
5.85% Series due 2036	50.0		50.0
	500.0		500.0
Less: Amount due within one year	75.0		-
Unamortized debt discount, net of premium	2.2		2.5
	422.8	39.1%	497.5	42.8%

Preferred stock, cumulative, $100 par value, 800,000
shares authorized
Mandatorily redeemable preferred stock, 4.48% and 5.00%
series, 36,000 shares outstanding in 2007
and 41,000 shares outstanding in 2006	3.6		4.1
Less: Amount due within one year	.5		.5
	3.1	.3	3.6	.3

Nonredeemable preferred stock, 4.60% and 5.00%
convertible series, 14,008 shares outstanding	1.4	.1	1.4	.1

Common equity
Common stock, $5 par value, 25,000,000 shares
authorized, 32,365 shares reserved for share-based
awards and 15,232,414 shares outstanding	76.2		76.2
Paid-in capital	108.1		108.1
Retained earnings	472.4		480.3
Accumulated other comprehensive loss, net
Cash flow hedges	(.5)		(.1)
Postretirement benefit plans (includes SFAS No. 158
transition amount of $2.9 recorded in 2006)	(1.7)		(3.1)
Total common equity	654.5	60.5	661.4	56.8

Total capitalization	$1,081.8	100.0%	$1,163.9	100.0%

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Retained Earnings
(millions)

	Year ended December 31
	2007	2006	2005

Balance at beginning of year	$480.3	$470.7	$455.3
Net income	66.3	58.6	53.5
Cumulative effect of change in accounting principle - FIN No. 48	(2.5)	-	-
Dividends declared on common stock	(71.6)	(48.9)	(38.0)
Dividends declared on preferred stock	(.1)	(.1)	(.1)

Balance at end of year	$472.4	$480.3	$470.7

Consolidated Statements of Comprehensive Income
(millions)

	Year ended December 31
	2007	2006	2005

Net income	$66.3	$58.6	$53.5
Other comprehensive income (loss)
Loss on cash flow hedges (net of income tax of $(0.3) in 2007)	(.4)	(.1)	-
Postretirement gains (net of income tax of $0.9 in 2007)	1.4	-	-
Decrease to minimum pension liability (net of income tax of
$0.9 in 2005)	-	-	1.3
Other comprehensive income (loss), net of tax	1.0	(.1)	1.3

Comprehensive income	$67.3	$58.5	$54.8

The accompanying notes are an integral part of these statements.

Notes to the Consolidated Financial Statements

Nicor Gas, a wholly owned subsidiary of Nicor, is one of the nation’s largest distributors of natural gas, serving 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.

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

Use of estimates.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts.  Actual results could differ from those estimates and such differences could be material.  Accounting estimates requiring significant management judgment involve accruals for legal, regulatory and environmental contingencies, unbilled revenues, the allowance for doubtful accounts receivable, postretirement benefit assets and liabilities, asset retirement obligations, income taxes and related assets and liabilities, the identification and valuation of derivative instruments, and potential asset impairments.

Reclassifications.  Certain reclassifications have been made to conform the prior years’ financial statements to the current year’s presentation.

Cash and cash equivalents.  Cash equivalents are comprised of highly liquid investments with an initial maturity of three months or less.  The carrying value of these investments approximates fair value because of their short maturity.

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which requires Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates.  If Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.

The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2007	2006
Regulatory assets
Regulatory postretirement asset - current	$5.2	$8.8
Regulatory postretirement asset - noncurrent	64.2	104.7
Deferred environmental costs	9.5	16.0
Unamortized losses on reacquired debt	16.5	17.6
Deferred rate case costs	2.6	3.0
Other	.1	1.0
	$98.1	$151.1

	2007	2006
Regulatory liabilities
Regulatory asset retirement cost liability – current	$8.0	$8.0
Regulatory asset retirement cost liability – noncurrent	720.7	676.7
Accrued gas costs	50.1	50.0
Regulatory income tax liability	49.5	53.8
Other	1.1	-
	$829.4	$788.5

The current portion of the regulatory postretirement asset is classified in current other assets and all other regulatory assets are classified in noncurrent other assets.  The current portion of the regulatory asset retirement cost liability is classified in current other liabilities.  Regulatory liabilities – Other is classified in noncurrent other liabilities.

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

Subject to rate regulation, Nicor Gas continues to accrue all future asset retirement costs through depreciation over the lives of its assets even when a legal retirement obligation does not exist or insufficient information exists to determine the fair value of the obligation.  Amounts charged to depreciation by Nicor Gas for future retirement costs in excess of the normal depreciation and accretion described above are classified as a regulatory asset retirement cost liability.

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

Derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the purchase of natural gas for customers.  These derivative instruments are reflected on the balance sheet at fair value.  Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, having no direct impact on earnings.  Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities and classified on the balance sheet as deferred or accrued gas costs, respectively.

At times, Nicor Gas enters into futures contracts, options, swap agreements and fixed-price purchase agreements to reduce the earnings impact of certain forecasted operating costs arising from fluctuations in natural gas prices.  These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost.  For those instruments carried at fair value, prior to 2007 hedge accounting was generally not elected and, accordingly, changes in such fair values were recorded in earnings as operating and maintenance expense.  At December 31, 2007, Nicor Gas had hedged a portion of its forecasted 2008 and 2009 natural gas purchases through the execution of swap agreements and has generally elected hedge accounting for such transactions.  There was no ineffectiveness and the deferred gains and losses associated with these instruments were insignificant.

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

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for 2007, 2006 and 2005 were $148.7 million, $144.4 million and $152.0 million, respectively.

Income taxes.  Nicor Gas files a consolidated federal income tax return with Nicor.  Income taxes are allocated to Nicor Gas based upon the tax liability which would have been incurred on a separate company basis.  Deferred income taxes are provided at the current statutory income tax rate for temporary differences between the tax basis (adjusted for related unrecognized tax benefits, if any) of an asset or liability and its reported amount in the financial statements.  Nicor Gas amortizes investment tax credits and regulatory income tax liabilities for deferred taxes in excess of the current statutory rate to income over the lives of the related properties.

2.      NEW ACCOUNTING PRONOUNCEMENTS

Uncertain tax positions.  The company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As of the date of adoption, the company recorded a cumulative effect adjustment that resulted in a decrease to retained earnings of $2.5 million.  This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The evaluation is based on a two-step approach.  The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority.  The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  In addition, previously recognized benefits from tax positions that no longer meet the new criteria are required to be derecognized.

Fair value measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. To the extent required, this Statement will be prospectively adopted by Nicor Gas effective January 1, 2008. Nicor Gas intends to elect the one-year deferral allowed under FSP SFAS No. 157-2 for certain nonfinancial assets and liabilities.  SFAS No. 157 is not presently expected to have a material impact on the company’s results of operations or financial condition.

Offsetting of amounts related to certain contracts.  In April 2007, FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts, was issued.  This FSP amends FIN 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Also, this FSP provides guidance on whether the receivable or liability recognized upon payment or receipt of cash collateral in a master netting agreement must be offset against fair value amounts recognized for contracts that have been offset in the same master netting agreement.  This FSP requires retrospective application and will be adopted by Nicor Gas effective January 1, 2008.  The company is currently evaluating this FSP and believes the impact it will have on the company’s financial condition will be immaterial.

Defined benefit pension and other postretirement plans. On December 31, 2006, Nicor Gas adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  In addition, SFAS No. 158 requires Nicor Gas to change its plan measurement date to match its fiscal year end.  Such provision is effective for Nicor Gas no later than December 31, 2008 and will be adopted prospectively at that time. In accordance with SFAS No. 158, Nicor Gas has elected to use a 15-month approach for transitioning from an October 1 measurement date to a December 31 measurement date.  An adjustment to retained earnings will be recorded on December 31, 2008 to account for the transition since the total impact will not be known until the December 31, 2008 valuation is complete.

3.      ASSET RETIREMENT OBLIGATIONS

Nicor Gas records AROs associated with services, mains and other components of the distribution system and buildings.  Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation.

The following table presents a reconciliation of the beginning and ending ARO for the years ended December 31, 2007 and 2006 (in millions):

	2007	2006
Beginning of period	$170.2	$164.4
Liabilities incurred during the period	2.3	2.2
Liabilities settled during the period	(3.2)	(3.2)
Accretion	9.7	9.5
Revision in estimated cash flows	-	(2.7)
End of period	$179.0	$170.2

Substantially all of the ARO is classified as a noncurrent liability.

4.      GAS IN STORAGE

Nicor Gas inventory is carried at cost on a LIFO basis.  Based on the average cost of gas purchased in December 2007 and 2006, the estimated replacement cost of inventory at December 31, 2007 and 2006 exceeded the LIFO cost by $415.7 million and $449.9 million, respectively.

During 2007, Nicor Gas liquidated 7 Bcf of its LIFO-based inventory at an average cost per Mcf of $5.81.  For gas purchased in 2007, the company’s average cost per Mcf was $0.93 higher than the average LIFO liquidation rate.  Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase cost, had the effect of decreasing the cost of gas in 2007 by $6.4 million.

During 2006, Nicor Gas liquidated 10 Bcf of its LIFO-based inventory at an average cost per Mcf of $6.81.  For gas purchased in 2006, the company’s average cost per Mcf was $0.28 lower than the LIFO liquidation rate.  Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase cost, had the effect of increasing the cost of gas in 2006 by $2.8 million.

There was no liquidation of LIFO layers during 2005.

Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, the LIFO liquidations in 2007 and 2006 had no impact on net income.

5.      SHORT-TERM AND LONG-TERM DEBT

In December 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036.  Proceeds from this issuance were applied to the $50 million 5.55 percent First Mortgage Bond series, which matured in December 2006.  Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $369 million and $350 million of commercial paper outstanding with a weighted-average interest rate of 4.2 percent and 5.4 percent at December 31, 2007 and 2006, respectively.

The company believes it is in compliance with all debt covenants.

The company incurred total interest expense of $34.2 million, $45.0 million, and $43.2 million in 2007, 2006 and 2005, respectively.  Interest expense is reported net of amounts capitalized.  Interest expense capitalized for the years ended December 31, 2007, 2006 and 2005 was $0.3 million, $0.7 million and $1.1 million, respectively.

6.      ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $189.3 million and $158.9 million at December 31, 2007 and 2006, respectively.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amount of short-term investments and short-term borrowings approximates fair value because of the short maturity of the instruments.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2007 and 2006 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding, including current maturities, was approximately $513 million and $518 million at December 31, 2007 and 2006, respectively.

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

	2007	2006

Current other assets	$1.8	$.3
Noncurrent other assets	.3	.1
	$2.1	$.4

Derivative instruments	$5.7	$48.0
Noncurrent other liabilities	.1	.7
	$5.8	$48.7

Nicor Gas maintains a margin account related to financial derivative transactions.  At December 31, 2007 and 2006, the balance of this account was $19.2 million and $13.0 million, respectively, and was reflected on the Consolidated Balance Sheets as Receivables.

8.	INCOME TAXES

The components of income tax expense are presented below (in millions):

	2007	2006	2005
Current
Federal	$30.9	$62.0	$87.1
State	5.7	16.5	20.4
	36.6	78.5	107.5
Deferred
Federal	(1.4)	(37.6)	(64.0)
State	1.1	(11.0)	(15.3)
	(0.3)	(48.6)	(79.3)

Amortization of investment tax credits, net	(2.1)	(2.1)	(2.1)
Income tax expense, net	$34.2	$27.8	$26.1

The temporary differences which gave rise to the net deferred tax liability at December 31 were as follows (in millions):

	2007	2006
Deferred tax liabilities
Property, plant and equipment	$286.2	$287.6
Employee benefits	15.0	14.8
Other	16.4	19.4
	317.6	321.8
Deferred tax assets
Unamortized investment tax credits	18.1	19.5
Other	40.0	45.7
	58.1	65.2
Net deferred tax liability	$259.5	$256.6

For purposes of computing deferred income tax assets and liabilities, temporary differences associated with regulatory assets and liabilities have been netted against related offsetting temporary differences.

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	4.6	4.4	4.6
Amortization of investment tax credits	(2.2)	(2.6)	(3.0)
Amortization of regulatory income tax liability	(1.7)	(1.7)	(2.3)
Medicare subsidy	(1.4)	(2.1)	(1.1)
Other, net	(.3)	(.8)	(.4)
Effective combined federal and state income tax rate	34.0%	32.2%	32.8%

The increase in the effective income tax rate in 2007 when compared to 2006 is primarily due to higher pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).  The decrease in the effective income tax rate in 2006 when compared to 2005 is primarily due to an increase in certain tax credits and permanent items, offset, in part, by higher pretax income.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and the IDR, respectively. As of December 31, 2007, the years that remain subject to examination by the IRS include years beginning after 2001, and the years that remain subject to examination by the IDR include years beginning after 2003.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority.  The company’s liability for unrecognized tax benefits was $0.6 million at December 31, 2007, all of which, if recognized, all of it would impact the company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$.7
Settlements	(.1)
Balance at December 31, 2007	$.6

If ultimate settlements vary from these estimated amounts recognized, the company does not anticipate any adjustment would result in a material change to its financial position.  However, the company anticipates that it is reasonably possible that a change in its unrecognized tax benefits could occur within 12 months, potentially decreasing its unrecognized tax benefits by up to $3 million or increasing its unrecognized tax benefits by up to $4 million.

The company recognizes accrued interest related to unrecognized tax benefits in interest expense, and penalties, if any, are recorded in operating expense.  In the fourth quarter of 2007, Nicor Gas recorded the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of the settlement, Nicor Gas reduced its reserve for interest payable by $10.4 million.  During the year ended December 31, 2007, the company recognized a benefit of approximately $8 million of interest.  The amounts recognized in operating expense related to penalties were insignificant.  The company had approximately $10 million accrued for the payment of interest at December 31, 2007.

In 2003, Nicor Gas received an income tax refund of approximately $100 million attributable to a tax loss carryback associated with a change in tax accounting method (which increased its deferred income tax liability) subject to IRS review and approval as part of normal ongoing audits.  Through December 31, 2004, the total current tax benefits previously recorded under this accounting method approximated $135 million (amounts recorded were offset by increases to the deferred tax liability with no net effect on reported net federal income tax expense).  In 2005, the IRS revised the regulations pertaining to the aforementioned tax accounting method.  The new regulations required repayment in 2005 and 2006 of amounts previously taken as current tax deductions.  During 2006 and 2005, the company reclassified income tax expense from deferred to current and repaid approximately $135 million equally over those years.  As disclosed in the preceding paragraph, the company recognized a benefit in interest expense due to a settlement with the IRS related to this issue.

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

The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the October 1 funded status of the plans to the corresponding asset (liability) recorded on the balance sheet at December 31 (in millions):

	Pension benefits		Health care and other benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of period	$271.3	$284.4	$193.7	$192.5
Service cost	9.1	9.4	2.3	2.4
Interest cost	15.1	14.9	10.9	10.3
Actuarial (gain) loss	(15.2)	(9.7)	1.3	.4
Participant contributions	-	-	1.1	.7
Medicare Part D reimbursements	-	-	1.2	-
Benefits paid	(17.1)	(27.7)	(13.6)	(12.6)
Benefit obligation at end of period	263.2	271.3	196.9	193.7

	Pension benefits		Health care and other benefits
	2007	2006	2007	2006
Change in plan assets
Fair value of plan assets at beginning of period	432.3	424.0	1.2	6.9
Actual return on plan assets	63.5	36.0	-	.2
Employer contributions	-	-	11.3	6.0
Participant contributions	-	-	1.1	.7
Benefits paid	(17.1)	(27.7)	(13.6)	(12.6)
Fair value of plan assets at end of period	478.7	432.3	-	1.2

Funded status	215.5	161.0	(196.9)	(192.5)
Contributions made after the measurement date	-	-	2.3	3.0
Other	-	-	(.9)	(1.2)
Postretirement benefit asset (liability)	$215.5	$161.0	$(195.5)	$(190.7)

Amounts classified on the balance sheet as of December 31 consist of (in millions):

	Pension benefits		Health care and other benefits
	2007	2006	2007	2006

Noncurrent assets	$215.5	$161.0	$-	$-
Current liabilities	-	-	(10.4)	(9.1)
Noncurrent liabilities	-	-	(185.1)	(181.6)
	$215.5	$161.0	$(195.5)	$(190.7)

The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in accumulated other comprehensive income.  However, to the extent Nicor Gas employees perform services for non-regulated affiliates and to the extent such employees are eligible to participate in these plans, the affiliates are charged for the cost of these benefits and the changes in the funded status relating to these employees are recorded in comprehensive income.

Postretirement benefit costs (credits) recorded within net regulatory assets and accumulated other comprehensive income, and changes thereto, were as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

January 1, 2007	$34.6	$78.2	$1.8	$4.2	$36.4	$82.4
Arising during period:
Net actuarial (gain) loss	(40.5)	1.3	(2.1)	-	(42.6)	1.3
Amortized to net periodic benefit cost (credit):
Net actuarial loss	-	(4.5)	-	(.2)	-	(4.7)
Net prior service (cost) benefit	(.5)	.1	-	-	(.5)	.1
December 31, 2007	$(6.4)	$75.1	$(.3)	$4.0	$(6.7)	$79.1

The balances as of December 31, 2007, relate primarily to unrecognized actuarial (gains) losses.

The associated amounts in net regulatory assets and accumulated other comprehensive income at December 31, 2007 that are expected to be amortized to net periodic benefit cost in 2008 are as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

Net actuarial loss	$-	$4.4	$-	$.2	$-	$4.6
Net prior service cost (benefit)	.4	(.1)	-	-	.4	(.1)
	$.4	$4.3	$-	$.2	$.4	$4.5

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $227.1 million and $233.4 million at October 1, 2007 and 2006, respectively.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in gas distribution operating and maintenance expense, net of amounts charged to affiliates.   Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2007	2006	2005	2007	2006	2005

Service cost	$9.1	$9.4	$9.3	$2.3	$2.4	$2.7
Interest cost	15.1	14.9	15.6	10.9	10.3	10.3
Expected return on plan assets	(36.0)	(34.8)	(33.2)	-	(.2)	(.9)
Recognized net actuarial loss	-	.2	1.6	4.7	5.0	4.9
Amortization of prior service cost	.5	.5	.6	(.1)	(.1)	(.1)
Net periodic benefit cost (credit)	$(11.3)	$(9.8)	$(6.1)	$17.8	$17.4	$16.9

Assumptions used to determine benefit obligations at October 1 included the following:

	Pension benefits		Health care and other benefits
	2007	2006	2007	2006

Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	3.75	3.75	3.75	3.75

The 2007 discount rate was determined by performing a bond matching study and referencing the Citigroup Pension Liability Index rate.  Periodically, the company will perform bond matching studies, using non-callable, high quality bonds (AA- or better), whose expected cash flows match the timing and amount of future benefit payments of the plans.  Such studies have historically yielded a single equivalent discount rate comparable to the Citigroup Pension Liability Index rate.

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on assets	8.50	8.50	8.50	8.50	8.50	8.50
Rate of compensation increase	3.75	3.75	4.00	3.75	3.75	4.00

Nicor Gas establishes its expected long-term return-on-asset assumption by considering historical and projected returns for each investment asset category.  Projected returns are calculated with the assistance of independent firms via probability-based models.  The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost.  The assumed rate of return on assets can have a significant effect on the amounts reported for pension benefits.  A one-percentage-point change in the assumed rate of return on assets would impact the net periodic pension credit by approximately $5 million.

Other assumptions used to determine the health care benefit obligation at October 1 were as follows:

	2007	2006
Health care cost trend rate	9.0%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Years to reach ultimate rate	6	5

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:

	2007	2006	2005
Health care cost trend rate	9.5%	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Years to reach ultimate rate	5	5	4

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	One-percent
	Increase	Decrease

Effect on total of service and interest cost components	$1.1	$(1.0)
Effect on benefit obligation	18.3	(15.6)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans whose prescription drug benefits are actuarially equivalent to the Medicare Part D benefit.  Nicor Gas has determined that the prescription drug benefits of its plan are actuarially equivalent and accordingly have reflected the effects of the subsidy in its determination of the benefit obligation and annual net periodic benefit cost.

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

	Target	Percentage of plan assets at October 1
Asset category	allocation	2007	2006

Equity securities	69%	69%	69%
Debt securities	31	31	31
	100%	100%	100%

The company does not expect to contribute to its pension plan in 2008 but does expect to contribute about $11.7 million to its other postretirement benefit plan in 2008.  The following table sets forth the benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending October 1	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2008	$17.9	$11.7	$(1.3)
2009	18.5	12.6	(1.4)
2010	18.9	13.5	(1.6)
2011	20.1	14.3	(1.6)
2012	21.3	15.0	(1.7)
2013-2017	136.7	84.2	(9.8)

Nicor Gas also has a separate unfunded supplemental retirement plan that is noncontributory with defined benefits.  Plan costs were $0.2 million, $0.3 million and $2.5 million in 2007, 2006 and 2005, respectively.  The projected benefit obligation associated with this plan was $2.4 million at December 31, 2007 and 2006.

The company also sponsors defined contribution plans covering substantially all employees.  These plans provide for employer matching contributions.  The total cost of these plans was $4.8 million in 2007, 2006 and 2005, respectively.

10.   DIVIDEND AND OTHER RESTRICTIONS

Nicor Gas is restricted by regulation in the amount it can dividend or loan to affiliates.  Dividends are allowed only to the extent of Nicor Gas’ retained earnings balance.   For restrictions regarding cash deposits from or advances to affiliates, see Note 12 – Related Party Transactions.

11.   BUSINESS SEGMENT INFORMATION

Revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2007	2006	2005

Bundled sales	$2,265.2	$2,087.8	$2,546.7
Transportation	155.9	158.8	151.9
Revenue taxes	149.6	147.7	156.4
Other	56.8	58.0	54.6
	$2,627.5	$2,452.3	$2,909.6

12.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the years ended December 31, 2007, 2006 and 2005, Nicor Gas had net charges to affiliates of $5.7 million, $7.4 million and $6.6 million, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at December 31, 2007 and 2006, due primarily to the seasonal cash requirements of the business.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the years ended December 31, 2007, 2006 and 2005, Nicor Gas recorded interest income of $0.4 million, $2.3 million and $1.8 million, respectively.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.  Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the years ended December 31, 2007, 2006 and 2005, Nicor Gas recorded revenues of $62.0 million, $76.0 million and $83.7 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.  As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes, and may pay or receive inventory imbalance adjustments.  Nicor Gas recorded negative margin of $2.7 million in 2007 and positive margin of $0.6 million in 2006 from Nicor Advanced Energy.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest.  Such transactions are governed by terms of an ICC order.  For the years ended December 31, 2007, 2006 and 2005, net charges from Nicor Enerchange were $22.7 million, $34.5 million and $30.3 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the years ended December 31, 2007, 2006 and 2005, charges from Nicor Enerchange were $0.7 million, $0.8 million and $0.9 million, respectively.

Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture of Nicor, that operates an interstate regulated natural gas pipeline of approximately 70 miles stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $10.3 million, $10.3 million and $10.4 million during the years ended December 31, 2007, 2006 and 2005, respectively, for natural gas transportation under rates that have been accepted by the FERC.

EN Engineering, L.L.C., a 50-percent-owned joint venture of Nicor that provides engineering and consulting services, charged Nicor Gas $4.8 million, $4.2 million and $4.4 million for engineering and corrosion services rendered in 2007, 2006 and 2005, respectively.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

13.   COMMITMENTS

As of December 31, 2007, Nicor Gas had purchase commitments with payments due as follows (in millions):

	Purchase obligations	Operating leases	Other long-term obligations

2008	$11.9	$1.1	$.5
2009	11.7	.5	.5
2010	11.7	.4	.5
2011	11.7	.4	.2
2012	5.3	.4	.2
After 2012	2.9	8.9	1.4
	$55.2	$11.7	$3.3

Purchase obligations consist of a natural gas transportation agreement and property, plant and equipment purchases. Operating leases are primarily for office space and equipment.  Rental expense under operating leases was $1.1 million, $1.1 million and $1.0 million in 2007, 2006 and 2005, respectively.  Other long-term obligations consist of redeemable preferred stock.

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

In March 2006, the ICC issued a rehearing order reducing the annual net rate increase to $49.7 million from the $54.2 million that had been approved in the earlier order.  Rate changes resulting from the rehearing order were prospective and went into effect on April 11, 2006.

As a result of the rate order which became effective in the fourth quarter of 2005, certain storage-related costs have been recorded in operating and maintenance expense.  Storage-related gas costs recorded in operating and maintenance expense during 2007, 2006 and 2005 totaled $14.9 million, $21.4 million and $6.5 million, respectively.  Storage-related gas costs incurred prior to the effective date of the rate order and recorded as cost of gas in 2005 totaled $11.1 million.

15.   GUARANTEES AND INDEMNITIES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  Aside from liabilities recorded in connection with coal tar clean-up, as discussed in Note 16 – Contingencies - Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification is immaterial, and no liability has been recorded for these indemnifications.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2007.

SEC and U.S. Attorney Inquiries.  In 2002, the staff of the SEC Division of Enforcement (“SEC Staff”) informed Nicor that the SEC was conducting a formal inquiry regarding the PBR plan.  A representative of the Office of the United States Attorney for the Northern District of Illinois (the “U.S. Attorney”) also notified Nicor that that office was conducting an inquiry on the same matter that the SEC was investigating, and a grand jury was also reviewing this matter.  In April 2004, Nicor was advised by the SEC Staff that it intended to recommend to the SEC that it bring a civil injunctive action against Nicor, alleging that Nicor violated Sections 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  In July 2006, Nicor announced that it reached a tentative agreement with the SEC Staff in settlement of an anticipated civil action to which Nicor and the SEC would be parties.  The SEC commissioners approved the settlement in March 2007, and a final judgment was entered by a federal court approving the settlement on April 30, 2007.  Under the terms of the settlement, Nicor was required to disgorge one dollar and pay a monetary fine of $10 million and is subject to an injunction prohibiting violations of certain provisions of the federal securities laws.  Nicor neither admits nor denies any wrongdoing.  In July 2006, Nicor deposited the $10 million in escrow.  Those funds were released following entry of the federal court judgment approving the settlement.  Nicor recorded a $10 million charge to its 2006 second quarter earnings in connection with this matter.  As the settlement is between Nicor and the SEC, Nicor Gas did not record a liability associated with the outcome of the SEC matter.  In December 2006, the U.S. Attorney advised that it was closing its separate inquiry and would not seek to prosecute the company in connection with this matter.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters.  The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas.  As of December 31, 2007, Nicor Gas had remaining an estimated liability of $2.8 million related to inspection, clean-up and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of clean-up costs for twenty-four sites, no portion of the clean-up costs for fourteen other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of December 31, 2007, the company had recorded a liability in connection with these matters of $15.2 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

PCBs.  In June 2007, Nicor Gas notified the USEPA of the discovery by Nicor Gas of PCBs at four homes in Park Ridge, Illinois.  Nicor Gas has cleaned up the PCBs at these four homes.  In July 2007, the USEPA issued a subpoena to Nicor Gas pursuant to Section 11 of the Toxic Substances Control Act.  In the subpoena, the USEPA indicated that it was investigating Nicor Gas’ identification of PCB-contaminated liquids in its distribution system.  The subpoena sought documents related to Nicor Gas’ pipeline liquids and the extent and location of PCBs contained therein.  The Illinois Attorney General made a similar request for information from Nicor Gas.  Nicor Gas has provided documentation to the USEPA and the Illinois Attorney General, including information about the presence of PCBs in its system, and has conducted sample testing at additional customer locations.  While Nicor is unable to predict the outcome of these inquiries or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of this matter is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois claiming that Nicor Gas has not provided information requested by the municipalities’ audit firm.  The action seeks an accounting and other unspecified relief against Nicor Gas. Nicor Gas has filed a motion to dismiss the action.  In December 2007, twenty-five additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor believes the assessments are improper and has challenged them.  While Nicor is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

17.   QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions):

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2007
Operating revenues	$1,208.4	$431.4	$238.9	$748.8
Operating income	51.1	12.2	5.4	27.7
Net income (loss)	38.4	4.8	(2.8)	25.9

2006
Operating revenues	$1,210.8	$338.1	$226.7	$676.7
Operating income	42.7	13.3	7.2	35.0
Net income (loss)	30.2	8.2	(1.6)	21.8

The first quarter of 2007 included a pretax mercury-related recovery of $8.0 million associated with Nicor Gas’ mercury inspection and repair program which included a reduction of $7.2 million to the company’s previously established reserve and $0.8 million in cost recoveries.  The fourth quarter of 2007 included the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of this settlement, Nicor Gas reduced its reserve for interest payable by $10.4 million.  The first quarter of 2006 included a mercury-related recovery of $3.8 million which was realized from a settlement reached with an independent contractor of Nicor Gas.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting.  Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.  Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the company's internal control over financial reporting.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees from Deloitte & Touche LLP for professional services rendered for the years ended December 31, 2007 and 2006 (in millions):

Fee Category	2007	2006

Audit fees	$1.4	$1.5
Audit-related fees	.1	.1
Total fees	$1.5	$1.6

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

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Deloitte & Touche LLP.  On an ongoing basis, management of Nicor Gas defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested.  The Audit Committee reviews these requests and advises management if the Committee approves the engagement of Deloitte & Touche LLP.  On a periodic basis, Nicor Gas’ management reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts.  In 2007, all services provided by Deloitte & Touche LLP were approved in advance by the Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)
1)	Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2)	Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	24
II	Valuation and Qualifying Accounts	54

Schedules other than those listed are omitted because they are not applicable.

3)	Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Gas Company

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to	Charged to				Balance
	beginning	costs and	other				at end
Description	of period	expenses	accounts		Deductions		of period

2007

Allowance for doubtful
accounts receivable	$30.9	$53.0	$-		$51.1	(a)	$32.8

Accrued mercury-related costs	13.2	-	-		10.4	(b)	2.8

Accrued manufactured gas plant
environmental costs	19.9	-	4.5	(c)	9.2	(b)	15.2

2006

Allowance for doubtful
accounts receivable	$30.1	$38.1	$-		$37.3	(a)	$30.9

Accrued mercury-related costs	17.5	-	-		4.3	(b)	13.2

Accrued manufactured gas plant
environmental costs	19.5	-	12.7	(c)	12.3	(b)	19.9

2005

Allowance for doubtful
accounts receivable	$19.7	$42.6	$-		$32.2	(a)	$30.1

Accrued mercury-related costs	20.2	-	-		2.7	(b)	17.5

Accrued manufactured gas plant
environmental costs	36.8	-	0.6	(c)	17.9	(b)	19.5

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

Nicor Gas Company

Date February 25, 2008		/s/ KAREN K. PEPPING
Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2008.

Signature		Title

/s/ RUSS M. STROBEL
Russ M. Strobel		Chairman, President and
(Principal Executive Officer)		Chief Executive Officer

/s/ RICHARD L. HAWLEY
Richard L. Hawley		Executive Vice President and
(Principal Financial Officer)		Chief Financial Officer

/s/ KAREN K. PEPPING
Karen K. Pepping		Vice President and Controller
(Principal Accounting Officer)

ROBERT M. BEAVERS, JR.*		Director

BRUCE P. BICKNER*		Director

JOHN H. BIRDSALL, III*		Director

NORMAN R. BOBINS*		Director

THOMAS A. DONAHOE*		Director

BRENDA J. GAINES*		Director

RAYMOND A. JEAN*		Director

DENNIS J. KELLER*		Director

R. EDEN MARTIN*		Director

GEORGIA R. NELSON*		Director

JOHN RAU*		Director

JOHN F. RIORDAN*		Director

	*	By /s/ RICHARD L. HAWLEY
Richard L. Hawley
(Attorney-in-fact)

Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders as Nicor Gas is a wholly owned subsidiary of Nicor Inc.

Exhibit Index

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006. (File No. 1-7296, Form 10-Q for June 30, 2006, Exhibit 3.01.)

3.02	*	Nicor Gas Company Amended and Restated By-laws effective as of December 1, 2007. (File No. 1-7296, Form 8-K for November 29, 2007, Exhibit 3.1.)

4.01	*	Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 1995, Exhibit 4.01.)

4.02	*	Indenture of Adoption of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954. (File No. 1-7296, Form 10-K for 1995, Exhibit 4.02.)

4.03	*
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

4.08	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.09.)

4.09	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.10.)

4.10	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.11.)

4.11	*	Supplemental Indenture, dated December 1, 2006, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2006, Exhibit 4.11.)

Exhibit
Number		Description of Document

10.01	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.02	*	Directors Compensation. (File No. 1-7296, Form 8-K for September 21, 2005, Northern Illinois Gas Company.)

10.03	*	5-Year Credit Agreement dated as of September 13, 2005. (File No. 1-7296, Form 10-Q for September 30, 2005, Northern Illinois Gas Company, Exhibit 10.03.)

10.04	*	First Amendment to the Northern Illinois Gas Company Supplemental Retirement Plan. (File No. 1-7296, Form 10-K for December 31, 2005, Northern Illinois Gas Company, Exhibit 10.05.)

10.05	*	2006 Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.01.)

10.06	*	1993 Interim Cooperative Agreement between Commonwealth Edison Company and Northern Illinois Gas Company. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.02.)

10.07	*	Amendment No. 1 to the 1993 Interim Cooperative Agreement. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.03.)

10.08	*	Amendment No. 2 to the 1993 Interim Cooperative Agreement. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.04.)

10.09	*	Amendment No. 3 to the 1993 Interim Cooperative Agreement. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.05.)

10.10	*	Second Amendment to the 5-Year Credit Agreement dated as of October 26, 2006. (File No. 1-7296, Form 10-Q for September 30, 2006, Northern Illinois Gas Company, Exhibit 10.02.)

10.11	*	2007 Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7296, Form 10-Q for March 31, 2007, Northern Illinois Gas Company, Exhibit 10.01.)

10.12	*	Nicor Gas Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7296, Form 10-Q for June 30, 2007, Northern Illinois Gas Company, Exhibit 10.01.)

10.13	*	Memorandum of Understanding between Nicor Gas and Commonwealth Edison Company. (File No. 1-7296, Form 10-Q for June 30, 2007, Northern Illinois Gas Company, Exhibit 99.01.)

10.14	*	210-Day Credit Agreement dated as of October 18, 2007. (File No. 1-7296, Form 10-Q for September 30, 2007, Northern Illinois Gas Company, Exhibit 10.01.)

10.15		Final Allocation Agreement between Nicor Gas and Commonwealth Edison Company dated as of January 3, 2008.

Exhibit
Number	Description of Document

12.01	Computation of Consolidated Ratio of Earnings to Fixed Charges.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Powers of Attorney.

31.01	Rule 13a-14(a)/15d-14(a) Certification.

31.02	Rule 13a-14(a)/15d-14(a) Certification.

32.01	Section 1350 Certification.

32.02	Section 1350 Certification.

*
These exhibits have been previously filed with the Securities and Exchange Commission as exhibits to registration statements or to other filings with the Commission and are incorporated herein as exhibits by reference.  The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.