Form 10-Q
period 2008-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2008-05-01
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [ ]

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

MMBtus.  Million British thermal units.

Nicor.  Nicor Inc., the parent company of Nicor Gas.

Nicor Gas.  Northern Illinois Gas Company (doing business as Nicor Gas Company), or the registrant.

NYMEX.  New York Mercantile Exchange

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended
	March 31
	2008	2007

Operating revenues (includes revenue taxes of $80.3 and $72.3, respectively)	$1,464.2	$1,208.4

Operating expenses
Cost of gas	1,186.7	948.4
Operating and maintenance	88.1	79.4
Depreciation	42.8	41.5
Taxes, other than income taxes	83.8	75.8
Income tax expense	17.1	20.2
Mercury-related recoveries, net	-	(8.0)
	1,418.5	1,157.3

Operating income	45.7	51.1

Other income (expense), net
Interest income	.3	.9
Other expense, net	(.3)	(.3)
Income tax expense on other income	-	(.2)
	-	.4

Interest expense
Interest on debt, net of amounts capitalized	9.8	10.8
Other	.3	2.3
	10.1	13.1

Net income	$35.6	$38.4

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Three months ended
	March 31
	2008	2007
		* As Adjusted
Operating activities
Net income	$35.6	$38.4
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	42.8	41.5
Deferred income tax expense (benefit)	1.9	(2.7)
Changes in assets and liabilities:
Receivables, less allowances	(252.1)	(167.6)
Gas in storage	111.6	149.9
Accrued gas costs	13.0	(32.9)
Derivative instruments	(102.6)	(64.8)
Other assets	1.5	20.6
Accounts payable and customer credit balances and deposits	(99.1)	(112.7)
Temporary LIFO inventory liquidation	559.0	409.5
Other liabilities	77.8	34.7
Other items	6.7	2.8
Net cash flow provided from operating activities	396.1	316.7

Investing activities
Additions to property, plant & equipment	(42.0)	(35.4)
Other investing activities	2.0	.9
Net cash flow used for investing activities	(40.0)	(34.5)

Financing activities
Net repayments of commercial paper with maturities
of 90 days or less	(341.0)	(270.0)
Dividends paid	(15.5)	(13.0)
Net cash flow used for financing activities	(356.5)	(283.0)

Net decrease in cash and cash equivalents	(.4)	(.8)

Cash and cash equivalents, beginning of period	.6	1.7

Cash and cash equivalents, end of period	$.2	$.9

*	Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	March 31	December 31	March 31
	2008	2007	2007
Assets		* As Adjusted	* As Adjusted

Gas distribution plant, at cost	$4,305.5	$4,279.7	$4,178.8
Less accumulated depreciation	1,678.7	1,655.6	1,597.7
Gas distribution plant, net	2,626.8	2,624.1	2,581.1

Current assets
Cash and cash equivalents	.2	.6	.9
Receivables, less allowances of $50.7,
$32.8 and $32.7, respectively	788.5	531.6	638.9
Receivables - affiliates	8.2	13.0	9.0
Gas in storage, at LIFO cost	1.3	112.9	3.1
Deferred income taxes	31.9	30.0	27.0
Derivative instruments	100.1	14.8	14.0
Other	32.5	63.0	34.4
Total current assets	962.7	765.9	727.3

Pension benefits	219.3	215.5	164.0
Other assets	134.8	104.8	150.2

Total assets	$3,943.6	$3,710.3	$3,622.6

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$372.9	$422.8	$497.5
Mandatorily redeemable preferred stock	3.1	3.1	3.6
Total long-term obligations	376.0	425.9	501.1

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	493.6	472.4	491.1
Accumulated other comprehensive income (loss), net	.1	(2.2)	(2.6)
Total common equity	678.0	654.5	672.8
Total capitalization	1,055.4	1,081.8	1,175.3

Current liabilities
Long-term obligations due within one year	125.5	75.5	.5
Short-term debt	28.0	369.0	80.0
Accounts payable	323.9	321.7	235.2
Customer credit balances and deposits	133.2	234.5	118.6
Temporary LIFO inventory liquidation	559.0	-	409.5
Accrued gas costs	63.1	50.1	17.1
Derivative instruments	1.0	16.2	18.8
Dividends payable	14.3	15.5	25.1
Other	144.3	68.7	102.6
Total current liabilities	1,392.3	1,151.2	1,007.4

Deferred credits and other liabilities
Regulatory asset retirement cost liability	730.4	720.7	687.5
Deferred income taxes	295.6	289.5	280.5
Health care and other postretirement benefits	185.4	185.1	183.0
Asset retirement obligation	178.4	177.2	170.8
Regulatory income tax liability	48.8	49.5	53.0
Unamortized investment tax credits	26.9	27.5	29.1
Other	30.4	27.8	36.0
Total deferred credits and other liabilities	1,495.9	1,477.3	1,439.9

Commitments and contingencies

Total capitalization and liabilities	$3,943.6	$3,710.3	$3,622.6

*		Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2007 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments and an adjustment to reflect the change in accounting policy as described in Note 3 – New Accounting Pronouncements) necessary for a fair statement of the results for the interim periods presented.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

2.	ACCOUNTING POLICIES

Gas in storage.  Gas inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of March 31, 2008 is expected to be restored prior to year-end.

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

The company had regulatory assets and liabilities as follows (in millions):

	March 31	December 31	March 31
	2008	2007	2007
Regulatory assets
Regulatory postretirement asset – current	$5.2	$5.2	$8.8
Regulatory postretirement asset – noncurrent	63.1	64.2	103.5
Deferred environmental costs	7.0	9.5	12.4
Unamortized losses on reacquired debt	16.2	16.5	17.3
Deferred rate case costs	3.3	2.6	2.9
Other	.1	.1	.7
	$94.9	$98.1	$145.6

	March 31	December 31	March 31
	2008	2007	2007
Regulatory liabilities
Regulatory asset retirement cost liability – current	$8.0	$8.0	$8.0
Regulatory asset retirement cost liability – noncurrent	730.4	720.7	687.5
Accrued gas costs	63.1	50.1	17.1
Regulatory income tax liability	48.8	49.5	53.0
Other	4.5	1.1	2.6
	$854.8	$829.4	$768.2

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

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the quarters ended March 31, 2008 and 2007 were $78.9 million and $71.1 million, respectively.

Mercury-related recoveries, net.  Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.

Reclassifications.  Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Fair value measurements.  Effective January 1, 2008, the company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value measurements.  This Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. It also provides for immediate recognition of trade-date gains and losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs.  Nicor elected the one-year deferral allowed by FSP SFAS 157-2, Effective Date of FASB Statement No. 157, for certain nonfinancial assets and liabilities.  As it applies to Nicor Gas, the deferral pertains to fair value measurements for intangible assets and asset retirement obligations.  The effect of adopting SFAS No. 157 was not material to Nicor Gas’ results of operations or financial condition for the quarter ended March 31, 2008.

Offsetting of amounts related to certain contracts.  Effective January 1, 2008, Nicor Gas adopted FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts.  This FSP amends FIN 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Also, this FSP provides guidance on whether the receivable or liability recognized upon payment or receipt of cash collateral in a master netting agreement must be offset against fair value amounts recognized for contracts that have been offset in the same master netting agreement.   Upon

adoption of this FSP, the company elected not to offset fair value assets and liabilities recognized for derivative instruments.  As a result, any related cash collateral is not offset against the derivatives.

This FSP was required to be applied retrospectively to all periods presented, and accordingly, the company’s Condensed Consolidated Balance Sheets line items increased (decreased) by the following amounts (in millions):

	March 31 2008	December 31 2007	March 31 2007

Receivables	$(34.5)	$(19.2)	$(17.5)
Current other assets	63.2	28.2	21.0
Current other liabilities	28.7	9.0	3.5

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

4.	SHORT-TERM AND LONG-TERM DEBT

In April 2008, Nicor Gas entered into an agreement for the issuance of $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The issuance is expected to occur, subject to the satisfaction of the conditions in the underlying agreements, on the maturity date of the $75 million 5.875 percent First Mortgage Bond series due in August 2008.

In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $28 million, $369 million and $80 million of commercial paper borrowings outstanding at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

The company believes it is in compliance with all debt covenants.

5.	INCOME TAXES

The effective income tax rate for the quarter ended March 31, 2008 decreased to 32.4 percent from 34.7 percent for the prior-year period.  The lower rate for the first quarter of 2008 is primarily due to lower projected annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).

6.	ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $234.3 million, $189.3 million and $171.6 million at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

7.	FAIR VALUE

Effective January 1, 2008, SFAS No. 157, Fair Value Measurements, defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable.  For assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets, the table below categorizes those fair values across the three levels as of March 31, 2008 (in millions):

	Fair Value Amount
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Commodity Derivatives:
Financial - current	$63.1	$27.9	$-	$91.0
Financial - noncurrent	-	2.4	-	2.4
Physical - current	-	1.7	7.4	9.1
Physical - noncurrent	-	-	.2	.2
Total	$63.1	$32.0	$7.6	$102.7

Liabilities
Commodity Derivatives:
Financial - current	$.1	$-	$-	$.1
Physical - current	-	-	.9	.9
Total	$.1	$-	$.9	$1.0

When available and appropriate, the company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1.  Level 1 values only include derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; these over-the-counter items are classified within Level 2.  In certain instances, the company may be required to use one or more significant unobservable inputs for a model-derived valuation; the resulting valuation is classified as Level 3.

The majority of derivatives held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers, and therefore their values do not affect net income, as their settlement is passed directly through to customers without markup, subject to ICC review.  The change in fair value for these derivatives is accounted for through regulatory assets and liabilities.

The current portions of the derivatives are stated separately within current assets and current liabilities on the Condensed Consolidated Balance Sheets. The noncurrent portions of the derivatives are classified in noncurrent other.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balance for the quarter ended March 31, 2008 (in millions):

Beginning of period	$7.5
Net unrealized gains included in regulatory assets and liabilities	5.9
Settlements	(6.7)
End of period	$6.7

Nicor Gas maintains margin accounts related to financial derivative transactions.  As of March 31, 2008, Nicor Gas recorded $28.6 million in current other liabilities related to margin accounts.  The company’s policy is not to offset fair value assets and liabilities recognized for derivative instruments or any related margin account.

The recorded amount of short-term investments, restricted short-term investments, and short-term borrowings approximates fair value because of the short maturity of the instruments.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2008, December 31, 2007 and March 31, 2007 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $510 million at March 31, 2008, $513 million at December 31, 2007, and $518 million at March 31, 2007.

8.	POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998.  Pension benefits are based on years of service and highest average salary for management employees and job level for unionized employees.  The benefit obligation related to collectively bargained benefits considers the company’s past practice of regular benefit increases to reflect current wages.  Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes limits on the company’s share of cost for employees hired after 1982.  The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.  To the extent Nicor Gas employees perform services for non-regulated affiliates and to the extent such employees are eligible to participate in these plans, the affiliates are charged for the cost of these benefits.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
Three months ended March 31	2008	2007	2008	2007

Service cost	$2.1	$2.3	$.5	$.6
Interest cost	4.0	3.8	3.0	2.7
Expected return on plan assets	(10.0)	(9.0)	-	-
Recognized net actuarial loss	-	-	1.2	1.2
Amortization of prior service cost	.1	.1	-	-
Net periodic benefit cost (credit)	$(3.8)	$(2.8)	$4.7	$4.5

9.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended
	March 31
	2008	2007

Net income	$35.6	$38.4
Other comprehensive income, after tax	2.3	.6
Total comprehensive income	$37.9	$39.0

Other comprehensive income consists primarily of net unrealized gains from derivative financial instruments accounted for as cash flow hedges.

10.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the three months ended March 31, 2008 and 2007, Nicor Gas had net charges to affiliates of $3.7 million and $4.8 million, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, due primarily to the seasonal cash requirements of the business.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three months ended March 31, 2008 and 2007, Nicor Gas recorded no interest income.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.  Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three months ended March 31, 2008 and 2007, Nicor Gas recorded revenues of $26.3 million and $29.2 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.  As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes, and may pay or receive inventory imbalance adjustments.  Nicor Gas recorded positive margin of $3.0 million and $0.5 million, respectively, from Nicor Advanced Energy for the three months ended March 31, 2008 and 2007.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest.  Such transactions are governed by terms of an ICC order.  For the three months ended March 31, 2008 and 2007, net charges to (from) Nicor Enerchange were $1.4 million and $(4.9) million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the three months ended March 31, 2008 and 2007, charges from Nicor Enerchange were $0.2 million for both periods.

Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture of Nicor, that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $2.5 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively, for natural gas transportation under rates that have been accepted by the FERC.

EN Engineering L.L.C., a 50-percent-owned joint venture of Nicor that provides engineering and consulting services, charged Nicor Gas $1.5 million and $1.0 million for engineering and corrosion services rendered for the three months ended March 31, 2008 and 2007, respectively.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

11.	RATE PROCEEDING

On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates of $140.3 million.  The company’s filing provides for a rate of return on rate base of 9.21 percent, which reflects an 11.05 percent cost of common equity.  The requested rate increase is needed to recover higher operating costs and increased capital investments.

In its rate filing, Nicor Gas has proposed some new rate adjustment mechanisms.  These include mechanisms that would adjust rates to reflect certain changes in the company’s bad debt expense and cost of gas used for operations.  Also included are a volume balancing rider that would adjust rates to recover fixed costs, an energy efficiency rider that would fund energy efficiency programs and a rider that would adjust rates to recover a portion of capital expenditures incurred to replace certain older infrastructure.

The ICC normally has 11 months to complete its review of the filing and to issue an order.  The proposed rate increase is expected to be suspended pending the completion of the ICC’s review.

12.	GUARANTEES AND INDEMNITIES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  Aside from liabilities recorded in connection with coal tar clean-up, as discussed in Note 13 – Contingencies – Manufactured Gas Plant Sites, Nicor Gas believes that the likelihood of payment under these indemnifications is either remote, or the fair value of the indemnification was immaterial, and no liability has been recorded for these indemnifications.

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

In 2004, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT.  Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2008.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters.  The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas.  As of March 31, 2008, Nicor Gas had remaining an estimated liability of $2.5 million related to inspection, clean-up and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.

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

Nicor Gas continues to pursue recovery from insurers and independent contractors that had performed work for the company.  In the first quarter of 2007, the company recorded a net recovery of approximately $0.8 million.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of clean-up costs for twenty-four sites, no portion of the clean-up costs for fourteen other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the arbitration panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of March 31, 2008, the company had recorded a liability in connection with these matters of $15.0 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the clean-up of a former manufactured gas plant site in Oak Park, Illinois was inadequate.  Additional lawsuits were later filed related to this same former manufactured gas plant site.  These lawsuits have sought, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages.  An agreement in principle to settle the purported class action was reached in the first quarter of 2006 at which time a $2.3 million reserve for this matter was recorded by the company.  The settlement was approved by the trial court and the lawsuit was dismissed during the second quarter of 2007.  Under the settlement, the company made a payment of $2.2 million which was charged against the previously established reserve.  The remaining lawsuits relating to the Oak Park site were settled and the claims dismissed during the first quarter of 2008. In accordance with ICC authorization, the company expects to recover costs of such settlement from its customers, subject to an annual prudence review.

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

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois claiming that Nicor Gas has not provided information requested by the municipalities’ audit firm.  The action seeks an accounting and other unspecified relief against Nicor Gas. Nicor Gas has filed a motion to dismiss the action.  In December 2007, twenty-five additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor Gas believes the assessments are improper and has challenged them.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor Gas 2007 Annual Report on Form 10-K.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas’ results as reported for the three-month period ended March 31, 2008 and 2007 (in millions):

	Three months ended
	March 31
	2008	2007

Operating income	$45.7	$51.1

Net income	$35.6	$38.4

Net income decreased $2.8 million in the first quarter of 2008 when compared to the prior-year period due to higher operating and maintenance expense ($8.7 million pretax increase), the absence of mercury-related recoveries recorded during the first quarter of 2007 ($8.0 million pretax decrease) and higher depreciation expense ($1.3 million pretax increase), partially offset by higher margin ($9.7 million pretax increase).

Rate proceeding.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates of $140.3 million.  The company’s filing provides for a rate of return on rate base of 9.21 percent, which reflects an 11.05 percent cost of common equity.  The requested rate increase is needed to recover higher operating costs and increased capital investments.

In its rate filing, Nicor Gas has proposed some new rate adjustment mechanisms.  These include mechanisms that would adjust rates to reflect certain changes in the company’s bad debt expense and cost of gas used for operations.  Also included are a volume balancing rider that would adjust rates to recover fixed costs, an energy efficiency rider that would fund energy efficiency programs and a rider that would adjust rates to recover a portion of capital expenditures incurred to replace certain older infrastructure.

The ICC normally has 11 months to complete its review of the filing and to issue an order.  The proposed rate increase is expected to be suspended pending the completion of the ICC’s review.

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  For the first quarter of 2008 compared to the prior-year period, revenues increased $255.8 million due to higher natural gas costs (approximately $170 million increase) and colder weather in 2008 (approximately $100 million increase).

Margin.  Nicor Gas utilizes a measure it refers to as “margin” to evaluate the operating income impact of revenues.  Revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee.  These items often cause significant fluctuations in revenues, with equal and offsetting fluctuations in cost of gas and revenue tax expense, with no direct impact on margin.

A reconciliation of revenues and margin follows (in millions):

	Three months ended
	March 31
	2008	2007

Revenues	$1,464.2	$1,208.4
Cost of gas	(1,186.7)	(948.4)
Revenue tax expense	(78.9)	(71.1)
Margin	$198.6	$188.9

Margin increased $9.7 million in the first quarter of 2008 compared with the corresponding prior-year period due primarily to colder weather in 2008 (approximately $7 million increase) and the impact of customer interest (approximately $2 million increase).

Operating and maintenance expense.  Operating and maintenance expense increased $8.7 million to $88.1 million in the first quarter of 2008 from $79.4 million in the prior-year period due to higher bad debt expense ($10.6 million increase).

Mercury-related recoveries, net.  Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  The first quarter 2007 net recoveries reflected a $7.2 million reserve adjustment and $0.8 million in cost recoveries.  Additional information about the company’s mercury inspection and repair program is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies – Mercury.

Interest income.  Interest income decreased $0.6 million for the first quarter of 2008 over the corresponding prior-year period due to lower investment balances and lower average interest rates.

Income tax expense.  The effective income tax rate for the quarter ended March 31, 2008 decreased to 32.4 percent from 34.7 percent for the prior-year period.  The lower rate for first quarter of 2008 is primarily due to lower projected annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income).

Interest expense.  Interest expense for the first quarter of 2008 decreased $3.0 million compared to the corresponding prior-year period due to lower estimated interest on income tax matters ($1.9 million decrease), lower average interest rates ($0.6 million decrease) and lower average borrowing levels ($0.5 million decrease).

Nicor Gas Company
Operating Statistics

	Three months ended
	March 31
	2008	2007
Operating revenues (millions)
Sales
Residential	$1,013.2	$837.8
Commercial	249.7	195.2
Industrial	31.0	23.8
	1,293.9	1,056.8
Transportation
Residential	13.2	9.6
Commercial	31.2	28.9
Industrial	11.8	11.3
Other	17.2	8.0
	73.4	57.8
Other revenues
Revenue taxes	80.3	72.3
Environmental cost recovery	5.0	5.5
Chicago Hub	3.4	7.5
Other	8.2	8.5
	96.9	93.8
	$1,464.2	$1,208.4
Deliveries (Bcf)
Sales
Residential	104.2	99.8
Commercial	25.8	23.3
Industrial	3.3	3.0
	133.3	126.1
Transportation
Residential	11.7	9.3
Commercial	40.5	36.8
Industrial	32.3	32.8
	84.5	78.9
	217.8	205.0
Customers at end of period (thousands)
Sales
Residential	1,789	1,810
Commercial	130	126
Industrial	8	7
	1,927	1,943
Transportation
Residential	197	167
Commercial	53	56
Industrial	6	6
	256	229
	2,183	2,172
Other statistics
Degree days	3,272	3,018
Colder than normal (1)	9%	1%
Average gas cost per Mcf sold	$8.86	$7.41

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital.  These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.

Operating cash flows.  The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities increased $79.4 million to $396.1 million in the first quarter of 2008 from $316.7 million in the prior-year period.

Nicor Gas maintains a margin account related to financial derivative transactions.  This margin account may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities increased $5.5 million to $40.0 million for the first quarter of 2008 compared to $34.5 million in the prior-year period.

Financing activities.  The current credit ratings for Nicor Gas have not changed since the filing of the December 31, 2007 Annual Report on Form 10-K.  In April 2008, Standard & Poor’s affirmed its credit ratings and changed its outlook from Negative to Stable.  The company believes it is in compliance with all debt covenants.

Long-term debt.  In April 2008, Nicor Gas entered into an agreement for the issuance of $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The issuance is expected to occur, subject to the satisfaction of the conditions in the underlying agreements, on the maturity date of the $75 million 5.875 percent First Mortgage Bond series due in August 2008.

The company expects to refinance the $50 million First Mortgage Bonds due in February 2009.

Short-term debt.  In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expires in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $28 million, $369 million and $80 million of commercial paper borrowings outstanding at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.  As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish later in 2008.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

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

In 2004, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from EKT.  Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2008.

Mercury.  Information about mercury contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies – Mercury.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites.  Additional information about these sites is presented in

Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies – Manufactured Gas Plant Sites.

PCBs.  Information about PCB contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies – PCBs.

Municipal Tax Matters.  Information about municipal tax contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies – Municipal Tax Matters.

Other contingencies.  The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2007 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

For information concerning SFAS No. 157, Fair Value Measurements, FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, see Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 3 – New Accounting Pronouncements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in natural gas commodity prices and interest rates.  Nicor Gas’ practice is to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

There has been no material change in the company's exposure to market risk since the filing of the 2007 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies, which is incorporated herein by reference.

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

Nicor Gas Company

May 1, 2008	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)