Form 10-Q
period 2008-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2008-08-04
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended June 30, 2008

or

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

NYMEX.  New York Mercantile Exchange.

PBR.  Performance-based rate, a regulatory plan which ended on January 1, 2003, that provided economic incentives based on natural gas cost performance.

PCBs.  Polychlorinated Biphenyls.

PGA.  Purchased Gas Adjustment.

SEC.  The United States Securities and Exchange Commission.

SFAS.  Statement of Financial Accounting Standards.

USEPA.  United States Environmental Protection Agency.

ii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Operating revenues (includes revenue taxes
of $36.7, $28.9, $117.0 and $101.2, respectively)	$560.1	$431.4	$2,024.3	$1,639.8

Operating expenses
Cost of gas	396.2	281.6	1,582.9	1,230.0
Operating and maintenance	59.5	61.7	147.6	141.1
Depreciation	42.9	41.5	85.7	83.0
Taxes, other than income taxes	40.6	33.3	124.4	109.1
Income tax expense	2.7	1.1	19.8	21.3
Mercury-related recoveries, net	-	-	-	(8.0)
	541.9	419.2	1,960.4	1,576.5

Operating income	18.2	12.2	63.9	63.3

Other income (expense), net
Property sale gains	-	.8	-	.8
Interest income	3.5	2.5	3.8	3.4
Other expense, net	(.3)	-	(.6)	(.3)
Income tax expense on other income	(1.3)	(1.3)	(1.3)	(1.5)
	1.9	2.0	1.9	2.4

Interest expense
Interest on debt, net of amounts capitalized	8.2	8.2	18.0	19.0
Other	2.0	1.2	2.3	3.5
	10.2	9.4	20.3	22.5

Net income	$9.9	$4.8	$45.5	$43.2

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Six months ended
	June 30
	2008	2007
		* As Adjusted
Operating activities
Net income	$45.5	$43.2
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	85.7	83.0
Deferred income tax benefit	(19.6)	(4.5)
Gain on sale of property, plant and equipment	-	(.8)
Changes in assets and liabilities:
Receivables, less allowances	171.7	200.3
Gas in storage	104.6	146.1
Accrued gas costs	41.2	(43.9)
Derivative instruments	(177.0)	(28.7)
Margin accounts - derivative instruments	105.4	(9.4)
Prepaid pension costs	(7.7)	(5.9)
Other assets	(22.0)	(.3)
Accounts payable and customer credit balances and deposits	(1.2)	(33.8)
Temporary LIFO inventory liquidation	399.2	263.0
Other liabilities	(4.3)	(10.1)
Other items	(2.4)	(.1)
Net cash flow provided from operating activities	719.1	598.1

Investing activities
Additions to property, plant & equipment	(89.4)	(69.5)
Increase in balance in Nicor cash management pool	-	(26.0)
Other investing activities	3.1	1.7
Net cash flow used for investing activities	(86.3)	(93.8)

Financing activities
Disbursements to retire long-term obligations	(.5)	-
Net repayments of commercial paper with maturities
of 90 days or less	(369.0)	(350.0)
Dividends paid	(29.8)	(38.1)
Net cash flow used for financing activities	(399.3)	(388.1)

Net increase in cash and cash equivalents	233.5	116.2

Cash and cash equivalents, beginning of period	.6	1.7

Cash and cash equivalents, end of period	$234.1	$117.9

* Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	June 30	December 31	June 30
	2008	2007	2007
Assets		* As Adjusted	* As Adjusted

Gas distribution plant, at cost	$4,348.2	$4,279.7	$4,205.6
Less accumulated depreciation	1,699.2	1,655.6	1,618.0
Gas distribution plant, net	2,649.0	2,624.1	2,587.6

Current assets
Cash and cash equivalents	234.1	.6	117.9
Deposits in Nicor cash management pool	-	-	26.0
Receivables, less allowances of $53.5, $32.8 and $32.4, respectively	365.6	531.6	273.5
Receivables - affiliates	7.3	13.0	6.5
Gas in storage, at LIFO cost	8.3	112.9	6.9
Deferred income taxes	50.5	30.0	25.5
Derivative instruments	173.2	14.8	8.6
Other	33.7	63.0	67.1
Total current assets	872.7	765.9	532.0

Pension benefits	223.2	215.5	166.9
Other assets	141.3	104.8	149.5

Total assets	$3,886.2	$3,710.3	$3,436.0

Capitalization and Liabilities
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$372.9	$422.8	$497.6
Mandatorily redeemable preferred stock	2.6	3.1	3.1
Total long-term obligations	375.5	425.9	500.7

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	493.6	472.4	495.8
Accumulated other comprehensive income (loss), net	2.1	(2.2)	(2.8)
Total common equity	680.0	654.5	677.3
Total capitalization	1,056.9	1,081.8	1,179.4

Current liabilities
Long-term obligations due within one year	125.5	75.5	.5
Short-term debt	-	369.0	-
Accounts payable	416.5	321.7	276.2
Customer credit balances and deposits	138.5	234.5	156.5
Temporary LIFO inventory liquidation	399.2	-	263.0
Accrued gas costs	91.3	50.1	6.1
Derivative instruments	1.4	16.2	46.9
Dividends payable	10.0	15.5	-
Margin accounts - derivative instruments	79.3	-	-
Other	59.9	68.7	64.0
Total current liabilities	1,321.6	1,151.2	813.2

Deferred credits and other liabilities
Regulatory asset retirement cost liability	739.8	720.7	698.4
Deferred income taxes	294.8	289.5	277.7
Health care and other postretirement benefits	186.2	185.1	183.3
Asset retirement obligation	181.3	177.2	172.9
Regulatory income tax liability	48.1	49.5	52.2
Unamortized investment tax credits	26.4	27.5	28.6
Other	31.1	27.8	30.3
Total deferred credits and other liabilities	1,507.7	1,477.3	1,443.4

Commitments and contingencies

Total capitalization and liabilities	$3,886.2	$3,710.3	$3,436.0

*		Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments and adjustments to reflect the changes in accounting policy as described in Note 3 – New Accounting Pronouncements) necessary for a fair statement of the results for the interim periods presented.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

2.	ACCOUNTING POLICIES

Gas in storage.  Gas inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of June 30, 2008 is expected to be restored prior to year-end.

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

The company had regulatory assets and liabilities as follows (in millions):

	June 30	December 31	June 30
	2008	2007	2007
Regulatory assets
Regulatory postretirement asset – current	$5.2	$5.2	$8.8
Regulatory postretirement asset – noncurrent	61.9	64.2	102.2
Deferred environmental costs	8.0	9.5	11.7
Unamortized losses on reacquired debt	15.9	16.5	17.0
Deferred rate case costs	4.2	2.6	2.8
Other	.1	.1	1.4
	$95.3	$98.1	$143.9

	June 30	December 31	June 30
	2008	2007	2007
Regulatory liabilities
Regulatory asset retirement cost liability – current	$8.0	$8.0	$8.0
Regulatory asset retirement cost liability – noncurrent	739.8	720.7	698.4
Accrued gas costs	91.3	50.1	6.1
Regulatory income tax liability	48.1	49.5	52.2
Other	6.1	1.1	-
	$893.3	$829.4	$764.7

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

Revenue taxes. Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and six months ended June 30, 2008 were $36.1 million and $115.0 million, respectively, and $28.5 million and $99.6 million, respectively, for the same periods ending June 30, 2007.

Mercury-related recoveries, net.  Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.

Reclassifications.  Certain reclassifications have been made to conform the prior year’s financial statements to the current year’s presentation.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Fair value measurements.    Effective January 1, 2008, the company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value measurements.  This Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. It also provides for immediate recognition of trade-date gains and losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs.  Nicor elected the one-year deferral allowed by FSP SFAS 157-2, Effective Date of FASB Statement No. 157, for certain nonfinancial assets and liabilities.  As it applies to Nicor Gas, the deferral pertains to fair value measurements for intangible assets and asset retirement obligations.  The effect of adopting SFAS No. 157 was not material to Nicor Gas’ results of operations or financial condition.

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

This FSP was required to be applied retrospectively to all prior periods. As a result of the application of this FSP, the company’s Condensed Consolidated Balance Sheets line items increased (decreased) by the following amounts (in millions):

	June 30 2008	December 31 2007	June 30 2007

Assets
Receivables	$(32.6)	$(19.2)	$(22.5)
Derivative instruments	111.9	2.1	.5
Current other assets	-	26.1	43.1
Liabilities
Derivative instruments	$-	$9.0	$21.1
Margin accounts – derivative instruments	79.3	-	-

Defined benefit pension and other postretirement plans. On December 31, 2006, Nicor Gas adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  In addition, SFAS No. 158 requires Nicor Gas to change its plan measurement date to match its fiscal year-end.  Such provision is effective for Nicor Gas no later than December 31, 2008 and will be adopted prospectively at that time.  In accordance with SFAS No. 158, Nicor Gas has elected to use a 15-month approach for transitioning from an October 1 measurement date to a December 31 measurement date.  An adjustment to retained earnings will be recorded on December 31, 2008 to account for the transition since the total impact will not be known until the December 31, 2008 actuarial valuation of the plan is complete.

4.         SHORT-TERM AND LONG-TERM DEBT

In April 2008, Nicor Gas entered into an agreement for the issuance of $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The issuance is expected to occur, subject to the satisfaction of the conditions in the underlying agreements, on the maturity date of the $75 million 5.875 percent First Mortgage Bond series due in August 2008.

In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expired in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $369 million of commercial paper borrowings outstanding at December 31, 2007.  The company had no commercial paper borrowings outstanding at June 30, 2008 and 2007.

The company believes it is in compliance with all debt covenants.

5.	INCOME TAXES

The effective income tax rate for the three months ended June 30, 2008 decreased to 29.0 percent from 32.9 percent for the prior-year period.  The effective income tax rate for the six months ended June 30, 2008 decreased to 31.6 percent from 34.5 percent for the prior-year period.  The lower effective income tax rate for the first six months of 2008 is due primarily to lower projected annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income) and tax reserve adjustments.

The company’s liability for unrecognized tax benefits was $7.5 million at June 30, 2008 almost none of which, if recognized, would impact the company’s effective tax rate.  The increase in unrecognized tax benefits from $0.6 million at December 31, 2007 is due primarily to an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures.  The company believes that it is reasonably possible that a change in its unrecognized tax benefits could occur within 12 months, potentially increasing by $1 million or decreasing by $8 million its unrecognized tax benefits.

The company has approximately $6 million of net interest receivable related to interest and penalties at June 30, 2008 compared with $10 million of net interest payable related to interest and penalties at December 31, 2007.  The change is due primarily to an interest payment made in the second quarter of 2008.

6.	ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $56.7 million, $189.3 million and $59.9 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

7.	FAIR VALUE

Effective January 1, 2008, SFAS No. 157, Fair Value Measurements, defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable.  For assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets, the table below categorizes those fair values across the three levels as of June 30, 2008 (in millions):

	Fair Value Amount
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Commodity Derivatives:
Financial - current	$113.4	$50.5	$-	$163.9
Financial - noncurrent	-	3.3	-	3.3
Physical - current	-	2.0	7.3	9.3
Physical - noncurrent	-	-	1.0	1.0
Total	$113.4	$55.8	$8.3	$177.5

Liabilities
Commodity Derivatives:
Physical - current	$-	$.2	$1.2	$1.4
Total	$-	$.2	$1.2	$1.4

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balance for the periods ended June 30, 2008 (in millions):

	Three months ended	Six months ended

Beginning of Period	$6.7	$7.5
Net realized/unrealized gains included in regulatory assets and liabilities	-	5.9
Settlements, net of purchases	(.8)	(7.5)
Transfers in and/or out of Level 3	1.2	1.2
End of period	$7.1	$7.1

Nicor Gas maintains margin accounts related to financial derivative transactions.  As of June 30, 2008, Nicor Gas recorded $79.3 million in margin accounts - derivative instruments related to margin accounts.  The company’s policy is not to offset fair value assets and liabilities recognized for derivative instruments or any related margin account.

The recorded amount of short-term investments, restricted short-term investments, and short-term borrowings approximates fair value because of the short maturity of the instruments.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2008, December 31, 2007 and June 30, 2007 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $503 million at June 30, 2008, $513 million at December 31, 2007, and $505 million at June 30, 2007.

8.	POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998.  Pension benefits are based on years of service and highest average salary for management employees and job level for collectively bargained employees.  The benefit obligation related to collectively bargained employee benefits considers the company’s past practice of regular benefit increases to reflect current wages.  Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes limits on the company’s share of cost for employees hired after 1982.  The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.  To the extent Nicor Gas employees perform services for non-regulated affiliates and to the extent such employees are eligible to participate in these plans, the affiliates are charged for the cost of these benefits.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2008	2007	2008	2007
Three months ended June 30
Service cost	$2.2	$2.3	$.5	$.6
Interest cost	3.9	3.8	3.0	2.7
Expected return on plan assets	(10.0)	(9.0)	-	-
Recognized net actuarial loss	-	-	1.1	1.2
Amortization of prior service cost	.1	.1	-	-
Net periodic benefit cost (credit)	$(3.8)	$(2.8)	$4.6	$4.5

Six months ended June 30
Service cost	$4.3	$4.6	$1.0	$1.2
Interest cost	7.9	7.5	6.0	5.4
Expected return on plan assets	(20.0)	(18.0)	-	-
Recognized net actuarial loss	-	-	2.3	2.3
Amortization of prior service cost	.2	.3	-	-
Net periodic benefit cost (credit)	$(7.6)	$(5.6)	$9.3	$8.9

9.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Net income	$9.9	$4.8	$45.5	$43.2
Other comprehensive income (loss), after tax	2.0	(.2)	4.3	.4
Total comprehensive income	$11.9	$4.6	$49.8	$43.6

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

10.      RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the three and six months ended June 30, 2008, Nicor Gas had net charges to affiliates of $0.5 million and $4.2 million, respectively.  For the three and six months ended June 30, 2007, Nicor Gas had net charges to affiliates of $1.8 million and $6.6 million, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor.  By virtue of making deposits or advances to Nicor, Nicor Gas is exposed to credit risk to the extent it is unable to secure the return of such deposits for any reason.  Such deposits are due on demand.  There are ICC regulations addressing the amount and circumstances under which Nicor Gas can deposit with the cash management pool or advance to Nicor.  In addition, Nicor Gas may not extend cash advances to Nicor if Nicor Gas has any outstanding short-term borrowings.  Nicor Gas’ practice also provides that the balance of cash deposits or advances from Nicor Gas to Nicor at any time shall not exceed the unused balance of funds actually available to Nicor under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties.  Nicor Gas’ positive cash deposits, if any, may be applied by Nicor to offset negative balances of other Nicor subsidiaries and vice versa.

Nicor Gas had no deposits in the Nicor cash management pool at June 30, 2008 and December 31, 2007, respectively, and $26.0 million at June 30, 2007, due primarily to the seasonal cash requirements of the business.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three and six months ended June 30, 2008, Nicor Gas interest income was insignificant.  For the three and six months ended June 30, 2007, Nicor Gas recorded interest income of $0.3 million from these deposits.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.  Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three and six months ended June 30, 2008, Nicor Gas recorded revenues of $14.1 million and $40.4 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.  For the three and six months ended June 30, 2007, such revenues were $12.9 million and $42.1 million, respectively.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.  As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes, and may pay or receive inventory imbalance adjustments.  Nicor Gas recorded positive margin of $1.2 million and $4.2 million, respectively, from Nicor Advanced Energy for the three and six months ended June 30, 2008.  Positive margin from Nicor Advanced Energy was $0.1 million and $0.6 million for the three and six months ended June 30, 2007.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest.  Such transactions are governed by terms of an ICC order.  For the three and six months ended June 30, 2008, net charges from Nicor Enerchange were $13.3 million and $11.9 million, respectively.  For the three and six months ended June 30, 2007, net charges from Nicor Enerchange were $6.8 million and $11.7 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the three and six months ended June 30, 2008, charges from Nicor Enerchange were $0.2 million and $0.4 million, respectively.  For the three and six months ended June 30, 2007, charges from Nicor Enerchange for administration of the Chicago Hub were $0.1 million and $0.3 million, respectively.

Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture of Nicor, that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $2.6 million and $5.1 million for the three and six months ended June 30, 2008, respectively, for natural gas transportation under rates that have been accepted by the FERC.  For the three and six months ended June 30, 2007, Horizon Pipeline charged Nicor Gas $2.6 million and $5.2 million, respectively.

EN Engineering L.L.C., a 50-percent-owned joint venture of Nicor that provides engineering and consulting services, charged Nicor Gas $2.0 million and $3.5 million for engineering and corrosion services rendered for the three and six months ended June 30, 2008, respectively.  For the three and six months ended June 30, 2007, Nicor Gas was charged $1.1 million and $2.1 million, respectively, for these services.

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

The ICC normally has 11 months to complete its review of the filing and to issue an order.  The proposed rate increase has been suspended pending the completion of the ICC’s review.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2008.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters.  The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas.  As of June 30, 2008, Nicor Gas had remaining an estimated liability of $2.3 million related to inspection, clean-up and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of clean-up costs for twenty-four sites, no portion of the clean-up costs for fourteen other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the arbitration panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of June 30, 2008, the company had recorded a liability in connection with these matters of $12.7 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the clean-up of a former manufactured gas plant site in Oak Park, Illinois was inadequate.  Additional lawsuits were later filed related to this same former manufactured gas plant site.  These lawsuits have sought, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages.  An agreement in principle to settle the purported class action was reached in the first quarter of 2006 at which time a $2.3 million reserve for this matter was recorded by the company.  The settlement was approved by the trial court and the lawsuit was dismissed during the second quarter of 2007.  Under the settlement, the company made a payment of $2.2 million which was charged against the previously established reserve.  The remaining lawsuits relating to the Oak Park site were settled and the claims dismissed during the first quarter of 2008.  In accordance with ICC authorization, the company expects to recover the costs of such settlement from its customers, subject to an annual prudence review.

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

PCBs.  In June 2007, Nicor Gas notified the USEPA of the discovery by Nicor Gas of PCBs at four homes in Park Ridge, Illinois.  Nicor Gas has cleaned up the PCBs at these four homes.  In July 2007, the USEPA issued a subpoena to Nicor Gas pursuant to Section 11 of the Toxic Substances Control Act.  In the subpoena, the USEPA indicated that it was investigating Nicor Gas’ identification of PCB-contaminated liquids in its distribution system.  The subpoena sought documents related to Nicor Gas’ pipeline liquids and the extent and location of PCBs contained therein.  The Illinois Attorney General made a similar request for information from Nicor Gas.  Nicor Gas has provided documentation to the USEPA and the Illinois Attorney General, including information about the presence of PCBs in its system, and has conducted sample testing at additional customer locations.  While Nicor Gas is unable to predict the outcome of these inquiries or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of this matter is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois claiming that Nicor Gas has not provided information requested by the municipalities’ audit firm.  The action seeks an accounting and other unspecified relief against Nicor Gas. Nicor Gas filed a motion to dismiss the action.  In June 2008, the trial court granted the motion to dismiss without prejudice. In December 2007, twenty-five additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor Gas believes the assessments are improper and has challenged them.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas’ results as reported for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Operating income	$18.2	$12.2	$63.9	$63.3

Net income	$9.9	$4.8	$45.5	$43.2

Net income increased $5.1 million for the three months ended June 30, 2008 compared to the prior-year period due to higher margin ($6.5 million pretax increase) and lower operating and maintenance expense ($2.2 million pretax decrease), partially offset by higher depreciation expense ($1.4 million pretax increase).  Net income increased $2.3 million for the six months ended June 30, 2008 compared to the prior-year period due primarily to higher margin ($16.2 million pretax increase) and lower interest expense ($2.2 million pretax decrease), partially offset by the absence of mercury-related recoveries recorded during the first quarter of 2007 ($8.0 million pretax decrease), higher operating and maintenance expense ($6.5 million pretax increase) and higher depreciation expense ($2.7 million pretax increase).

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

The ICC normally has 11 months to complete its review of the filing and to issue an order.  The proposed rate increase has been suspended pending the completion of the ICC’s review.

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Operating revenues increased $128.7 million for the three months ended June 30, 2008 compared to the prior-year period due primarily to higher natural gas costs (approximately $95 million increase).  Operating revenues increased $384.5 million for the six months ended June 30, 2008 compared to the prior-year period due primarily to higher natural gas costs (approximately $265 million increase) and colder weather in 2008 (approximately $105 million increase).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Revenues	$560.1	$431.4	$2,024.3	$1,639.8
Cost of gas	(396.2)	(281.6)	(1,582.9)	(1,230.0)
Revenue tax expense	(36.1)	(28.5)	(115.0)	(99.6)
Margin	$127.8	$121.3	$326.4	$310.2

Margin increased $6.5 million for the three months ended June 30, 2008 compared to the corresponding prior-year period due primarily to higher demand unrelated to weather (approximately $3 million increase) and the impact of customer interest (approximately $3 million increase).  Margin increased $16.2 million for the six months ended June 30, 2008 compared to the corresponding prior-year period due primarily to colder weather in 2008 (approximately $7 million increase), the impact of customer interest (approximately $5 million increase) and higher demand unrelated to weather (approximately $4 million increase).

Operating and maintenance expense.  Operating and maintenance expense decreased $2.2 million for the three months ended June 30, 2008 compared to the corresponding prior-year period due primarily to recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a recovery of costs associated with the prior-year PCB matter and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe) and lower company use gas and storage-related gas costs ($3.1 million decrease attributable primarily to favorable fair value adjustments on derivatives hedging company usage), partially offset by higher bad debt expense ($2.8 million increase) and payroll and benefit-related costs ($2.2 million increase).  Operating and maintenance expense increased $6.5 million for the six months ended June 30, 2008 compared to the corresponding prior-year period due primarily to higher bad debt expense ($13.4 million increase), partially offset by lower company use gas and storage-related gas costs ($4.2 million decrease) and the previously mentioned cost recoveries ($3.9 million).

Mercury-related recoveries, net.  Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  For the six months ended June 30, 2007, net recoveries reflected a $7.2 million reserve adjustment and $0.8 million in cost recoveries.  Additional information about the company’s mercury inspection and repair program is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies – Mercury.

Income tax expense.  The effective income tax rate for the three months ended June 30, 2008 decreased to 29.0 percent from 32.9 percent for the prior-year period.  The effective income tax rate for the six months ended June 30, 2008 decreased to 31.6 percent from 34.5 percent for the prior-year period.  The lower effective income tax rate for the six months ended June 30, 2008 is due primarily to lower projected annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income) and tax reserve adjustments.

Interest expense.  Interest expense increased $0.8 million for the three months ended June 30, 2008 compared to the prior-year period due to higher estimated interest on income tax matters ($0.9 million increase).  Interest expense decreased $2.2 million for the six months ended June 30, 2008 compared to the prior-year period due to lower estimated interest on income tax matters ($1.0 million decrease), lower average interest rates ($0.7 million decrease) and lower average borrowing levels ($0.5 million decrease).

Nicor Gas Company
Operating Statistics

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Operating revenues (millions)
Sales
Residential	$363.1	$282.4	$1,376.3	$1,120.2
Commercial	101.9	73.7	351.6	268.9
Industrial	11.1	7.7	42.1	31.5
	476.1	363.8	1,770.0	1,420.6
Transportation
Residential	8.0	6.0	21.2	15.6
Commercial	11.8	12.2	43.0	41.1
Industrial	7.6	7.4	19.4	18.7
Other	5.5	1.3	22.7	9.3
	32.9	26.9	106.3	84.7
Other revenues
Revenue taxes	36.7	28.9	117.0	101.2
Environmental cost recovery	1.1	1.6	6.1	7.1
Chicago Hub	2.5	2.2	5.9	9.7
Other	10.8	8.0	19.0	16.5
	51.1	40.7	148.0	134.5
	$560.1	$431.4	$2,024.3	$1,639.8
Deliveries (Bcf)
Sales
Residential	26.1	24.9	130.3	124.7
Commercial	7.9	7.1	33.7	30.4
Industrial	.9	.7	4.2	3.7
	34.9	32.7	168.2	158.8
Transportation
Residential	3.1	2.4	14.8	11.7
Commercial	11.7	11.7	52.2	48.5
Industrial	23.1	23.6	55.4	56.4
	37.9	37.7	122.4	116.6
	72.8	70.4	290.6	275.4
Customers at end of period (thousands)
Sales
Residential	1,777	1,799
Commercial	128	125
Industrial	7	7
	1,912	1,931
Transportation
Residential	205	169
Commercial	53	55
Industrial	5	6
	263	230
	2,175	2,161
Other statistics
Degree days	690	636	3,962	3,654
Colder (warmer) than normal (1)	0%	(7)%	7%	(1)%
Average gas cost per Mcf sold	$11.29	$8.56	$9.37	$7.65

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

Operating cash flows.  The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities increased $121.0 million for the six months ended June 30, 2008 compared to the corresponding prior-year period.

Nicor Gas maintains a margin account related to financial derivative transactions.  This margin account may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $7.5 million for the six months ended June 30, 2008 compared to the corresponding prior-year period.

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

Short-term debt.  In October 2007, Nicor Gas established a $400 million, 210-day seasonal revolver, which expired in May 2008, to replace the $400 million, 210-day seasonal revolver, which expired in May 2007.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had no commercial paper borrowings outstanding at June 30, 2008 and 2007, and $369 million of commercial paper borrowings outstanding at December 31, 2007.  As mid to late-year seasonal purchases of natural gas are made to replenish gas in storage, the company intends to rely on existing and/or replacement credit agreements, which the company expects to establish later in 2008.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Contractual obligations.  In 2006, Nicor Gas signed an agreement to purchase approximately 16 Bcf of synthetic natural gas annually for a 20-year term beginning as early as 2010.  The agreement was contingent upon various milestones to be achieved by the counterparty to the agreement.  The counterparty failed to achieve certain of these milestones and the agreement terminated on July 1, 2008.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2008.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 11 – Rate Proceeding and Note 13 – Contingencies, which is incorporated herein by reference.

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

Nicor Gas Company

August 4, 2008	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)