Form 10-Q
period 2008-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2008-11-03
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

PGA.  Purchased Gas Adjustment.

SEC.  The United States Securities and Exchange Commission.

SFAS.  Statement of Financial Accounting Standards.

USEPA.  United States Environmental Protection Agency.

ii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Operating revenues (includes revenue taxes
of $14.6, $12.8, $131.6 and $114.0, respectively)	$306.1	$238.9	$2,330.4	$1,878.7

Operating expenses
Cost of gas	180.0	118.4	1,762.9	1,348.4
Operating and maintenance	63.5	59.6	211.1	200.7
Depreciation	42.8	41.4	128.5	124.4
Taxes, other than income taxes	18.9	17.0	143.3	126.1
Income tax expense (benefit)	(2.3)	(2.9)	17.5	18.4
Mercury-related recoveries, net	-	-	-	(8.0)
	302.9	233.5	2,263.3	1,810.0

Operating income	3.2	5.4	67.1	68.7

Other income (expense), net
Property sale gains	.2	1.2	.2	2.0
Interest income	.9	1.2	4.7	4.6
Other expense, net	(.5)	(.1)	(1.1)	(.4)
Income tax expense on other income	(.2)	(.9)	(1.5)	(2.4)
	.4	1.4	2.3	3.8

Interest expense
Interest on debt, net of amounts capitalized	9.1	8.5	27.1	27.5
Other	.5	1.1	2.8	4.6
	9.6	9.6	29.9	32.1

Net income (loss)	$(6.0)	$(2.8)	$39.5	$40.4

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Nine months ended
	September 30
	2008	2007
		* As Adjusted
Operating activities
Net income	$39.5	$40.4
Adjustments to reconcile net income to net cash flow
provided from operating activities:
Depreciation	128.5	124.4
Deferred income tax expense (benefit)	(2.4)	3.2
Gain on sale of property, plant and equipment	(.2)	(2.0)
Changes in assets and liabilities:
Receivables, less allowances	289.6	270.5
Gas in storage	(108.4)	(56.6)
Deferred/accrued gas costs	(84.0)	4.6
Derivative instruments	47.8	(38.8)
Margin accounts - derivative instruments	(52.9)	(3.4)
Pension benefits	(11.6)	(8.9)
Other assets	(42.6)	(3.7)
Accounts payable and customer credit balances and deposits	(30.2)	28.5
Other liabilities	(25.4)	(14.5)
Other items	(8.2)	(1.3)
Net cash flow provided from operating activities	139.5	342.4

Investing activities
Additions to property, plant & equipment	(159.5)	(105.3)
Purchases of available-for-sale securities	-	(148.2)
Proceeds from the sales of available-for-sale securities	-	148.2
Other investing activities	5.2	3.5
Net cash flow used for investing activities	(154.3)	(101.8)

Financing activities
Proceeds from issuing long-term debt	75.0	-
Disbursements to retire long-term obligations	(75.5)	(.5)
Net issuances (repayments) of commercial paper with maturities
of 90 days or less	57.0	(188.0)
Dividends paid	(39.8)	(53.6)
Other financing activities	(1.1)	-
Net cash flow provided from (used for) financing activities	15.6	(242.1)

Net increase (decrease) in cash and cash equivalents	.8	(1.5)

Cash and cash equivalents, beginning of period	.6	1.7

Cash and cash equivalents, end of period	$1.4	$.2

* Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	September 30	December 31	September 30
	2008	2007	2007
Assets		* As Adjusted	* As Adjusted

Gas distribution plant, at cost	$4,411.2	$4,279.7	$4,234.9
Less accumulated depreciation	1,719.4	1,655.6	1,638.0
Gas distribution plant, net	2,691.8	2,624.1	2,596.9

Current assets
Cash and cash equivalents	1.4	.6	.2
Receivables, less allowances of $43.7, $32.8 and $31.7, respectively	247.2	531.6	203.2
Receivables - affiliates	7.8	13.0	6.6
Gas in storage, at LIFO cost	221.3	112.9	209.6
Deferred income taxes	41.9	30.0	24.2
Derivative instruments	7.7	14.8	9.6
Margin accounts - derivative instruments	79.0	26.1	37.1
Other	76.9	36.9	32.5
Total current assets	683.2	765.9	523.0

Pension benefits	227.1	215.5	169.9
Other assets	145.4	104.8	144.5

Total assets	$3,747.5	$3,710.3	$3,434.3

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$448.0	$422.8	$422.7
Mandatorily redeemable preferred stock	2.6	3.1	3.1
Total long-term obligations	450.6	425.9	425.8

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	476.5	472.4	462.0
Accumulated other comprehensive loss, net	(2.5)	(2.2)	(3.4)
Total common equity	658.3	654.5	642.9
Total capitalization	1,110.3	1,081.8	1,070.1

Current liabilities
Long-term obligations due within one year	50.5	75.5	75.5
Short-term debt	426.0	369.0	162.0
Accounts payable	315.0	321.7	261.0
Customer credit balances and deposits	211.0	234.5	234.0
Accrued gas costs	-	50.1	54.6
Derivative instruments	57.1	16.2	37.4
Other	54.2	84.2	79.8
Total current liabilities	1,113.8	1,151.2	904.3

Deferred credits and other liabilities
Regulatory asset retirement cost liability	749.6	720.7	709.9
Deferred income taxes	300.7	289.5	284.6
Health care and other postretirement benefits	187.0	185.1	183.3
Asset retirement obligation	183.1	177.2	175.0
Regulatory income tax liability	47.7	49.5	51.4
Unamortized investment tax credits	26.5	27.5	28.1
Other	28.8	27.8	27.6
Total deferred credits and other liabilities	1,523.4	1,477.3	1,459.9

Commitments and contingencies

Total capitalization and liabilities	$3,747.5	$3,710.3	$3,434.3

*	Prior periods were adjusted due to the retrospective application of FSP No. FIN 39-1. See New Accounting Pronouncements footnote for further information.

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

The company had regulatory assets and liabilities as follows (in millions):

	September 30	December 31	September 30
	2008	2007	2007
Regulatory assets
Regulatory postretirement asset – current	$5.2	$5.2	$8.8
Regulatory postretirement asset – noncurrent	60.7	64.2	101.0
Deferred gas costs	33.9	-	-
Deferred environmental costs	11.0	9.5	10.9
Unamortized losses on reacquired debt	15.6	16.5	16.8
Deferred rate case costs	4.9	2.6	2.7
Other	4.5	.1	1.1
	$135.8	$98.1	$141.3

	September 30	December 31	September 30
	2008	2007	2007
Regulatory liabilities
Regulatory asset retirement cost liability – current	$8.0	$8.0	$8.0
Regulatory asset retirement cost liability – noncurrent	749.6	720.7	709.9
Accrued gas costs	-	50.1	54.6
Regulatory income tax liability	47.7	49.5	51.4
Other	.8	1.1	-
	$806.1	$829.4	$823.9

The current portion of the regulatory postretirement asset and deferred gas costs are classified in current assets – other.  All other regulatory assets are classified in noncurrent other assets.  The current portion of the regulatory asset retirement cost liability is classified in current liabilities – other.  Regulatory liabilities – other is classified in noncurrent other liabilities.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  This regulatory asset is expected to be recovered from ratepayers over a period of approximately 10 to 15 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and nine months ended September 30, 2008 were $14.3 million and $129.3 million, respectively, and $12.6 million and $112.2 million, respectively, for the same periods ending September 30, 2007.

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

This FSP was required to be applied retrospectively to all prior periods. As a result of the application of this FSP, the company’s Condensed Consolidated Balance Sheets line items increased (decreased) by the following amounts (in millions):
	September 30 2008	December 31 2007	September 30 2007
Assets
Receivables	$(36.8)	$(19.2)	$(21.0)
Derivative instruments	.1	2.1	.9
Margin accounts – derivative instruments	79.0	26.1	37.1
Liabilities
Derivative instruments	$42.3	$9.0	$17.0

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

4.         SHORT-TERM AND LONG-TERM DEBT

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The company retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver, expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $426 million, $369 million, and $162 million of commercial paper borrowings outstanding at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

The company believes it is in compliance with all debt covenants.

5.	INCOME TAXES

The effective income tax rate for the three months ended September 30, 2008 decreased to 25.3 percent from 41.3 percent for the prior-year period.  The quarterly effective income tax rates reflect changes to forecasted annual income in the third quarter of each year.  Such changes have a disproportionate impact on the third quarter effective income tax rate as the income before income taxes is relatively low.  The effective income tax rate for the nine months ended September 30, 2008 decreased to 32.5 percent from 34.0 percent for the prior-year period.  The lower effective income tax rate for the first nine months of 2008 is due primarily to lower projected 2008 annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income) and tax reserve adjustments.

The company’s liability for unrecognized tax benefits was $7.5 million at September 30, 2008 almost none of which, if recognized, would impact the company’s effective income tax rate.  The increase in unrecognized tax benefits from $0.6 million at December 31, 2007 is due primarily to an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures.  The company believes that it is reasonably possible that a change in its unrecognized tax benefits could occur within 12 months, potentially increasing by $1 million or decreasing by $8 million its unrecognized tax benefits.

The company has approximately $6 million of net interest receivable related to interest and penalties on tax matters at September 30, 2008 compared with approximately $10 million of net interest payable related to interest and penalties on tax matters at December 31, 2007.  The change is due primarily to an interest payment made in the second quarter of 2008.

6.	ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $50.8 million, $189.3 million and $56.4 million at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

7.	FAIR VALUE

Effective January 1, 2008, SFAS No. 157, Fair Value Measurements, defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable.  For assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets, the table below categorizes those fair values across the three levels as of September 30, 2008 (in millions):

	Fair Value Amount
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Commodity Derivatives:
Financial - current	$.5	$2.1	$-	$2.6
Physical - current	-	1.7	3.4	5.1
Physical - noncurrent	-	-	1.7	1.7
Total	$.5	$3.8	$5.1	$9.4

Liabilities
Commodity Derivatives:
Financial - current	$42.8	$10.0	$-	$52.8
Financial - noncurrent	-	1.0	-	1.0
Physical - current	-	2.6	1.7	4.3
Total	$42.8	$13.6	$1.7	$58.1

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

The current portions of the derivatives noted in the table on the previous page are stated separately within current assets and current liabilities on the Condensed Consolidated Balance Sheets.  The noncurrent portions of the derivatives are classified in noncurrent other.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balance for the periods ended September 30, 2008 (in millions):

	Three months ended	Nine months ended

Beginning of Period	$7.1	$7.5
Net realized/unrealized gains included in regulatory assets and liabilities	1.1	7.0
Settlements, net of purchases	(2.9)	(10.4)
Transfers in and/or out of Level 3	(1.9)	(.7)
End of period	$3.4	$3.4

Nicor Gas maintains margin accounts related to financial derivative transactions.  As of September 30, 2008, Nicor Gas recorded $79.0 million in margin accounts - derivative instruments within current assets on the Condensed Consolidated Balance Sheets.  The company’s policy is not to offset fair value assets and liabilities recognized for derivative instruments or any related margin account.

The recorded amount of short-term investments, restricted short-term investments, and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at September 30, 2008, December 31, 2007 and September 30, 2007 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $486 million at September 30, 2008, $513 million at December 31, 2007, and $508 million at September 30, 2007.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2008	2007	2008	2007
Three months ended September 30
Service cost	$2.1	$2.2	$.6	$.5
Interest cost	4.0	3.8	3.0	2.7
Expected return on plan assets	(9.9)	(9.0)	-	-
Recognized net actuarial loss	-	-	1.2	1.3
Amortization of prior service cost	.1	.1	(.1)	(.1)
Net periodic benefit cost (credit)	$(3.7)	$(2.9)	$4.7	$4.4

Nine months ended September 30
Service cost	$6.4	$6.8	$1.6	$1.7
Interest cost	11.9	11.3	9.0	8.1
Expected return on plan assets	(29.9)	(27.0)	-	-
Recognized net actuarial loss	-	-	3.5	3.6
Amortization of prior service cost	.3	.4	(.1)	(.1)
Net periodic benefit cost (credit)	$(11.3)	$(8.5)	$14.0	$13.3

9.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Net income (loss)	$(6.0)	$(2.8)	$39.5	$40.4
Other comprehensive loss, after tax	(4.6)	(.6)	(.3)	(.2)
Total comprehensive income (loss)	$(10.6)	$(3.4)	$39.2	$40.2

Other comprehensive loss consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

10.      RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the three and nine months ended September 30, 2008, Nicor Gas had net charges to affiliates of $1.4 million and $5.6 million, respectively.  For the three and nine months ended September 30, 2007, Nicor Gas had net charges to (from) affiliates of $(1.2) million and $5.4 million, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at September 30, 2008, December 31, 2007, and September 30, 2007 due primarily to the seasonal cash requirements of the business.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three and nine months ended September 30, 2008, Nicor Gas interest income was insignificant.  For the three and nine months ended September 30, 2007, Nicor Gas recorded interest income of $0.1 million and $0.4 million, respectively.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.  Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three and nine months ended September 30, 2008, Nicor Gas recorded revenues of $5.4 million and $45.8 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.  For the three and nine months ended September 30, 2007, such revenues were $4.8 million and $46.9 million, respectively.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.  As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes, and may pay or receive inventory imbalance adjustments.  Nicor Gas recorded positive (negative) margin of $(0.5) million and $3.7 million, respectively, from Nicor Advanced Energy for the three and nine months ended September 30, 2008.  Positive (negative) margin from Nicor Advanced Energy was $(0.5) million and $0.1 million for the three and nine months ended September 30, 2007.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest.  Such transactions are governed by terms of an ICC order.  For the three and nine months ended September 30, 2008, net charges from Nicor Enerchange were $13.4 million and $25.3 million, respectively.  For the three and nine months ended September 30, 2007, net charges from Nicor Enerchange were $10.3 million and $22.0 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the three and nine months ended September 30, 2008, charges from Nicor Enerchange were $0.1 million and $0.5 million, respectively.  For the three and nine months ended September 30, 2007, charges from Nicor Enerchange for administration of the Chicago Hub were $0.2 million and $0.5 million, respectively.

Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture of Nicor, that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $2.6 million and $7.7 million for the three and nine months ended September 30, 2008, respectively, for natural gas transportation under rates that have been accepted by the FERC.  For the three and nine months ended September 30, 2007, Horizon Pipeline charged Nicor Gas $2.6 million and $7.8 million, respectively.

EN Engineering L.L.C., a 50-percent-owned joint venture of Nicor that provides engineering and consulting services, charged Nicor Gas $1.8 million and $5.3 million for engineering and corrosion services rendered for the three and nine months ended September 30, 2008, respectively.  For the three and nine months ended September 30, 2007, Nicor Gas was charged $1.0 million and $3.1 million, respectively, for these services.

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

On September 25, 2008, Nicor Gas filed rebuttal testimony with the ICC, in response to direct testimony of the ICC staff and intervenors in the proceeding, and revised its proposed rate increase to approximately $141.6 million. The revised proposal provides for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2008.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters.  The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas.  As of September 30, 2008, Nicor Gas had remaining an estimated liability of $2.1 million related to inspection, clean-up and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of clean-up costs for 24 sites, no portion of the clean-up costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the arbitration panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of September 30, 2008, the company had recorded a liability in connection with these matters of $11.9 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

In December 2001, a purported class action lawsuit was filed against Exelon Corporation, ComEd and Nicor Gas in the Circuit Court of Cook County alleging, among other things, that the clean-up of a former manufactured gas plant site in Oak Park, Illinois was inadequate.  Additional lawsuits were later filed related to this same former manufactured gas plant site.  These lawsuits sought, in part, unspecified damages for property damage, nuisance, and various personal injuries that allegedly resulted from exposure to contaminants allegedly emanating from the site, injunctive relief to compel the defendants to engage in various clean-up activities and punitive damages.  An agreement in principle to settle the purported class action was reached in the first quarter of 2006 at which time a $2.3 million reserve for this matter was recorded by the company.  The settlement was approved by the trial court and the lawsuit was dismissed during the second quarter of 2007.  Under the settlement, the company made a payment of $2.2 million which was charged against the previously established reserve.  The remaining lawsuits relating to the Oak Park site were settled and the claims dismissed during the first quarter of 2008.  In accordance with ICC authorization, the company expects to recover the costs of such settlement from its customers, subject to an annual prudence review.

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

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois relating to these tax audits.  Following a dismissal of this action without prejudice by the trial court, the municipalities filed an amended complaint in August 2008.  The amended complaint seeks, among other things, compensation for alleged unpaid taxes. Nicor Gas is contesting the claims in the amended complaint.  In December 2007, 25 additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor Gas believes the assessments are improper and has challenged them.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas’ results as reported for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Operating income	$3.2	$5.4	$67.1	$68.7

Net income (loss)	$(6.0)	$(2.8)	$39.5	$40.4

Net income (loss) decreased $3.2 million for the three months ended September 30, 2008 compared to the prior-year period due primarily to higher operating and maintenance expense ($3.9 million pretax increase), depreciation expense ($1.4 million pretax increase) and lower gains on property sales ($1.0 million pretax decrease), partially offset by higher margin ($3.9 million pretax increase).  Net income decreased $0.9 million for the nine months ended September 30, 2008 compared to the prior-year period due to higher operating and maintenance expense ($10.4 million pretax increase), the absence of mercury-related recoveries recorded during the first quarter of 2007 ($8.0 million pretax decrease) and higher depreciation expense ($4.1 million pretax increase), partially offset by higher gas distribution margin ($20.1 million pretax increase).

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

On September 25, 2008, Nicor Gas filed rebuttal testimony with the ICC, in response to direct testimony of the ICC staff and intervenors in the proceeding, and revised its proposed rate increase to approximately $141.6 million. The revised proposal provides for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.

Capital market environment.  The recent volatility in the capital markets has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  To date, the company has not incurred , for financial statement purposes, any material adverse impacts due to these market conditions. However, if market values of certain investments of the company’s defined benefit pension plan do not recover during the fourth quarter of 2008, the company’s net periodic benefit costs will be adversely impacted in 2009 and beyond.  The company has reviewed its investments, exposure to credit risk and sources of liquidity and, with the exception of the potential impact on future net periodic benefit costs, does not currently expect any future material adverse impacts relating to these items.

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Operating revenues increased $67.2 million for the three months ended September 30, 2008 compared to the prior-year period due primarily to higher natural gas costs approximately $65 million increase).  Operating revenues increased $451.7 million for the nine months ended September 30, 2008 compared to the prior-year period due primarily to higher natural gas costs (approximately $330 million increase) and colder weather in 2008 (approximately $105 million increase).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Revenues	$306.1	$238.9	$2,330.4	$1,878.7
Cost of gas	(180.0)	(118.4)	(1,762.9)	(1,348.4)
Revenue tax expense	(14.3)	(12.6)	(129.3)	(112.2)
Margin	$111.8	$107.9	$438.2	$418.1

Margin increased $3.9 million for the three months ended September 30, 2008 compared to the prior-year period due to the impact of customer interest (approximately $4 million increase).  Margin increased $20.1 million for the nine months ended September 30, 2008 compared to the prior-year period due to the impact of customer interest (approximately $9 million increase), colder weather in 2008 (approximately $7 million increase) and higher demand unrelated to weather (approximately $4 million increase).

Operating and maintenance expense.  Operating and maintenance expense increased $3.9 million for the three months ended September 30, 2008 compared to the prior-year period.  Factors contributing to the variance include higher company use gas and storage-related gas costs ($3.6 million increase), higher payroll and benefit-related costs ($2.1 million increase), higher billing and call center-related costs ($2.1 million increase), lower bad debt expense ($4.8 million decrease) and the absence of the prior year costs associated with the PCB matter ($1.5 million decrease).  Additional information about the PCB investigation is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies – PCBs.

Operating and maintenance expense increased $10.4 million for the nine months ended September 30, 2008 compared to the prior-year period due primarily to higher bad debt expense ($8.6 million increase), billing and call center-related costs ($2.7 million increase) and payroll and benefit-related costs ($2.3 million increase), partially offset by recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a recovery of costs associated with the prior year PCB matter and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe) and the absence of the previously mentioned prior year PCB costs ($1.5 million decrease).

Mercury-related recoveries, net.  Mercury-related recoveries, net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  For the nine months ended September 30, 2007, net recoveries reflected a $7.2 million reserve adjustment and $0.8 million in cost recoveries.  Additional information about the company’s mercury inspection and repair program is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies – Mercury.

Property sale gains.  Property sale gains vary from year-to-year depending upon property sales activity.  The company realized pretax gains of $0.2 million for the three and nine months ended September 30, 2008, and $1.2 million and $2.0 million for the three and nine months ended September 30, 2007, respectively.  The company periodically assesses its ownership of certain real estate holdings.

Income tax expense.  The effective income tax rate for the three months ended September 30, 2008 decreased to 25.3 percent from 41.3 percent for the prior-year period.  The quarterly effective income tax rates reflect changes to forecasted annual income in the third quarter of each year.  Such changes have a disproportionate impact on the third quarter effective income tax rate as the income before income taxes is relatively low.  The effective income tax rate for the nine months ended September 30, 2008 decreased to 32.5 percent from 34.0 percent for the prior-year period.  The lower effective income tax rate for the first nine months of 2008 is due primarily to lower projected 2008 annual pretax income (which causes a lower effective income tax rate since permanent differences and tax credits are a larger share of pretax income) and tax reserve adjustments.

Interest expense.  Interest expense decreased $2.2 million for the nine months ended September 30, 2008 compared to the prior-year period due primarily to lower average interest rates ($2.8 million decrease) and lower estimated interest on income tax matters ($1.5 million decrease), partially offset by higher average borrowing levels ($2.2 million increase).

Nicor Gas Company
Operating Statistics

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Operating revenues (millions)
Sales
Residential	$196.1	$147.4	$1,572.4	$1,267.6
Commercial	50.5	36.6	402.1	305.5
Industrial	3.8	3.3	45.9	34.8
	250.4	187.3	2,020.4	1,607.9
Transportation
Residential	7.3	5.8	28.5	21.4
Commercial	11.9	12.6	54.9	53.7
Industrial	9.3	9.8	28.7	28.5
Other	1.3	.7	24.0	10.0
	29.8	28.9	136.1	113.6
Other revenues
Revenue taxes	14.6	12.8	131.6	114.0
Environmental cost recovery	.7	.9	6.8	8.0
Chicago Hub	2.6	3.4	8.5	13.1
Other	8.0	5.6	27.0	22.1
	25.9	22.7	173.9	157.2
	$306.1	$238.9	$2,330.4	$1,878.7
Deliveries (Bcf)
Sales
Residential	12.3	12.5	142.6	137.2
Commercial	3.5	3.5	37.2	33.9
Industrial	.3	.4	4.5	4.1
	16.1	16.4	184.3	175.2
Transportation
Residential	1.5	1.2	16.3	12.9
Commercial	9.5	9.2	61.7	57.7
Industrial	21.3	23.6	76.7	80.0
	32.3	34.0	154.7	150.6
	48.4	50.4	339.0	325.8
Customers at end of period (thousands)
Sales
Residential	1,751	1,787
Commercial	127	124
Industrial	7	7
	1,885	1,918
Transportation
Residential	215	176
Commercial	53	54
Industrial	5	6
	273	236
	2,158	2,154
Other statistics
Degree days	37	45	3,999	3,699
Colder (warmer) than normal (1)	(47)%	(36)%	6%	(2)%
Average gas cost per Mcf sold	$11.12	$7.15	$9.52	$7.60

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

Operating cash flows.  The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities decreased $202.9 million for the nine months ended September 30, 2008 compared to the corresponding prior-year period.

Nicor Gas maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities increased $52.5 million for the nine months ended September 30, 2008 compared to the corresponding prior-year period.

Financing activities.  The current credit ratings for Nicor Gas have not changed since the filing of the December 31, 2007 Annual Report on Form 10-K.  In April 2008, Standard & Poor’s affirmed its credit ratings and changed its outlook from Negative to Stable.

The company believes it is in compliance with all debt covenants.

Long-term debt.  In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The company retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

The company expects to refinance the $50 million First Mortgage Bonds due in February 2009.

Short-term debt.  In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $426 million, $369 million and $162 million of commercial paper borrowings outstanding at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

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

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings.  The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million.  The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million.  The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers.  On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings.  In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million.  In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.  In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the Administrative Law Judges issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  No date has been set for evidentiary hearings on this matter.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2008.

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

Item 6.          Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006. (File No. 1-7296, Form 10-Q for June 30, 2006, Exhibit
3.01.)

3.02	*	Nicor Gas Company Amended and Restated By-laws effective as of December 1, 2007. (File No. 1-7296, Form 8-K for November 29, 2007, Exhibit 3.1.)

4.01		Supplemental Indenture, dated August 1, 2008, of Nicor Gas to BNY Mellon Trust Company, Trustee, under Indenture dated January 1, 1954.

10.01		9-Month Credit Agreement dated as of August 11, 2008.

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

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

Nicor Gas Company

November 3, 2008	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)