Form 10-K
period 2008-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2009-02-25
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7296

NORTHERN ILLINOIS GAS COMPANY
(Doing Business as NICOR GAS COMPANY)
(Exact name of registrant as specified in its charter)

Illinois	36-2863847
(State of Incorporation)	(I.R.S. Employer
Identification No.)

1844 Ferry Road
Naperville, Illinois 60563-9600	(630) 983-8888
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:  None

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]   No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

ALJs.  Administrative Law Judges.

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

PCBs.  Polychlorinated Biphenyls.

PGA.  Purchased Gas Adjustment, a rate rider that passes natural gas costs directly through to customers without markup, subject to ICC review.

ii

SEC.  The United States Securities and Exchange Commission.

SFAS.  Statement of Financial Accounting Standards.

USEPA.  United States Environmental Protection Agency.

iii

PART I

Item 1.	Business

Nicor Gas, an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor, a holding company.  Certain terms used herein are defined in the glossary on pages ii and iii.

GENERAL

Nicor Gas, a regulated natural gas distribution utility, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The company’s service territory is diverse and its customer base has grown over the years, providing the company with a well-balanced mix of residential, commercial and industrial customers.  Residential customers typically account for approximately 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for approximately 25 percent.  See Operating Statistics on page 13 for operating revenues, deliveries and number of customers by customer classification.  Nicor Gas had approximately 2,200 employees at year-end 2008.

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

Nicor Gas also operates the Chicago Hub, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.  The Chicago area is a major market hub for natural gas, and demand exists for storage and transmission-related services by marketers, other gas distribution companies and electric power-generation facilities.  Nicor Gas’ Chicago Hub addresses that demand.  Chicago Hub revenues are passed directly through to customers as a credit to Nicor Gas’ PGA rider.

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

As part of its purchasing practices, Nicor Gas maintains a price risk hedging strategy to reduce the risk of price volatility.  A disciplined approach is used to systematically forward hedge a predetermined portion of forecasted monthly volumes.

As noted previously, transportation customers purchase their own natural gas supplies.  About one-half of the natural gas that the company delivers is purchased by transportation customers directly from producers and marketers.

Pipeline transportation.  The Nicor Gas distribution and storage system is directly connected to eight interstate pipelines.  This provides the company with direct access to most of the major natural gas producing regions in North America.  The company has long-term transportation contracts with nearly all of these interstate pipelines and generally has a right-of-first-refusal for contract extensions.  The largest of these long-term transportation contracts is with Natural Gas Pipeline Company of America (“NGPL”) which provides approximately 60% of the firm transportation capacity in the winter.  In addition, Nicor Gas enters into short-term winter-only transportation contracts and market-area transportation contracts that enhance Nicor Gas’ operational flexibility.

Storage.  Nicor Gas owns and operates eight underground natural gas storage facilities.  This storage system is one of the largest in the gas distribution industry.  The storage reservoirs provide a total inventory capacity of about 150 Bcf, approximately 135 Bcf of which can be cycled on an annual basis.  The system is designed to meet about 50 percent of the company’s estimated peak-day deliveries and up to 40 percent of its normal winter deliveries.  In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2012 and 2013.  This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries, and can mitigate the risk associated with seasonal price movements.

COMPETITION/DEMAND

Nicor Gas is the largest natural gas distributor in Illinois and is regulated by the ICC.  The company is the sole distributor of natural gas in essentially all of its service territory.
Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas.  In the commercial and industrial markets, the company’s natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact.  In addition, the company has a tariff that allows negotiation with potential bypass customers, and no such customer has bypassed the Nicor Gas system since the tariff became effective in 1987.  Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.  Other significant factors that impact demand for natural gas include weather and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.  It is estimated that a 100 degree-day variation from normal impacts Nicor Gas’ margin, net of income taxes, by approximately $1.6 million under the company’s current rate structure.

Nicor Gas’ large residential customer base provides for a relatively stable level of natural gas deliveries during weak economic conditions.  The company’s industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings.  However, during periods of high natural gas prices, deliveries of natural gas can be negatively affected by conservation and the use of alternative energy sources.

REGULATION

Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  Those rules or regulations that may significantly affect business performance include the following:

•
Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company’s filing, as updated, provides a revenue increase of $140.4 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.  For additional information about the rate proceeding, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements – Note 14 – Rate Proceeding.

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

•
As with the cost of natural gas, the company has a tariff that provides for the pass-through of prudently incurred environmental costs related to the remediation of former manufactured gas plant sites.  This pass-through is also subject to annual ICC review.

The ICC also has other rules that impact the company’s operations.  Changes in these rules can impact the company’s results of operations, cash flows and financial condition.

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

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them.  The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings.  The annual prudence reviews for calendar years 1999-2008 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

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

Nicor Gas enters into various service agreements with Nicor and its affiliates.  Nicor Gas obtains the required ICC approvals for these agreements.  The company’s results of operations, cash flows and financial condition could be adversely affected if, as a result of a change in law or action by the ICC, new restrictions are imposed that limit or prohibit certain service agreements between Nicor Gas and its affiliates.

A change in the ICC’s approved rate mechanisms for recovery of environmental remediation costs at former manufactured gas plant sites, or adverse decisions with respect to the prudence of costs actually incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

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

Nicor Gas relies on direct connections to eight interstate pipelines and extensive underground storage capacity.  If these pipelines or storage facilities were unable to deliver natural gas for any reason it could impair Nicor Gas’ ability to meet its customers’ full requirements which could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas meets its customers’ peak day, seasonal and annual gas requirements through deliveries of natural gas transported on interstate pipelines with which it or its natural gas suppliers have contracts and through withdrawals of natural gas from storage fields it owns or leases.  Nicor Gas contracts with multiple pipelines for transportation services.  If a pipeline were to fail to perform transportation or storage service, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, on a peak day or other day with high volume gas requirements, Nicor Gas’ ability to meet all its customers’ natural gas requirements may be impaired unless or until alternative arrangements for delivery of supply were put in place.  Likewise, if a storage field owned by Nicor Gas, or a principal Nicor Gas-owned transmission or distribution pipeline used to deliver natural gas to the market, were to be out of service for any reason, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, this could impair Nicor Gas’ ability to meet its customers’ full requirements which could adversely affect the company’s results of operations, cash flows and financial condition.

Fluctuations in weather, conservation, economic conditions and use of alternative fuel sources have the potential to adversely affect the company’s results of operations, cash flows and financial condition.

When weather conditions are milder than normal, Nicor Gas has historically delivered less natural gas, and consequently may earn less income.  Nicor Gas’ natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Mild weather in the future could adversely affect the company’s results of operations, cash flows and financial condition.  In addition, factors including, but not limited to, conservation, economic conditions and the use of alternative fuel sources could also result in lower customer demand.

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

Any changes in natural gas prices could affect the prices Nicor Gas charges, operating costs and the competitive position of products and services.  In accordance with the ICC’s PGA regulations, Nicor Gas adjusts its gas cost charges to sales customers on a monthly basis to account for changes in the price of natural gas.  However, changes in natural gas prices can also impact certain operating expenses such as bad debt expense, company use gas and storage-related natural gas expenses, financing costs and customer service expenses, and these changes can only be reflected in Nicor Gas’ charges to customers if approved by the ICC in a rate case.  Increases in natural gas prices can also have an adverse effect on margin because such increases can result in lower customer demand.

Nicor Gas’ use of derivative instruments could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas uses derivative instruments, including futures, options, forwards and swaps, either traded on exchanges or executed over-the-counter with natural gas merchants as well as financial institutions, to hedge natural gas price risk.  Fluctuating natural gas prices cause earnings and financing costs of Nicor Gas to be impacted.  The use of derivative instruments that are not perfectly matched to the exposure could adversely affect the company’s results of operations, cash flows and financial condition.  Also, when Nicor Gas’ derivative instruments and hedging transactions do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the company’s results of operations, cash flows and financial condition could be adversely affected.

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

Nicor Gas relies on access to both short- and long-term capital markets as a significant source of liquidity for capital and operating requirements not satisfied by the cash flows from its operations.  Management believes that Nicor Gas will maintain sufficient access to these financial markets based upon current credit ratings.  However, certain disruptions outside of Nicor Gas’ control or events of default under its debt agreements may increase its cost of borrowing or restrict its ability to access one or more financial markets.  Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or downgrades to Nicor Gas’ credit ratings.  Restrictions on Nicor Gas’ ability to access financial markets may affect its ability to execute its business plan as scheduled and could adversely affect the company’s results of operations, cash flows and financial condition.

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

Various tax and fee increases may occur in locations in which the company operates.  The company cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by the legislatures or other governmental bodies.  New taxes or an increase in tax rates would increase tax expense and could adversely affect the company’s results of operations, cash flows and financial condition.

A significant decline in the market value of investments held within the pension trust maintained by Nicor Gas adversely affects Nicor Gas’ results of operations, cash flows and financial condition.

Nicor Gas sponsors a defined benefit pension plan and, over the years, has made contributions to a trust to fund future benefit obligations of the pension plan participants.  A significant decline in the market value of investments held in the trust of the pension plan unfavorably impacts the benefit costs associated with the pension plan and/or Nicor Gas’ liquidity through additional contributions to the trust to meet future funding requirements.  These impacts, either individually or in aggregate, may adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

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

All of the outstanding common stock of Nicor Gas is owned by Nicor.  There is no public trading market for the company’s common stock.  During 2008 and 2007, the company declared dividends on its common stock totaling approximately $51 million and $72 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in Nicor Gas’ operating results and financial condition from 2006 to 2008 and to discuss business trends that might affect Nicor Gas.  Certain terms used herein are defined in the glossary on pages ii and iii.  The discussion is organized into six sections – Summary, Results of Operations, Financial Condition and Liquidity, Outlook, Contingencies and Critical Accounting Estimates.

SUMMARY

Nicor Gas, a wholly owned subsidiary of Nicor, is one of the nation’s largest natural gas distribution companies, and it is Nicor’s primary business.

Net income decreased $6.7 million in 2008 compared to the prior year due to higher operating and maintenance expense ($24.7 million pretax increase), the absence of $8.0 million in pretax mercury-related recoveries recorded in 2007, higher interest expense ($5.9 million pretax increase), higher depreciation expense ($5.3 million pretax increase) and lower gains on property sales ($1.2 million pretax decrease), partially offset by higher margin ($35.7 million pretax increase).

Net income increased $7.7 million in 2007 compared to the prior year due to the positive effects of lower interest expense ($10.4 million pretax decrease), higher margin ($8.1 million pretax increase) and mercury-related recoveries ($4.4 million pretax increase), partially offset by higher depreciation expense ($5.5 million pretax increase), lower gains on property sales ($1.3 million pretax decrease) and higher operating and maintenance expense ($1.1 million pretax increase).

Rate proceeding.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company’s filing, as updated, provides a revenue increase of $140.4 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.  The requested rate increase is needed to recover higher operating costs and increased capital investments.

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

On February 9, 2009, the ALJs’ proposed order was issued recommending an increase in base revenues of approximately $68.8 million, a rate of return on rate base of 7.57 percent and a rate of return on equity of 10.17 percent.  The proposed order also includes approval of a volume balancing rider that would adjust rates to recover fixed costs and an energy efficiency rider that would fund energy efficiency programs.

Nicor Gas and other parties to the proceeding will have the opportunity to file written briefs to identify points where they agree or disagree with the proposed order.  After considering these briefs, the ALJs may modify the proposed order before submitting it as their recommendation to the ICC commissioners.  The ICC commissioners will then make the final decision on Nicor Gas' rate increase request and that decision may differ from the ALJs' recommendation.  That final decision is expected to be issued no later than March 25, 2009.  New rates would be effective prospectively.

Capital market environment.  The volatility in the capital markets during 2008 has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company has reviewed its investments, exposure to credit risk and sources of liquidity and, with the exception of the impact on postretirement benefit costs discussed below, does not currently expect any future material adverse impacts relating to these items.

The company sponsored defined benefit pension plan experienced significant declines in the market values of its investments in 2008.  These market value declines adversely impact the company’s future postretirement benefit costs in two ways.  First, the expected return on the pension plan’s assets (which serves to reduce postretirement benefit costs) will decline as a result of the lower asset market values.  Second, the pension plan’s 2008 actuarial losses (largely due to the decline in asset market values) will be amortized over the average remaining service life of plan participants.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in accumulated other comprehensive income.  The adverse impact of both factors on 2009 postretirement benefit costs compared to 2008 costs is approximately $30 million.  About one-fourth of this added cost will be capitalized as a cost of constructing gas distribution facilities and the remainder will be included in operating and maintenance expense, net of any amounts charged to affiliates.   The fair value of the company’s defined benefit pension plan assets still exceeds the projected benefit obligation at December 31, 2008.  The company does not expect to make any contributions to the plan in 2009.  However, if market values of the plan assets continue to significantly decline, the company may be required to make a contribution.

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor Gas’ operating income.

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.

Operating revenues increased $579.4 million in 2008 compared to the prior year due primarily to higher natural gas costs (approximately $370 million increase) and colder weather in 2008 (approximately $185 million increase).

Operating revenues increased $175.2 million in 2007 compared to the prior year due to colder weather in 2007 (approximately $240 million increase), partially offset by lower natural gas prices (approximately $25 million decrease) and demand unrelated to weather (approximately $12 million decrease).

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

A reconciliation of revenues and margin follows (in millions):

	2008	2007	2006

Revenues	$3,206.9	$2,627.5	$2,452.3
Cost of gas	(2,427.8)	(1,906.5)	(1,743.7)
Revenue tax expense	(171.1)	(148.7)	(144.4)
Margin	$608.0	$572.3	$564.2

Margin increased $35.7 million in 2008 compared to the prior year due primarily to colder weather (approximately $15 million increase) and the impact of customer interest (approximately $12 million increase).

Margin increased $8.1 million in 2007 compared to the prior year due to colder weather (approximately $17 million increase), partially offset by lower average distribution rates (approximately $6 million decrease which included the negative impact of approximately $2 million attributable to the ICC’s rate order rehearing decision that went into effect in April 2006) and the impact of customer interest (approximately $2 million decrease).

Operating and maintenance expense.  Operating and maintenance expense increased $24.7 million in 2008 compared to the prior year due primarily to higher bad debt expense ($17.7 million increase) and payroll and benefit-related costs ($4.9 million increase).  Higher bad debt expense is attributable to higher revenues and worsening economic conditions.  Also included in operating and maintenance expense for 2008 were recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a recovery of costs associated with the prior year PCB matter and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe).

Operating and maintenance expense increased $1.1 million in 2007 compared to the prior year due to higher bad debt expense ($14.9 million increase), partially offset by lower company use gas and storage-related gas costs ($13.1 million decrease) attributable primarily to lower prices paid for natural gas.

Mercury-related costs (recoveries), net.  Mercury-related costs (recoveries), net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  Mercury-related costs in 2008 were $0.6 million.  Mercury-related recoveries in 2007 reflect a $7.2 million reserve adjustment and $0.8 million in cost recoveries recorded during the first quarter of 2007.  In 2006, a mercury-related recovery of $3.8 million was realized from a settlement reached with an independent contractor of Nicor Gas.  Additional information about the company’s mercury inspection and repair program is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies – Mercury.

Other income (expense), net.  Pretax other income was $5.2 million, $6.2 million and $8.9 million in 2008, 2007 and 2006.

Property sale gains and losses vary from year-to-year depending upon property sales activity.  During 2008, 2007 and 2006, Nicor Gas realized pretax gains of $0.8 million, $2.0 million and $3.3 million, respectively.  The company periodically assesses its ownership of certain real estate holdings.

Income tax expense.  The effective income tax rate was 34.2 percent, 34.0 percent and 32.2 percent for 2008, 2007 and 2006, respectively.  The effective income tax rate in 2008 is essentially unchanged when compared to 2007.  The increase in the effective tax rate in 2007 when compared to 2006 is due primarily to higher pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).

Interest expense.  Interest expense increased $5.9 million in 2008 compared to the prior year.  This increase reflects the impacts of higher interest on income tax matters ($8.5 million increase) and higher average borrowing levels, partially offset by lower average interest rates.  In 2007, Nicor Gas recorded the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of the settlement, Nicor Gas reduced its reserve for interest payable by $10.4 million.

Interest expense decreased $10.4 million in 2007 compared to the prior year.  This decrease primarily reflects the impact of lower interest on income tax matters ($10.9 million decrease) attributable to the previously mentioned settlement with the IRS.

Nicor Gas Company

Operating Statistics
	2008	2007	2006

Operating revenues (millions)
Sales
Residential	$2,176.2	$1,791.4	$1,671.1
Commercial	551.4	426.2	373.9
Industrial	61.9	47.6	42.8
	2,789.5	2,265.2	2,087.8
Transportation
Residential	40.9	31.1	32.0
Commercial	82.2	76.7	82.1
Industrial	38.3	37.5	41.0
Other	25.7	10.6	3.7
	187.1	155.9	158.8
Other revenues
Revenue taxes	174.0	149.6	147.7
Environmental cost recovery	9.7	10.9	11.6
Chicago Hub	11.3	19.0	26.4
Other	35.3	26.9	20.0
	230.3	206.4	205.7
	$3,206.9	$2,627.5	$2,452.3

Deliveries (Bcf)
Sales
Residential	214.4	201.8	185.9
Commercial	54.7	48.7	41.8
Industrial	6.4	5.7	5.0
	275.5	256.2	232.7
Transportation
Residential	25.6	19.7	17.0
Commercial	93.1	84.6	80.4
Industrial	103.9	107.8	108.6
	222.6	212.1	206.0
	498.1	468.3	438.7

Year-end customers (thousands)
Sales
Residential	1,760	1,789	1,807
Commercial	130	128	123
Industrial	8	7	7
	1,898	1,924	1,937
Transportation
Residential	222	191	166
Commercial	53	54	57
Industrial	5	5	6
	280	250	229
	2,178	2,174	2,166

Other statistics
Degree days	6,348	5,756	5,174
Colder (warmer) than normal (1)	9%	(1%)	(11%)
Average gas cost per Mcf sold	$8.76	$7.36	$7.44

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,830 degree days per year.

FINANCIAL CONDITION AND LIQUIDITY

The company believes it has access to adequate resources to meet its needs for capital expenditures, debt redemptions, dividend payments and working capital.  These resources include net cash flow from operating activities, access to capital markets, lines of credit and short-term investments.  Recent capital market conditions are not currently expected to have a material adverse impact on the company’s ability to access capital.

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

Investing activities.  Net cash flow used for investing activities was $222.7 million, $150.8 million and $155.0 million in 2008, 2007 and 2006, respectively.

Capital expenditures is an internal measure utilized by management that represents cash additions to property, plant and equipment, adjusted for items including the accrual of work performed through period end and other non-cash items, contributions in aid of construction and expenditures associated with asset retirement obligations.

Capital expenditures increased $70 million to $229 million in 2008 from $159 million in 2007 due to higher expenditures associated with gas distribution, transmission and storage system improvements (approximately $55 million increase), facility construction (approximately $15 million increase) and information technology improvements (approximately $10 million increase), partially offset by the impact of lower customer additions (approximately $10 million decrease).

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

Capital expenditures are expected to decrease $19 million to $210 million in 2009 from $229 million in 2008 due to lower expenditures associated with gas distribution, transmission and storage system improvements, facility construction and information technology improvements, partially offset by higher capitalized overhead costs attributable to higher postretirement benefits costs.

Financing activities.  The current credit ratings for Nicor Gas are as follows:

	Standard & Poor’s	Moody’s	Fitch

Commercial Paper	A-1+	P-1	F-1
Senior Secured Debt	AA	A1	AA-
Senior Unsecured Debt	AA	A2	A+
Corporate Credit Rating	AA	n/a	n/a

In April 2008, Standard & Poor’s affirmed its credit ratings and changed its outlook from Negative to Stable.  In November 2008, Standard & Poor’s raised the rating on unsecured debt from AA- to AA.  The rating revision is the result of a change in methodology at Standard & Poor’s to better reflect the recovery prospects of creditors in the investor-owned utility operating sector.

Long-term debt.  The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs to the extent not provided by internally generated funds, and for general corporate purposes.

At December 31, 2008, Nicor Gas had the capacity to issue approximately $440 million of additional First Mortgage Bonds under the terms of its indenture.  The company’s shelf registration expired in December 2008. The company expects to file a new shelf registration in early 2009.  Nicor Gas believes it is in compliance with its debt covenants.  Nicor Gas’ long-term debt agreements do not include ratings triggers or material adverse change provisions.  Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and were retired.  The company expects to issue $50 million in First Mortgage Bonds in 2009.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The company retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036.  Proceeds from this issuance were applied to the $50 million 5.55 percent First Mortgage Bond series, which matured in 2006.

Short-term debt.  In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver, expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $717.9 million and $369.0 million of commercial paper outstanding at December 31, 2008 and 2007, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Common stock.  The company paid dividends of approximately $51 million, $69 million and $47 million in 2008, 2007 and 2006, respectively.  Nicor Gas is restricted by the amount it can dividend to Nicor.  Dividends are only allowed to the extent of Nicor Gas’ retained earnings balance.

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

Off-balance sheet arrangements.  Nicor Gas has certain guarantees, as further described in Item 8 – Notes to the Consolidated Financial Statements – Note 15 – Guarantees and Indemnities.  The company believes the likelihood of any such payment under these guarantees is remote.  No liability has been recorded for these guarantees.

Contractual obligations.  As of December 31, 2008, Nicor Gas had contractual obligations with payments due as follows (in millions):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$664.4	$356.6	$125.5	$7.7	$1,154.2
Long-term debt	50.0	75.0	-	375.0	500.0
Fixed interest on long-term debt	28.5	52.0	46.6	380.9	508.0
Operating leases	1.2	1.5	.7	9.6	13.0
Other long-term obligations	.5	.7	.6	1.0	2.8
	$744.6	$485.8	$173.4	$774.2	$2,178.0

In addition to the contractual obligations included in the table above, Nicor Gas has potential liabilities to taxing authorities (unrecognized tax benefits) which are dependent on the resolution of particular income tax positions.  The timing of future cash outflows, if any, associated with such potential liabilities is uncertain.  The company has accrued estimated unrecognized tax benefits of $7.4 million at December 31, 2008, of which approximately $4 million is reasonably expected to be paid within the next 12 months.

The company also has long-term obligations for postretirement benefits which are not included in the above table.  Information regarding the company’s obligations for postretirement benefits can be found in Item 8 – Notes to the Consolidated Financial Statements – Note 9 – Postretirement Benefits.

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts.  Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using December 31, 2008 NYMEX futures prices.

Operating leases are primarily for office space and equipment.  Rental expense under operating leases was $1.2 million, $1.1 million and $1.1 million in 2008, 2007 and 2006, respectively. Other long-term obligations consist of redeemable preferred stock.

In 2006, Nicor Gas signed an agreement to purchase approximately 16 Bcf of synthetic natural gas annually for a 20-year term beginning as early as 2010.  The agreement was contingent upon various milestones to be achieved by the counterparty to the agreement.  The counterparty failed to achieve certain of these milestones and the agreement terminated on July 1, 2008.

Labor negotiations.  The current labor contract between Nicor Gas and the International Brotherhood of Electrical Workers (IBEW) Local 19 expires on February 28, 2009.  The current agreement covers approximately 1,400 employees of Nicor Gas.  As of the filing date of this report, negotiations between IBEW representatives and the company continue.  Nicor Gas believes that there are adequate contingency plans in the event of a work stoppage, which the company currently does not expect.

OUTLOOK

Nicor Gas’ outlook assumes normal weather for 2009, but excludes, among other things, the ICC’s PBR plan/PGA review or other contingencies, and other impacts that could occur because of future volatility in the natural gas markets.  While these items could materially affect 2009 earnings, they are currently not estimable.

Nicor Gas expects operating results to be adversely impacted by significantly higher operating and maintenance and depreciation expense.  Operating and maintenance expense is expected to be higher due, in part, to increased postretirement benefit costs attributable to 2008’s decline in the market values of investments of the company’s defined benefit pension plan.

The company’s request for rate relief in the amount of $140.4 million is expected to be decided no later than March 25, 2009.  Results for Nicor Gas for 2009 are dependent on the outcome of that request.  Any rate relief would be prospective from the date of an ICC decision.  As a result, the company estimates that every $10 million of rate relief would positively impact 2009 net income by approximately $4 million to $5 million.  The company’s request for rate relief does include a request for a volume-balancing rider that would adjust rates to substantially compensate for variances in weather which would mitigate the volatility at Nicor Gas.

The company estimates that a 100-degree day variation from normal weather affects Nicor Gas’ distribution margin, net of income taxes, by approximately $1.6 million under the company’s current rate structure.

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

Pursuant to the agreement of all parties, including the company, the ICC re-opened the 1999 and 2000 purchased gas adjustment filings for review of certain transactions related to the PBR plan and consolidated the reviews of the 1999-2002 purchased gas adjustment filings with the PBR plan review.  On February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the ALJs issued a ruling denying CUB and CCSAO’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings.  The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million.  The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million.  The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers.  On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings.  In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million.  In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.  In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  No date has been set for evidentiary hearings on this matter.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2008.

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

Derivative instruments.  The rules for determining whether a contract meets the definition of a derivative instrument or qualifies for hedge accounting treatment are numerous and complex.  The treatment of a single contract may vary from period to period depending upon accounting elections, changes in management’s assessment of the likelihood of future hedged transactions or new interpretations of accounting rules.  As a result, management judgment is required in the determination of the appropriate accounting treatment.  In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market conditions, and changes in hedge effectiveness may impact the accounting treatment.  These determinations and changes in estimates may have a material impact on reported results.

Pension and other postretirement benefits.  The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs.  Changes in these assumptions typically do not have a significant impact on the expenses recorded from year to year.  However, actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions.  When cumulatively significant, the gains and losses generated from such variances are amortized into operating income over the remaining service lives of employees covered by the plans (approximately 10 years for the pension plan and 13 years for the health care plan).  Additional information is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 9 – Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions, and significant changes in estimates.

The company’s estimated postretirement benefit expense included in operating income was $2.7 million, $4.8 million and $5.5 million in 2008, 2007 and 2006, respectively.  The company expects to record postretirement benefit expense for 2009 of $24.6 million.  As previously discussed, significant market declines in the values of plan assets caused the increase in postretirement expense for 2009 when compared to prior years.  Actuarial assumptions affecting 2009 include an expected long-term rate of return on plan assets of 8.50 percent, consistent with the prior year, and discount rates of 6.35 percent for the company’s defined benefit pension plan and 6.00 percent for the health care and life insurance plan, compared with 6.25 percent for both plans a year earlier.  The 2008 discount rates for each plan were determined by performing a cash flow matching study using the Citigroup Pension Discount Curve.  The Citigroup Pension Discount Curve is constructed from a Treasury yield curve and adjusted by adding a corporate bond spread.  The corporate bond spread is developed from a large pool of high quality corporate bonds and mitigates the risks associated with selecting individual corporate bonds whose values may not be representative of the broader market.  The 2007 discount rate was determined by performing a bond matching study and referencing the Citigroup Pension Liability Index rate.  Such study utilized high quality bonds whose expected cash flows match the timing and amount of future benefit payments of the plans.

Credit risk.  Nicor Gas is required to estimate counterparty credit risk in estimating the fair values of certain derivative instruments.  The company’s counterparties consist primarily of major energy companies and financial institutions.  This concentration of counterparties may materially impact the company’s exposure to credit risk resulting from market, economic or regulatory conditions.  Recent adverse developments in the capital markets have made it more difficult for the company to assess the creditworthiness of its counterparties.  Based on this uncertainty, actual losses relating to credit risk could materially vary from Nicor Gas’ estimates.

Nicor Gas maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments.  Such estimates are based on historical experience, existing economic conditions and certain collection-related patterns.  Circumstances which could affect these estimates include, but are not limited to, customer credit issues, natural gas prices, customer deposits and worsening economic conditions.  Actual credit losses could vary materially from Nicor Gas’ estimates.  Nicor Gas’ allowance for doubtful accounts at December 31, 2008, 2007 and 2006 was $42.5 million, $32.8 million and $30.9 million, respectively, as presented on Schedule II in Item 15 – Exhibits, Financial Statement Schedules.

Unbilled revenues.  Nicor Gas estimates revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end.  Unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors.  These estimates are adjusted when actual billings occur, and variances in estimates can be material.  Accrued unbilled revenues for Nicor Gas at December 31, 2008, 2007 and 2006 were $196.1 million, $189.3 million and $158.9 million, respectively.

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which requires Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates, or probable future expenditures.  If Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.  Additional information on regulatory assets and liabilities is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 1 – Accounting Policies.

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

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers.  However, substantial changes in natural gas prices may impact Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related gas costs, bad debt expense, and other operating and financing expenses.  The company purchases about 4 Bcf of natural gas annually for its own use and to cover storage-related gas costs.  The level of natural gas prices may also impact customer gas consumption and therefore margin.  The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices.  During 2008, Nicor Gas hedged a portion of its forecasted 2009 and 2010 company use and storage-related gas costs through the use of fixed-price purchase and swap agreements.

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

The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions.  To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to require guarantees or collateral back-up, and to limit its exposure to any one counterparty.  Nicor Gas also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  However, recent adverse developments in the capital markets have made it more difficult for the company to assess the creditworthiness of our counterparties.  Based on this uncertainty, the company has taken additional steps including, but not limited to, reducing available credit to some of its counterparties.

Interest rate risk.  Nicor Gas is exposed to changes in interest rates.  The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings.  If market rates were to hypothetically increase by 10 percent from Nicor Gas’ weighted-average floating interest rate on commercial paper, interest expense would have increased causing Nicor Gas’ earnings to decrease by approximately $0.2 million in 2008.  For further information about debt securities, interest rates and fair values, see Item 8 – Financial Statements – Consolidated Statements of Capitalization, and Item 8 – Notes to the Consolidated Financial Statements – Note 5 – Short-Term and Long-Term Debt and Note 7 – Fair Value of Financial Instruments.

Nicor Gas Company

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Northern Illinois Gas Company

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern Illinois Gas Company and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also include performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, in 2007, the Company changed its method of recognizing and measuring income tax positions. As discussed in Note 2 to the consolidated financial statements, in 2008, the Company changed its method of offsetting amounts related to certain contracts and retrospectively adjusted the 2007 balance sheet for the change.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 25, 2009

Nicor Gas Company

Consolidated Statements of Operations
(millions)

	Year ended December 31
	2008	2007	2006

Operating revenues (includes revenue taxes of $174.0, $149.6 and $147.7, respectively)	$3,206.9	$2,627.5	$2,452.3

Operating expenses
Cost of gas	2,427.8	1,906.5	1,743.7
Operating and maintenance	293.0	268.3	267.2
Depreciation	170.9	165.6	160.1
Taxes, other than income taxes	189.4	166.9	163.1
Income tax expense, net	28.9	31.8	23.6
Mercury-related costs (recoveries), net	.6	(8.0)	(3.6)
	3,110.6	2,531.1	2,354.1

Operating income	96.3	96.4	98.2

Other income (expense), net
Property sale gains	.8	2.0	3.3
Interest income	5.5	5.2	6.3
Other income	.8	.8	.8
Other expense	(1.9)	(1.8)	(1.5)
Income tax expense on other income	(2.1)	(2.4)	(4.2)
	3.1	3.8	4.7

Interest expense
Interest on debt, net of amounts capitalized	36.6	38.8	38.6
Other	3.2	(4.9)	5.7
	39.8	33.9	44.3

Net income	$59.6	$66.3	$58.6

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Cash Flows
(millions)

	Year ended December 31
	2008	2007	2006
		* As Adjusted	* As Adjusted
Operating activities
Net income	$59.6	$66.3	$58.6
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	170.9	165.6	160.1
Deferred income tax expense (benefit)	3.0	(.3)	(48.6)
Net gain on sale of property, plant and equipment	(.8)	(2.0)	(3.3)
Changes in assets and liabilities:
Receivables, less allowances	(44.6)	(64.3)	257.5
Gas in storage	(60.8)	40.1	68.0
Deferred/accrued gas costs	(104.1)	.1	(173.4)
Derivative instruments	136.7	(66.2)	155.4
Margin accounts - derivative instruments	(113.7)	7.6	(61.2)
Pension benefits	179.1	(54.5)	26.6
Regulatory postretirement asset	(186.3)	44.1	(113.5)
Other assets	(60.5)	(9.4)	10.0
Accounts payable and customer credit balances and deposits	(57.0)	89.7	(77.2)
Health care and other postretirement benefits	12.2	4.7	89.1
Other liabilities	(2.4)	(13.3)	(9.5)
Other items	(3.2)	(7.8)	(4.1)
Net cash flow provided from (used for) operating activities	(71.9)	200.4	334.5

Investing activities
Additions to property, plant and equipment	(230.0)	(155.4)	(164.3)
Purchases of available-for-sale securities	-	(166.6)	-
Proceeds from the sales of available-for-sale securities	-	166.6	-
Net proceeds from sale of property, plant and equipment	.8	.6	3.6
Other investing activities	6.5	4.0	5.7
Net cash flow used for investing activities	(222.7)	(150.8)	(155.0)

Financing activities
Proceeds from issuing long-term debt	75.0	-	50.0
Disbursements to retire long-term obligations	(75.5)	(.5)	(50.5)
Net issuances (repayments) of commercial paper	348.9	19.0	(140.0)
Dividends paid	(50.9)	(69.2)	(47.1)
Other financing activities	(1.2)	-	(.4)
Net cash flow provided from (used for) financing activities	296.3	(50.7)	(188.0)

Net increase (decrease) in cash and cash equivalents	1.7	(1.1)	(8.5)

Cash and cash equivalents, beginning of year	.6	1.7	10.2

Cash and cash equivalents, end of year	$2.3	$.6	$1.7

Supplemental information
Income taxes paid, net	$49.3	$54.1	$84.9
Interest paid, net of amounts capitalized	50.8	36.7	36.1

*	Periods prior to 2008 were adjusted due to the retrospective application of FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts. See Note
2 - New Accounting Pronouncements for further information.

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Balance Sheets
(millions)
	December 31
	2008	2007
Assets		* As Adjusted

Gas distribution plant, at cost	$4,460.6	$4,279.7
Less accumulated depreciation	1,737.1	1,655.6
Gas distribution plant, net	2,723.5	2,624.1

Current assets
Cash and cash equivalents	2.3	.6
Receivables, less allowances of $42.5 and $32.8, respectively	577.8	531.6
Receivables - affiliates	11.4	13.0
Gas in storage	173.7	112.9
Derivative instruments	4.1	14.8
Margin accounts - derivative instruments	115.4	26.1
Other	138.0	66.9
Total current assets	1,022.7	765.9

Pension benefits	36.4	215.5
Regulatory postretirement asset	232.3	64.2
Other assets	137.4	40.6

Total assets	$4,152.3	$3,710.3

Capitalization and Liabilities

Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$448.0	$422.8
Mandatorily redeemable preferred stock	2.6	3.1
Total long-term obligations	450.6	425.9

Preferred stock
Non-redeemable preferred stock	1.4	1.4

Common equity
Common stock	76.2	76.2
Paid-in capital	108.1	108.1
Retained earnings	480.4	472.4
Accumulated other comprehensive loss, net	(10.7)	(2.2)
Total common equity	654.0	654.5
Total capitalization	1,106.0	1,081.8

Current liabilities
Long-term obligations due within one year	50.5	75.5
Short-term debt	717.9	369.0
Accounts payable	311.9	321.7
Customer credit balances and deposits	187.3	234.5
Derivative instruments	120.1	16.2
Other	88.2	134.3
Total current liabilities	1,475.9	1,151.2

Deferred credits and other liabilities
Regulatory asset retirement cost liability	751.7	720.7
Deferred income taxes	305.3	289.5
Health care and other postretirement benefits	196.6	185.1
Asset retirement obligation	184.7	177.2
Other	132.1	104.8
Total deferred credits and other liabilities	1,570.4	1,477.3

Commitments and contingencies

Total capitalization and liabilities	$4,152.3	$3,710.3

*	Periods prior to 2008 were adjusted due to the retrospective application of FSP No. FIN 39-1, Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts. See Note
2 - New Accounting Pronouncements for further information.

The accompanying notes are an integral part of these statements.

	Nicor Gas Company

	Consolidated Statements of Capitalization
	(millions, except share data)

		December 31
		2008		2007

	First Mortgage Bonds
	5.875% Series due 2008	$-		$75.0
	5.37% Series due 2009	50.0		50.0
	6.625% Series due 2011	75.0		75.0
	7.20% Series due 2016	50.0		50.0
	5.80% Series due 2023	50.0		50.0
	6.58% Series due 2028	50.0		50.0
	5.90% Series due 2032	50.0		50.0
	5.90% Series due 2033	50.0		50.0
	5.85% Series due 2036	50.0		50.0
	6.25% Series due 2038	75.0		-
		500.0		500.0
Less:	Amount due within one year	50.0		75.0
	Unamortized debt discount, net of premium	2.0		2.2
		448.0	40.5%	422.8	39.1%

	Preferred stock, cumulative, $100 par value, 800,000 shares authorized
	Mandatorily redeemable preferred stock, 4.48% and 5.00%
	series, 31,000 shares outstanding in 2008
	and 36,000 shares outstanding in 2007	3.1		3.6
	Less: Amount due within one year	.5		.5
		2.6	.3	3.1	.3

	Nonredeemable preferred stock, 4.60% and 5.00%
	convertible series, 14,008 shares outstanding	1.4	.1	1.4	.1

	Common equity
	Common stock, $5 par value, 25,000,000 shares
	authorized, 32,365 shares reserved for share-based
	awards and 15,232,414 shares outstanding	76.2		76.2
	Paid-in capital	108.1		108.1
	Retained earnings	480.4		472.4
	Accumulated other comprehensive loss, net
	Cash flow hedges	(3.0)		(.5)
	Postretirement benefit plans	(7.7)		(1.7)
	Total accumulated other comprehensive loss	(10.7)		(2.2)
	Total common equity	654.0	59.1	654.5	60.5

	Total capitalization	$1,106.0	100.0%	$1,081.8	100.0%

	The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Retained Earnings
(millions)

	Year ended December 31
	2008	2007	2006

Balance at beginning of year	$472.4	$480.3	$470.7
Net income	59.6	66.3	58.6
Cumulative effect of change in accounting principle:
FIN No. 48	-	(2.5)	-
SFAS No. 158	(.2)	-	-
Dividends declared on common stock	(51.3)	(71.6)	(48.9)
Dividends declared on preferred stock	(.1)	(.1)	(.1)

Balance at end of year	$480.4	$472.4	$480.3

Consolidated Statements of Comprehensive Income
(millions)

	Year ended December 31
	2008	2007	2006

Net income	$59.6	$66.3	$58.6
Other comprehensive income (loss)
Loss on cash flow hedges (net of income tax of $(1.7) and $(0.3) in 2008 and 2007, respectively)	(2.5)	(.4)	(.1)
Postretirement gains (losses) (net of income tax of $(3.9) and $0.9 in 2008 and 2007, respectively)	(6.0)	1.4	-
Other comprehensive income (loss), net of tax	(8.5)	1.0	(.1)

Comprehensive income	$51.1	$67.3	$58.5

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

Use of estimates.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts.  Actual results could differ from those estimates and such differences could be material.  Accounting estimates requiring significant management judgment involve accruals for legal, regulatory and environmental contingencies, unbilled revenues, credit risk, postretirement benefit assets and liabilities, asset retirement obligations, income taxes and related assets and liabilities, the identification and valuation of derivative instruments, and potential asset impairments.

Cash and cash equivalents.  Cash equivalents are comprised of highly liquid investments with an initial maturity of three months or less.  The carrying value of these investments approximates fair value.

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which requires Nicor Gas to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates, or probable future expenditures.  If Nicor Gas’ operations become no longer subject to the provisions of SFAS No. 71, a write-off of net regulatory liabilities would be required.

The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2008	2007
Regulatory assets
Regulatory postretirement asset - current	$23.3	$5.2
Regulatory postretirement asset - noncurrent	232.3	64.2
Deferred gas costs - current	31.5	-
Deferred gas costs – noncurrent	22.5	-
Deferred environmental costs	19.5	9.5
Unamortized losses on reacquired debt	15.4	16.5
Deferred rate case costs	6.1	2.6
Other	.1	.1
	$350.7	$98.1

	2008	2007
Regulatory liabilities
Regulatory asset retirement cost liability – current	$15.0	$8.0
Regulatory asset retirement cost liability – noncurrent	751.7	720.7
Accrued gas costs	-	50.1
Regulatory income tax liability	46.3	49.5
Other	.8	1.1
	$813.8	$829.4

The current portions of the regulatory postretirement asset and the deferred gas costs are classified in current assets – other.  All other regulatory assets are classified in noncurrent other assets.  The current portion of the regulatory asset retirement cost liability and accrued gas costs are classified in current liabilities – other.  All other regulatory liabilities are classified in noncurrent other liabilities.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  This regulatory postretirement asset is expected to be recovered from ratepayers over a period of approximately 10 to 13 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  Nicor Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to temporary under or overcollections of natural gas costs and certain environmental costs charged to its customers.

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

Derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the purchase of natural gas for customers.  These derivative instruments are reflected at fair value.  Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, and therefore have no direct impact on earnings.  Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities and classified on the balance sheet as deferred or accrued gas costs, respectively.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of changes in the fair value of the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.

Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction occurs, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to earnings.

At times, Nicor Gas enters into futures contracts, options, swap agreements and fixed-price purchase agreements to reduce the earnings volatility of certain forecasted operating costs arising from fluctuations in natural gas prices.  These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost.  To the extent hedge accounting is not elected, changes in such fair values are immediately recorded in current period earnings as operating and maintenance expense.  During 2008, Nicor Gas hedged a portion of its forecasted 2009 and 2010 natural gas purchases related to operating costs through the execution of swap agreements and fixed-price purchase agreements and has generally elected cash flow hedge accounting for such transactions.  For the years ended December 31, 2008 and 2007, there was no ineffectiveness.  At December 31, 2008 the net deferred loss recorded in accumulated other comprehensive income associated with these instruments was $3.0 million, reported net of $2.0 million of related income tax benefits, the majority of which is expected to be reclassified to earnings within the next 12 months.

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

Operating revenues and gas costs.  Operating revenues are recognized when natural gas is delivered to customers.  In accordance with ICC regulations and subject to its review, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary.  Temporary under and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas, respectively.

Legal defense costs.  Nicor Gas accrues estimated legal defense costs associated with loss contingencies in the period in which it determines that such costs are probable of being incurred and are reasonably estimable.

Depreciation.  Property, plant and equipment are depreciated over estimated useful lives on a straight-line basis.  The composite depreciation rate is 4.1 percent, which includes all estimated future retirement costs.  Upon the retirement of these assets, no gain or loss is recognized.

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for 2008, 2007 and 2006 were $171.1 million, $148.7 million and $144.4 million, respectively.

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

On January 1, 2007, the company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, which sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The company records unrecognized tax benefits based on a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The evaluation is based on a two-step approach.  The first step requires the company to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority.  The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.  The company recognizes accrued interest related to unrecognized tax benefits in interest expense and interest income.  Penalties, if any, are recorded in operating expense.

2.      NEW ACCOUNTING PRONOUNCEMENTS

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

This FSP was required to be applied retrospectively to all prior periods.  As a result of the application of this FSP, the company’s Consolidated Balance Sheets line items increased (decreased) by the following amounts at December 31 (in millions):

	2008	2007
Assets
Receivables	$(27.2)	$(19.2)
Derivative instruments	-	2.1
Margin accounts – derivative instruments	115.4	26.1
Noncurrent other assets	24.4	-
Liabilities
Derivative instruments	$95.2	$9.0
Noncurrent other liabilities	17.4	-

Defined benefit pension and other postretirement plans.  On December 31, 2006, Nicor Gas adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  In addition, SFAS No. 158 required Nicor Gas to change its plan measurement date in 2008 to match its fiscal year-end.  In accordance with SFAS No. 158, Nicor Gas elected to use a 15-month approach for transitioning from an October 1 measurement date to a December

31 measurement date.  Nicor Gas adopted the measurement date provision on December 31, 2008, recording a cumulative effect adjustment that decreased retained earnings by $0.2 million.

3.      ASSET RETIREMENT OBLIGATIONS

Nicor Gas records AROs associated with services, mains and other components of the distribution system and buildings.  Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation.

The following table presents a reconciliation of the beginning and ending ARO for the years ended December 31 (in millions):

	2008	2007
Beginning of period	$179.0	$170.2
Liabilities incurred during the period	2.0	2.3
Liabilities settled during the period	(3.6)	(3.2)
Accretion	10.2	9.7
Revision in estimated cash flows	(.8)	-
End of period	$186.8	$179.0

Substantially all of the ARO is classified as a noncurrent liability.

4.      GAS IN STORAGE

Nicor Gas inventory is carried at cost on a LIFO basis.  Based on the average cost of gas purchased in December 2008 and 2007, the estimated replacement cost of inventory at December 31, 2008 and 2007 exceeded the LIFO cost by $297.7 million and $415.7 million, respectively.

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

There was no liquidation of LIFO layers during 2008.

Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, the LIFO liquidations in 2007 and 2006 had no impact on net income.

5.      SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and were retired.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The company retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In 2006, Nicor Gas, through a private placement, issued $50 million of First Mortgage Bonds at 5.85 percent, due in 2036.  Proceeds from this issuance were applied to the $50 million 5.55 percent First Mortgage Bond series, which matured in 2006.  Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver, expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $717.9 million and $369.0 million of commercial paper outstanding with a weighted-average interest rate of 0.3 percent and 4.2 percent at December 31, 2008 and 2007, respectively.

The company believes it is in compliance with all debt covenants.

The company incurred total interest expense of $39.9 million, $34.2 million, and $45.0 million in 2008, 2007 and 2006, respectively.  Interest expense is reported net of amounts capitalized.  Interest expense capitalized for the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.3 million and $0.7 million, respectively.

6.      ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $196.1 million and $189.3 million at December 31, 2008 and 2007, respectively.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

7.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, SFAS No. 157, Fair Value Measurements, defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable.  For assets and liabilities measured at fair value on a recurring basis on the Consolidated Balance Sheets, the table below categorizes those fair values across the three levels as of December 31, 2008 (in millions):

	Fair Value Amount
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$.3	$-	$-	$.3

Commodity derivatives:
Current	.4	.1	3.6	4.1
Noncurrent	-	.1	1.8	1.9
Total	.4	.2	5.4	6.0
Total	$.7	$.2	$5.4	$6.3
Liabilities
Commodity derivatives:
Current	$96.4	$20.0	$3.7	$120.1
Noncurrent	17.4	6.0	-	23.4
Total	$113.8	$26.0	$3.7	$143.5

When available and appropriate, the company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1.  For commodity derivatives, Level 1 values include only those derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; these over-the-counter items are classified within Level 2.  In certain instances, the company may be required to use one or more significant unobservable inputs for a model-derived valuation; the resulting valuation is classified as Level 3.

The majority of derivatives held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers, and therefore their values do not affect net income, as their settlement is passed directly through to customers without markup, subject to ICC review.  The change in fair value for these derivatives is accounted for through regulatory assets and liabilities.

The current portions of the derivatives noted in the above table are stated separately within current assets and current liabilities on the Consolidated Balance Sheets.  The noncurrent portions of the derivatives are classified in noncurrent other.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balance for the period ended December 31 (in millions):

2008

Balance at January 1	$7.5
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	5.4
Settlements, net of purchases	(11.0)
Transfers in and/or out of Level 3	(.2)
Balance at December 31	$1.7

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.

The following table represents the balances of margin accounts related to derivative instruments at December 31 (in millions):

	2008	2007
Assets:
Margin accounts – derivative instruments	$115.4	$26.1
Other – noncurrent	24.4	-

The recorded amount of short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2008 and 2007 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds was approximately $520 million and $513 million at December 31, 2008 and 2007, respectively.

8.      INCOME TAXES

The components of income tax expense are presented below (in millions):

	2008	2007	2006
Current
Federal	$23.8	$30.9	$62.0
State	5.6	5.7	16.5
	29.4	36.6	78.5
Deferred
Federal	3.3	(1.4)	(37.6)
State	(.3)	1.1	(11.0)
	3.0	(.3)	(48.6)

Amortization of investment tax credits, net	(1.4)	(2.1)	(2.1)
Income tax expense, net	$31.0	$34.2	$27.8

The temporary differences which gave rise to the net deferred tax liability at December 31 were as follows (in millions):

	2008	2007
Deferred tax liabilities
Property, plant and equipment	$299.8	$286.2
Employee benefits	15.1	15.0
Other	21.9	16.4
	336.8	317.6
Deferred tax assets
Unamortized investment tax credits	17.2	18.1
Allowance for doubtful accounts	16.8	12.4
Other	43.3	27.6
	77.3	58.1
Net deferred tax liability	$259.5	$259.5

For purposes of computing deferred income tax assets and liabilities, temporary differences associated with regulatory assets and liabilities have been netted against related offsetting temporary differences.

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	5.0	4.6	4.4
Amortization of investment tax credits	(2.5)	(2.2)	(2.6)
Amortization of regulatory income tax liability	(1.5)	(1.7)	(1.7)
Medicare subsidy	(1.5)	(1.4)	(2.1)
Other, net	(.3)	(.3)	(.8)
Effective combined federal and state income tax rate	34.2%	34.0%	32.2%

The effective income tax rate in 2008 is essentially unchanged when compared to 2007.  The increase in the effective income tax rate in 2007 compared to 2006 is due primarily to higher pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At December 31, 2008, the years that remain subject to examination by the IRS and IDR include years beginning after 2003.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority.  The company’s liability for unrecognized tax benefits was $7.4 million at December 31, 2008, almost none of which, if recognized, would impact the company’s effective tax rate.  The increase in unrecognized tax benefits from $0.6 million at December 31, 2007 is due primarily to an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2008	2007

Balance at January 1	$.6	$.7
Additions for tax positions of prior years	7.8	-
Reductions for tax positions of prior years	(1.0)	-
Settlements	-	(.1)
Balance at December 31	$7.4	$.6

If ultimate settlements vary from these estimated amounts recognized, the company does not anticipate any adjustment would result in a material change to its financial position.   However, the company believes it is reasonably possible that a change in its unrecognized tax benefits could occur within 12 months, potentially increasing by $1 million or decreasing by $8 million its unrecognized tax benefits.

In the fourth quarter of 2007, Nicor Gas recorded the effects of a settlement with the IRS related to the timing of certain deductions taken as part of a change in accounting method on its 2002 tax return.  As a result of the settlement, Nicor Gas reduced its reserve for interest payable by $10.4 million.  During the years ended December 31, 2008 and 2007, the company recognized benefits of approximately $1 million and $8 million of interest, respectively.  The company has approximately $6 million of interest receivable accrued at December 31, 2008 compared with $10 million of interest payable as of December 31, 2007.  The change is due primarily to an interest payment made in the second quarter of 2008.  The amounts recognized in operating expense related to penalties were insignificant.

The balance of unamortized investment tax credits at December 31, 2008 and 2007 was $26.0 million and $27.5 million, respectively.

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

The following table sets forth the changes in the plans’ benefit obligations and assets, and reconciles the funded status of the plans to the corresponding asset (liability) recorded on the balance sheet at December 31 (in millions):

	Pension benefits		Health care and other benefits
	2008*	2007	2008*	2007
Change in benefit obligation
Benefit obligation at beginning of period	$263.2	$271.3	$196.9	$193.7
Service cost	10.7	9.1	2.7	2.3
Interest cost	19.9	15.1	15.0	10.9
Actuarial loss (gain)	2.2	(15.2)	3.9	1.3
Participant contributions	-	-	1.5	1.1
Medicare Part D reimbursements	-	-	2.2	1.2
Benefits paid	(25.8)	(17.1)	(14.5)	(13.6)
Benefit obligation at end of period	270.2	263.2	207.7	196.9

Change in plan assets
Fair value of plan assets at beginning of period	478.7	432.3	-	1.2
Actual (loss) return on plan assets	(146.3)	63.5	-	-
Employer contributions	-	-	13.0	11.3
Participant contributions	-	-	1.5	1.1
Benefits paid	(25.8)	(17.1)	(14.5)	(13.6)
Fair value of plan assets at end of period	306.6	478.7	-	-

Funded status	36.4	215.5	(207.7)	(196.9)
Contributions made after the measurement date	-	-	-	2.3
Other	-	-	-	(.9)
Postretirement benefit asset (liability)	$36.4	$215.5	$(207.7)	$(195.5)

* Amounts for 2008 reflect 15 months of activity for the transition to a December 31 measurement date in accordance with SFAS No. 158.

Amounts classified on the balance sheet as of December 31 consist of (in millions):

	Pension benefits		Health care and other benefits
	2008	2007	2008	2007

Noncurrent assets	$36.4	$215.5	$-	$-
Current liabilities	-	-	(11.1)	(10.4)
Noncurrent liabilities	-	-	(196.6)	(185.1)
	$36.4	$215.5	$(207.7)	$(195.5)

The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in accumulated other comprehensive income.  However, to the extent Nicor Gas employees perform services for non-regulated affiliates and to the extent such employees are eligible to participate in these plans, the affiliates are charged for the cost of these benefits and the changes in the funded status relating to these employees are recorded in accumulated other comprehensive income.

Postretirement benefit costs (credits) recorded within net regulatory assets and accumulated other comprehensive income, and changes thereto, were as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

January 1, 2007	$34.6	$78.2	$1.8	$4.2	$36.4	$82.4
Arising during period:
Net actuarial (gain) loss	(40.5)	1.3	(2.1)	-	(42.6)	1.3
Amortized to net periodic benefit cost (credit):
Net actuarial loss	-	(4.5)	-	(.2)	-	(4.7)
Net prior service (cost) benefit	(.5)	.1	-	-	(.5)	.1
December 31, 2007	(6.4)	75.1	(.3)	4.0	(6.7)	79.1

Arising during period:
Net actuarial loss	188.4	3.7	9.9	.2	198.3	3.9
Amortized to net periodic benefit cost (credit):
Net actuarial loss	-	(4.4)	-	(.2)	-	(4.6)
Net prior service (cost) benefit	(.3)	.1	-	-	(.3)	.1
Net actuarial loss and net prior service
cost for October 1, 2008 – December 31, 2008	(.1)	(1.1)	-	(.1)	(.1)	(1.2)
December 31, 2008	$181.6	$73.4	$9.6	$3.9	$191.2	$77.3

The balances as of December 31 relate primarily to unrecognized actuarial (gains) losses.

The associated amounts in net regulatory assets and accumulated other comprehensive income at December 31, 2008 that are expected to be amortized to net periodic benefit cost in 2009 are as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

Net actuarial loss	$14.5	$4.3	$.8	$.2	$15.3	$4.5
Net prior service cost (benefit)	.4	(.1)	-	-	.4	(.1)
	$14.9	$4.2	$.8	$.2	$15.7	$4.4

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $231.6 million and $227.1 million at the 2008 and 2007 measurement dates, respectively.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2008	2007	2006	2008	2007	2006

Service cost	$8.6	$9.1	$9.4	$2.2	$2.3	$2.4
Interest cost	15.9	15.1	14.9	12.0	10.9	10.3
Expected return on plan assets	(39.9)	(36.0)	(34.8)	-	-	(.2)
Recognized net actuarial loss	-	-	.2	4.6	4.7	5.0
Amortization of prior service cost	.3	.5	.5	(.1)	(.1)	(.1)
Net periodic benefit cost (credit)	$(15.1)	$(11.3)	$(9.8)	$18.7	$17.8	$17.4

Assumptions used to determine benefit obligations included the following:

	Pension benefits		Health care and other benefits
	2008	2007	2008	2007

Discount rate	6.35%	6.25%	6.00%	6.25%
Rate of compensation increase	3.75	3.75	3.75	3.75

The 2008 discount rates for each plan were determined by performing a cash flow matching study using the Citigroup Pension Discount Curve.  The Citigroup Pension Discount Curve is constructed from a Treasury yield curve and adjusted by adding a corporate bond spread.  The corporate bond spread is developed from a large pool of high quality corporate bonds and mitigates the risks associated with selecting individual corporate bonds whose values may not be representative of the broader market.  The 2007 discount rate was determined by performing a bond matching study and referencing the Citigroup Pension Liability Index rate.  Such study utilized high quality bonds whose expected cash flows match the timing and amount of future benefit payments of the plans.

Assumptions used to determine net periodic benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%
Expected return on assets	8.50	8.50	8.50	8.50	8.50	8.50
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75

Nicor Gas establishes its expected long-term return on asset assumption by considering historical and projected returns for each investment asset category.  Projected returns are calculated with the assistance of independent firms via probability-based models.  The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net periodic benefit cost.  The assumed rate of return on assets can have a significant effect on the amounts reported for pension benefits.  A one-percentage-point change in the assumed rate of return on assets would impact the net periodic pension cost by approximately $3 million.

Other assumptions used to determine the health care benefit obligation were as follows:

	2008	2007
Health care cost trend rate	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Years to reach ultimate rate	7	6

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:

	2008	2007	2006
Health care cost trend rate	9.0%	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Years to reach ultimate rate	6	5	5

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	One-percent
	Increase	Decrease

Effect on total of service and interest cost components	$1.1	$(1.0)
Effect on benefit obligation	18.7	(16.0)

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

	Target	Percentage of plan assets
Asset category	allocation	2008	2007

Equity securities	69%	70%	69%
Debt securities	31	30	31
	100%	100%	100%

Investments in equity securities are diversified among various mutual funds that are comprised of domestic and international equity securities.  Debt securities are comprised of a mutual fund that is invested in bonds representing a diversity of sectors and maturities.

The company does not expect to contribute to its pension plan in 2009 but does expect to contribute about $12.5 million (before Medicare subsidies) to its other postretirement benefit plan in 2009.  The following table sets forth the benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending December 31	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2009	$19.9	$12.5	$(1.4)
2010	19.2	13.4	(1.5)
2011	20.0	14.3	(1.6)
2012	21.9	14.9	(1.7)
2013	22.9	15.7	(1.8)
2014-2018	153.7	87.9	(9.6)

Nicor Gas also has a separate unfunded supplemental retirement plan that is noncontributory with defined benefits.  Plan costs were $0.3 million, $0.2 million and $0.3 million in 2008, 2007 and 2006, respectively.  The projected benefit obligation associated with this plan was $2.3 million and $2.4 million at December 31, 2008 and 2007, respectively.

The company also sponsors defined contribution plans covering substantially all employees.  These plans provide for employer matching contributions.  The total cost of these plans was $5.1 million, $4.8 million and $4.8 million in 2008, 2007 and 2006, respectively.

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

11.   BUSINESS SEGMENT INFORMATION

Revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2008	2007	2006

Bundled sales	$2,789.5	$2,265.2	$2,087.8
Transportation	187.1	155.9	158.8
Revenue taxes	174.0	149.6	147.7
Other	56.3	56.8	58.0
	$3,206.9	$2,627.5	$2,452.3

12.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the years ended December 31, 2008, 2007 and 2006, Nicor Gas had net charges to affiliates of $6.9 million, $5.7 million and $7.4 million, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at December 31, 2008 and 2007, due primarily to the seasonal cash requirements of the business.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the year ended December 31, 2008, Nicor Gas interest income was insignificant.  For the years ended December 31, 2007 and 2006, Nicor Gas recorded interest income of $0.4 million and $2.3 million, respectively.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.  Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the years ended December 31, 2008, 2007 and 2006, Nicor Gas recorded revenues of $59.7 million, $62.0 million and $76.0 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.  As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes, and may pay or receive inventory imbalance adjustments.  Nicor Gas recorded positive (negative) margin of $2.7 million in 2008 and $(2.7) million in 2007 from Nicor Advanced Energy.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest.  Such transactions are governed by terms of an ICC order.  For the years ended December 31, 2008, 2007 and 2006, net charges from Nicor Enerchange were $64.3 million, $22.7 million and $34.5 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the years ended December 31, 2008, 2007 and 2006, charges from Nicor Enerchange for administration of the Chicago Hub were $0.8 million, $0.7 million and $0.8 million, respectively.

Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture of Nicor, that operates an interstate regulated natural gas pipeline of approximately 70 miles stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $10.3 million for each of the years ended December 31, 2008, 2007 and 2006, for natural gas transportation under rates that have been accepted by the FERC.

EN Engineering, L.L.C., a 50-percent-owned joint venture of Nicor that provides engineering and consulting services, charged Nicor Gas $7.2 million, $4.8 million and $4.2 million for engineering and corrosion services rendered in 2008, 2007 and 2006, respectively.  A majority of the work performed by EN Engineering is capital in nature and is classified as property, plant and equipment on the Consolidated Balance Sheets.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

13.   COMMITMENTS

As of December 31, 2008, Nicor Gas had purchase commitments with payments due as follows (in millions):

	Purchase obligations	Operating leases	Other long-term obligations

2009	$19.8	$1.2	$.5
2010	12.2	.8	.4
2011	12.1	.7	.3
2012	5.6	.4	.3
2013	3.1	.3	.3
After 2013	-	9.6	1.0
	$52.8	$13.0	$2.8

Purchase obligations consist of a natural gas transportation agreement and property, plant and equipment purchases. Operating leases are primarily for office space and equipment.  Rental expense under operating leases was $1.2 million, $1.1 million and $1.1 million in 2008, 2007 and 2006, respectively.

Other long-term obligations consist of redeemable preferred stock.

14.   RATE PROCEEDING

On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company’s filing, as updated, provides a revenue increase of $140.4 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.  The requested rate increase is needed to recover higher operating costs and increased capital investments.

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

On February 9, 2009, the ALJs’ proposed order was issued recommending an increase in base revenues of approximately $68.8 million, a rate of return on rate base of 7.57 percent and a rate of return on equity of 10.17 percent.  The proposed order also includes approval of a volume balancing rider that would adjust rates to recover fixed costs and an energy efficiency rider that would fund energy efficiency programs.

Nicor Gas and other parties to the proceeding will have the opportunity to file written briefs to identify points where they agree or disagree with the proposed order.  After considering these briefs, the ALJs may modify the proposed order before submitting it as their recommendation to the ICC commissioners.  The ICC commissioners will then make the final decision on Nicor Gas' rate increase request and that decision may differ from the ALJs' recommendation.  That final decision is expected to be issued no later than March 25, 2009.  New rates would be effective prospectively.

15.   GUARANTEES AND INDEMNITIES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to ongoing coal tar cleanup, as discussed in Note 16 – Contingencies - Manufactured Gas Plant Sites.  Nicor Gas believes that the likelihood of payment under its other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

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

On February 5, 2003, the CCSAO and CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CCSAO and CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the ALJs issued a ruling denying CUB and CCSAO’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CCSAO, CUB or other parties to the ICC Proceedings.

In November 2003, the ICC staff, CUB, CCSAO and the IAGO filed their respective direct testimony in the ICC Proceedings.  The ICC staff is seeking refunds to customers of approximately $108 million and CUB and CCSAO were jointly seeking refunds to customers of approximately $143 million.  The IAGO direct testimony alleges adjustments in a range from $145 million to $190 million.  The IAGO testimony as filed is presently unclear as to the amount which IAGO seeks to have refunded to customers.  On February 27, 2004, the above referenced intervenors filed their rebuttal testimony in the ICC Proceedings.  In such rebuttal testimony, CUB and CCSAO amended the alleged amount to be refunded to customers from approximately $143 million to $190 million.  In 2004, the evidentiary hearings on this matter were stayed in order to permit the parties to undertake additional third party discovery from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.  In December 2006, the additional third party discovery from EKT was obtained, Nicor Gas withdrew its previously filed testimony and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony filed pursuant to the scheduling order, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  No date has been set for evidentiary hearings on this matter.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2008.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

In the first quarter of 2007, Nicor Gas recorded a $7.2 million reduction to its previously established reserve for mercury-related matters.  The reduction was attributable primarily to the favorable settlement during that quarter of certain lawsuits that had been pending against Nicor Gas.  As of December 31, 2008, Nicor Gas had remaining an estimated liability of $2.5 million related to inspection, clean-up and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.   Actual costs may vary from this estimate.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the arbitration panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of December 31, 2008, the company had recorded a liability in connection with these matters of $21.4 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

17.   QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial data is presented below (in millions):

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2008
Operating revenues	$1,464.2	$560.1	$306.1	$876.5
Operating income	45.7	18.2	3.2	29.2
Net income (loss)	35.6	9.9	(6.0)	20.1

2007
Operating revenues	$1,208.4	$431.4	$238.9	$748.8
Operating income	51.1	12.2	5.4	27.7
Net income (loss)	38.4	4.8	(2.8)	25.9

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  These disclosure controls and procedures are designed so that required information is accumulated and communicated to the registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures, as of the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting.  Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.  Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the company’s internal control over financial reporting.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 14.	Principal Accounting Fees and Services

The following is a summary of the Deloitte & Touche LLP fees for professional services rendered for the years ended December 31 (in millions):

Fee Category	2008	2007

Audit fees	$1.7	$1.4
Audit-related fees	.1	.1
Total fees	$1.8	$1.5

Audit Fees.  Consists of fees billed for professional services rendered for the audit of Nicor Gas’ financial statements, review of the interim financial statements included in quarterly reports and services in connection with statutory and regulatory filings.  The 2008 fees also include those related to Nicor Gas’ 2008 rate case filing.

Audit-Related Fees.  Consists of fees for assurance and related services that are reasonably related to the performance of the audit of Nicor Gas’ financial statements and are not reported under “Audit Fees.”  These services include employee benefit plan audits, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Deloitte & Touche LLP.  On an ongoing basis, management of Nicor Gas defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested.  The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of Deloitte & Touche LLP.  On a periodic basis, Nicor Gas’ management reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts.  In 2008, all services provided by Deloitte & Touche LLP were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)

1)	Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2)	Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	25
II	Valuation and Qualifying Accounts	57

Schedules other than those listed are omitted because they are not applicable.

3)	Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Gas Company

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to	Charged to				Balance
	beginning	costs and	other				at end
Description	of period	expenses	accounts		Deductions		of period

2008

Allowance for doubtful accounts receivable	$32.8	$70.6	$-		$60.9	(a)	$42.5

Accrued mercury-related costs	2.8	.6	-		.9	(b)	2.5

Accrued manufactured gas plant environmental costs	15.2	-	19.8	(c)	13.6	(b)	21.4

2007

Allowance for doubtful accounts receivable	$30.9	$53.0	$-		$51.1	(a)	$32.8

Accrued mercury-related costs	13.2	-	-		10.4	(b)	2.8

Accrued manufactured gas plant environmental costs	19.9	-	4.5	(c)	9.2	(b)	15.2

2006

Allowance for doubtful accounts receivable	$30.1	$38.1	$-		$37.3	(a)	$30.9

Accrued mercury-related costs	17.5	-	-		4.3	(b)	13.2

Accrued manufactured gas plant environmental costs	19.5	-	12.7	(c)	12.3	(b)	19.9

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

Nicor Gas Company

Date February 25, 2009		/s/ KAREN K. PEPPING
Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2009.

Signature		Title

/s/ RUSS M. STROBEL
Russ M. Strobel		Chairman, President and
(Principal Executive Officer)		Chief Executive Officer

/s/ RICHARD L. HAWLEY
Richard L. Hawley		Executive Vice President and
(Principal Financial Officer)		Chief Financial Officer

/s/ KAREN K. PEPPING
Karen K. Pepping		Vice President and Controller
(Principal Accounting Officer)

ROBERT M. BEAVERS, JR.*		Director

BRUCE P. BICKNER*		Director

JOHN H. BIRDSALL, III*		Director

NORMAN R BOBINS*		Director

BRENDA J. GAINES*		Director

RAYMOND A. JEAN*		Director

DENNIS J. KELLER*		Director

R. EDEN MARTIN*		Director

GEORGIA R. NELSON*		Director

ARMANDO J. OLIVERA*		Director

JOHN RAU*		Director

JOHN C. STALEY*		Director

	*	By /s/ RICHARD L. HAWLEY
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

4.04	*	Supplemental Indenture, dated February 1, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2000, Exhibit 4.17.)

4.05	*	Supplemental Indenture, dated May 15, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-Q for June 2001, Exhibit 4.01.)

4.06	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.09.)

4.07	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.10.)

4.08	*	Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2003, Exhibit 4.11.)

4.09	*	Supplemental Indenture, dated December 1, 2006, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954. (File No. 1-7296, Form 10-K for 2006, Exhibit 4.11.)

4.10	*
Supplemental Indenture, dated August 1, 2008, of Nicor Gas to BNY Mellon Trust Company, Trustee, under Indenture dated January 1, 1954.  (File No. 1-7296, Form 10-Q for September 30, 2008, Northern Illinois Gas Company, Exhibit 4.01.)

10.01		Nicor Gas Supplementary Savings Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008.)

Exhibit
Number		Description of Document

10.02	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.03	*	Amendment to Nicor Gas Supplementary Retirement Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.12.)

10.04	*	Nicor Gas Supplementary Retirement Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.11.)

10.05	*	2007 Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7296, Form 10-Q for March 31, 2007, Northern Illinois Gas Company, Exhibit 10.01.)

10.06		2008 Nicor Gas Annual Incentive Compensation Plan for Officers.

10.07	*	Nicor Gas Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7296, Form 10-Q for June 30, 2007, Northern Illinois Gas Company, Exhibit 10.01.)

10.08		First Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan.

10.09		Second Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan.

10.10	*	5-Year Credit Agreement dated as of September 13, 2005. (File No. 1-7296, Form 10-Q for September 30, 2005, Northern Illinois Gas Company, Exhibit 10.03.)

10.11	*	Second Amendment to the 5-Year Credit Agreement dated as of October 26, 2006. (File No. 1-7296, Form 10-Q for September 30, 2006, Northern Illinois Gas Company, Exhibit 10.02.)

10.12	*	9-Month Credit Agreement dated as of August 11, 2008. (File No. 1-7296, Form 10-Q for September 30, 2008, Northern Illinois Gas Company, Exhibit 10.01.)

10.13	*	1993 Interim Cooperative Agreement between Commonwealth Edison Company and Northern Illinois Gas Company. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.02.)

10.14	*	Amendment No. 1 to the 1993 Interim Cooperative Agreement. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.03.)

10.15	*	Amendment No. 2 to the 1993 Interim Cooperative Agreement. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.04.)

10.16	*	Amendment No. 3 to the 1993 Interim Cooperative Agreement. (File No. 1-7296, Form 10-Q for March 31, 2006, Northern Illinois Gas Company, Exhibit 10.05.)

Exhibit
Number		Description of Document

10.17	*	Memorandum of Understanding between Nicor Gas and Commonwealth Edison Company. (File No. 1-7296, Form 10-Q for June 30, 2007, Northern Illinois Gas Company, Exhibit 99.01.)

10.18	*	Final Allocation Agreement between Nicor Gas and Commonwealth Edison Company dated as of January 3, 2008. (File No. 1-7296, Form 10-K for 2007, Northern Illinois Gas Company, Exhibit 10.15.)

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

24.01		Powers of Attorney.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

*
These exhibits have been previously filed with the SEC as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference.  The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.