Form 10-Q
period 2009-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2009-05-01
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]   No [   ]

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

ALJs.  Administrative Law Judges.

Chicago Hub.  A venture of Nicor Gas, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2009 and 5,830 degree days per year for 2008.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended
	March 31
	2009	2008

Operating revenues (includes revenue taxes of $74.7 and $80.3, respectively)	$984.0	$1,464.2

Operating expenses
Cost of gas	716.4	1,186.7
Operating and maintenance	90.0	88.1
Depreciation	44.4	42.8
Taxes, other than income taxes	78.8	83.8
Income tax expense, net	16.0	17.1
	945.6	1,418.5

Operating income	38.4	45.7

Other income (expense), net
Interest income	.4	.3
Other income	.3	.2
Other expense	(.7)	(.5)
	-	-

Interest expense
Interest on debt, net of amounts capitalized	8.4	9.8
Other	.2	.3
	8.6	10.1

Net income	$29.8	$35.6

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Three months ended
	March 31
	2009	2008

Operating activities
Net income	$29.8	$35.6
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	44.4	42.8
Deferred income tax expense	8.2	1.9
Changes in assets and liabilities:
Receivables, less allowances	74.8	(252.1)
Gas in storage	173.5	111.6
Deferred/accrued gas costs	(.5)	13.0
Derivative instruments	70.2	(102.6)
Margin accounts - derivative instruments	(72.8)	54.7
Other assets	12.5	(24.6)
Accounts payable and customer credit balances and deposits	(190.4)	(99.1)
Temporary LIFO inventory liquidation	197.1	559.0
Other liabilities	(.1)	49.2
Other items	(2.4)	6.7
Net cash flow provided from operating activities	344.3	396.1

Investing activities
Additions to property, plant & equipment	(41.2)	(42.0)
Other investing activities	.8	2.0
Net cash flow used for investing activities	(40.4)	(40.0)

Financing activities
Repayments of long-term debt	(50.0)	-
Net repayments of commercial paper	(238.9)	(341.0)
Dividends paid	(16.0)	(15.5)
Net cash flow used for financing activities	(304.9)	(356.5)

Net decrease in cash and cash equivalents	(1.0)	(.4)

Cash and cash equivalents, beginning of period	2.3	.6

Cash and cash equivalents, end of period	$1.3	$.2

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	March 31	December 31	March 31
	2009	2008	2008
Assets
Gas distribution plant, at cost	$4,488.6	$4,460.6	$4,305.5
Less accumulated depreciation	1,758.7	1,737.1	1,678.7
Gas distribution plant, net	2,729.9	2,723.5	2,626.8

Current assets
Cash and cash equivalents	1.3	2.3	.2
Receivables, less allowances of $50.0, $42.5 and $50.7, respectively	505.6	577.8	788.5
Receivables - affiliates	8.8	11.4	8.2
Gas in storage	.2	173.7	1.3
Deferred income taxes	41.1	45.8	31.9
Derivative instruments	3.1	4.1	100.1
Margin accounts - derivative instruments	175.4	115.4	-
Other	72.4	92.2	32.5
Total current assets	807.9	1,022.7	962.7

Pension benefits	36.5	36.4	219.3
Regulatory postretirement asset	227.5	232.3	63.1
Other assets	168.9	137.4	71.7

Total assets	$3,970.7	$4,152.3	$3,943.6

Capitalization and Liabilities
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$448.1	$448.0	$372.9
Mandatorily redeemable preferred stock	2.6	2.6	3.1
Total long-term obligations	450.7	450.6	376.0

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	484.6	480.4	493.6
Accumulated other comprehensive income (loss), net	(10.2)	(10.7)	.1
Total common equity	658.7	654.0	678.0
Total capitalization	1,110.8	1,106.0	1,055.4

Current liabilities
Long-term obligations due within one year	.5	50.5	125.5
Short-term debt	479.0	717.9	28.0
Accounts payable	180.3	311.9	323.9
Customer credit balances and deposits	128.5	187.3	133.2
Temporary LIFO inventory liquidation	197.1	-	559.0
Derivative instruments	171.9	120.1	1.0
Other	100.4	88.2	221.7
Total current liabilities	1,257.7	1,475.9	1,392.3

Deferred credits and other liabilities
Regulatory asset retirement cost liability	763.2	751.7	730.4
Deferred income taxes	309.9	305.3	295.6
Health care and other postretirement benefits	197.0	196.6	185.4
Asset retirement obligation	186.6	184.7	178.4
Other	145.5	132.1	106.1
Total deferred credits and other liabilities	1,602.2	1,570.4	1,495.9

Commitments and contingencies

Total capitalization and liabilities	$3,970.7	$4,152.3	$3,943.6

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2008 Annual Report on Form 10-K.

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

Gas in storage.  Gas inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a current temporary LIFO liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of March 31, 2009 is expected to be restored prior to year-end.

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

The company had regulatory assets and liabilities as follows (in millions):

	March 31	December 31	March 31
	2009	2008	2008
Regulatory assets
Regulatory postretirement asset – current	$23.3	$23.3	$5.2
Regulatory postretirement asset – noncurrent	227.5	232.3	63.1
Deferred gas costs – current	15.4	31.5	-
Deferred gas costs – noncurrent	39.1	22.5	-
Deferred environmental costs	15.0	19.5	7.0
Unamortized losses on reacquired debt	15.1	15.4	16.2
Other	14.7	6.2	3.4
	$350.1	$350.7	$94.9

	March 31	December 31	March 31
	2009	2008	2008
Regulatory liabilities
Regulatory asset retirement cost liability – current	$15.0	$15.0	$8.0
Regulatory asset retirement cost liability – noncurrent	763.2	751.7	730.4
Accrued gas costs	-	-	63.1
Regulatory income tax liability	45.5	46.3	48.8
Other	.8	.8	4.5
	$824.5	$813.8	$854.8

The current portion of the regulatory postretirement asset and the deferred gas costs are classified in current assets – other.  All other regulatory assets are classified in noncurrent other assets.  The current portion of the regulatory asset retirement cost liability and accrued gas costs are classified in current liabilities – other.  All other regulatory liabilities are classified in noncurrent other liabilities.

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

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three months ended March 31, 2009 and 2008 were $73.6 million and $78.9 million, respectively.

Derivative instruments.  Cash flows from derivative instruments are recognized in the Condensed Consolidated Statements of Cash Flows, and gains and losses are recognized in the Condensed Consolidated Statements of Operations, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction occurs, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to earnings.

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

At times, Nicor Gas enters into futures contracts, options, swap agreements and fixed-price purchase agreements to reduce the earnings volatility of certain forecasted operating costs arising from fluctuations in natural gas prices, such as the purchase of natural gas for use in company operations.  These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost.  To the extent hedge accounting is not elected, changes in such fair values are immediately recorded in current period earnings as operating and maintenance expense.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Fair value measurements.  Effective January 1, 2008, the company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value measurements.  This Statement does not require any new fair value measurements, rather it provides guidance on how to perform fair value measurements as required or permitted under other accounting pronouncements. It also provides for immediate recognition of trade-date gains and losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs.  In 2008, Nicor Gas elected the one-year deferral allowed by FSP SFAS 157-2, Effective Date of FASB Statement No. 157, for certain nonfinancial assets and liabilities.  As it applies to Nicor Gas, the deferral pertained to fair value measurements for intangible assets and asset retirement obligations.  The effect of adopting SFAS No. 157, in its entirety, was not material to Nicor Gas’ results of operations or financial condition.

4.        SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The company retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver, expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $479.0 million, $717.9 million, and $28.0 million of commercial paper borrowings outstanding at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

The company believes it is in compliance with all debt covenants.

5.	INCOME TAXES

The effective income tax rate for the three months ended March 31, 2009 increased to 35.0 percent from 32.4 percent for the prior-year period.  The higher effective income tax rate for the three months ended March 31, 2009 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).

The balance of unamortized investment tax credits at March 31, 2009, December 31, 2008 and March 31, 2008 was $25.4 million, $26.0 million and $26.9 million, respectively.

6.	ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $86.9 million, $196.1 million and $234.3 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

7.	FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable.  For assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets, the tables below categorize those fair values across the three levels (in millions):
	Fair value amount
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2009
Assets
Money market funds	$.6	$-	$-	$.6
Derivatives	.1	1.1	3.3	4.5
Total	$.7	$1.1	$3.3	$5.1

Liabilities
Derivatives	$171.9	$39.6	$.7	$212.2

December 31, 2008
Assets
Money market funds	$.3	$-	$-	$.3
Derivatives	.4	.2	5.4	6.0
Total	$.7	$.2	$5.4	$6.3

Liabilities
Derivatives	$113.8	$26.0	$3.7	$143.5

March 31, 2008
Assets
Derivatives	$63.1	$32.0	$7.6	$102.7

Liabilities
Derivatives	$.1	$-	$.9	$1.0

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

Money market funds are included in cash equivalents.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balances for the three months ended March 31 (in millions):

	2009	2008

Beginning of Period	$1.7	$7.5
Net realized/unrealized gains (losses) included in regulatory assets and liabilities	(.1)	5.9
Settlements, net of purchases	1.0	(6.7)
End of period	$2.6	$6.7

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balances of margin accounts related to derivative instruments (in millions):

	March 31	December 31	March 31
	2009	2008	2008
Assets
Margin accounts – derivative instruments	$175.4	$115.4	$-
Other – noncurrent	37.1	24.4	-
Liabilities
Other – current	$-	$-	$28.6

The recorded amount of short-term investments, restricted short-term investments, and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2009, December 31, 2008 and March 31, 2008 was $450 million, $500 million and $500 million, respectively.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $453 million at March 31, 2009, $520 million at December 31, 2008 and $510 million at March 31, 2008.

8.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 2 – Accounting Policies – Derivative instruments.  All derivatives recognized on the Condensed Consolidated Balance Sheets are measured at fair value, as described in Note 7 – Fair Value Measurements.

Balance sheet.  Derivative assets and liabilities as of March 31, 2009, carried at fair value on the Condensed Consolidated Balance Sheets, are shown in the table below (in millions):

	Asset derivatives		Liability derivatives
	Location	Fair value	Location	Fair value

Commodity derivatives designated as hedging instruments under SFAS No. 133
Current	Derivative instruments	$-	Derivative instruments	$3.5
Noncurrent	Other	-	Other	.5
Total		$-		$4.0

Commodity derivatives not designated as hedging instruments under SFAS No. 133
Current	Derivative instruments	$3.1	Derivative instruments	$168.4
Noncurrent	Other	1.4	Other	39.8
Total		$4.5		$208.2

The majority of derivatives held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers.

Volumes.  As of March 31, 2009, Nicor Gas held outstanding derivative contracts of approximately 75 Bcf to hedge natural gas purchases for customer use, with hedges spanning approximately three years.  Commodity price-risk exposure arising from Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 1.8 Bcf as of March 31, 2009.  The above volumes exclude contracts such as variable-priced contracts which are accounted for as derivatives but are not directly impacted by changes in commodity prices.

Income statement – cash flow hedges.  Derivatives designated as a cash flow hedge relate to purchases of natural gas for company use.  For the three months ended March 31, 2009, cash flow hedges affected accumulated other comprehensive income and income as shown in the following table (in millions):

Cash flow hedging relationships	Pretax gain (loss) recognized in other comprehensive income (Effective portion)	Location	Pretax gain (loss) reclassified from accumulated other comprehensive income into income (Effective portion)	Pretax gain (loss) recognized in income (Ineffective portion)

Commodity contracts	$(3.9)	Operating and maintenance	$(4.5)	$-

As of March 31, 2009, the time horizon of cash flow hedges for Nicor Gas company use extends to as long as 20 months.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at March 31, 2009 was $4.4 million (or $2.7 million after taxes), of which $3.9 million (or $2.3 million after taxes) is expected to be reclassified to earnings within the next 12 months.

Income statement – derivatives not designated as hedges.  The earnings of the company are subject to volatility to the extent that derivatives used to purchase natural gas for company use are not designated as hedging instruments.  For the three months ended March 31, 2009, these pretax earnings effects are summarized in the table below (in millions):

Derivatives not designated as hedging instruments under SFAS No. 133	Location	Net gain (loss) recognized in income

Commodity contracts	Operating and maintenance	$(1.7)

Nicor Gas’ derivatives to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses of $117.1 million were recognized in regulatory assets for the three months ended March 31, 2009.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of March 31, 2009, for agreements with such features, derivative contracts with liability fair values totaled approximately $37 million, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $37 million.

Concentrations of credit risk.  In instances in which the company holds an uncollateralized net asset per an over-the-counter derivative contract, there is potential credit risk in the event the counterparty defaults on a settlement or fails to perform under the agreed-upon terms.  To manage this credit risk, the company, maintains prudent credit policies to determine and monitor the creditworthiness of counterparties, seeks guarantees or collateral, in the form of cash or letters of credit, and limits its exposure to any one counterparty.  The company also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2009	2008	2009	2008
Three months ended March 31
Service cost	$2.2	$2.1	$.6	$.5
Interest cost	4.1	4.0	3.0	3.0
Expected return on plan assets	(6.3)	(10.0)	-	-
Recognized net actuarial loss	3.8	-	1.1	1.2
Amortization of prior service cost	.1	.1	-	-
Net periodic benefit cost (credit)	$3.9	$(3.8)	$4.7	$4.7

Due to the significant decline in the fair value of the pension plan’s assets during 2008, the expected return on plan assets has decreased in 2009 as compared to 2008.  Also, the fair value decline in 2008 has created an actuarial loss that is being amortized over the average remaining service lives of employees covered by the plan.

10.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended
	March 31
	2009	2008

Net income	$29.8	$35.6
Other comprehensive income, after tax	.5	2.3
Total comprehensive income	$30.3	$37.9

Other comprehensive income consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

11.      RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the three months ended March 31, 2009 and 2008, Nicor Gas had net charges to affiliates of $4.8 million and $3.7 million, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at March 31, 2009, December 31, 2008 and March 31, 2008 due primarily to the seasonal cash requirements of the business.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three months ended March 31, 2009 and 2008, Nicor Gas recorded no interest income.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.  Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three months ended March 31, 2009 and 2008, Nicor Gas recorded revenues of $16.6 million and $26.3 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.  As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes, and may pay or receive inventory imbalance adjustments.  Nicor Gas recorded positive margin of $0.4 million and $3.0 million, respectively, from Nicor Advanced Energy for the three months ended March 31, 2009 and 2008.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest.  Such transactions are governed by terms of an ICC order.  For the three months ended March 31, 2009 and 2008, net charges to (from) Nicor Enerchange were $(2.6) million and $1.4 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the three months ended March 31, 2009 and 2008, charges from Nicor Enerchange were $0.2 million.

Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture of Nicor, that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $2.6 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively, for natural gas transportation under rates that have been accepted by the FERC.

EN Engineering L.L.C., a 50-percent-owned joint venture of Nicor that provides engineering and consulting services, charged Nicor Gas $1.7 million and $1.5 million for engineering and corrosion services rendered for the three months ended March 31, 2009 and 2008, respectively.  A majority of the work performed by EN Engineering is capital in nature and is classified as property, plant and equipment on the Condensed Consolidated Balance Sheet.  Nicor sold its ownership in EN Engineering on March 31, 2009.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

12.      RATE  PROCEEDING

On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company sought a revenue increase of $140.4 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.  The increase is needed to recover higher operating costs and increased capital investments.

In its rate filing, Nicor Gas proposed some new rate adjustment mechanisms.  These included mechanisms that would adjust rates to reflect certain changes in the company’s bad debt expense and cost of gas used for operations.  Also included were a volume balancing rider that would adjust rates to recover fixed costs, an energy efficiency rider that would fund energy efficiency programs and a rider that would adjust rates to recover a portion of capital expenditures incurred to replace certain older infrastructure.

On March 25, 2009, the ICC issued an order approving an increase in base revenues of $69.0 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed its new rates into effect on April 3, 2009.

On April 24, 2009, the company filed a request for rehearing with the ICC to appeal the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Attorney General’s office, Citizen’s Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy Efficiency Plan and the rate design for residential customers.  These other parties do not raise issues about the amount of the rate increase granted to Nicor Gas.  The ICC has until May 14, 2009 to either grant or deny the requests for rehearing.  Any further changes in rates as a result of rehearing would be effective prospectively.

13.      GUARANTEES AND INDEMNITIES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to ongoing coal tar cleanup, as discussed in Note 14 – Contingencies – Manufactured Gas Plant Sites.  Nicor Gas believes that the likelihood of payment under its other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2009.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of March 31, 2009, Nicor Gas had remaining an estimated liability of $2.4 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.

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

To date, Nicor Gas has identified about 40 properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs are to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On April 17, 2006, Nicor Gas initiated arbitration to determine the final allocations of these costs between Nicor Gas and ComEd.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement is subject, among other things, to approval by the ICC.  The arbitration that was initiated by Nicor Gas in 2006 currently is stayed pursuant to the arbitration panel’s order and is expected to be stayed pending the ICC review of the definitive allocation agreement.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of March 31, 2009, the company had recorded a liability in connection with these matters of $20.1 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

PCBs.  In June 2007, Nicor Gas notified the USEPA of the discovery by Nicor Gas of PCBs at four homes in Park Ridge, Illinois.  Nicor Gas has cleaned up the PCBs at these four homes.  In July 2007, the USEPA issued a subpoena to Nicor Gas pursuant to Section 11 of the Toxic Substances Control Act.  In the subpoena, the USEPA indicated that it was investigating Nicor Gas’ identification of PCB-contaminated liquids in its distribution system.  The subpoena sought documents related to Nicor Gas’ pipeline liquids and the extent and location of PCBs contained therein.  The Illinois Attorney General made a similar request for information from Nicor Gas.  Nicor Gas has provided documentation to the USEPA and the Illinois Attorney General, including information about the presence of PCBs in its system, and has conducted sample testing at additional customer locations.  The company believes that the USEPA and the Illinois Attorney General have concluded their investigations and does not expect either agency to assess fines to, or pursue any enforcement actions, against Nicor Gas with respect to this matter.

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois relating to these tax audits.  Following a dismissal of this action without prejudice by the trial court, the municipalities filed an amended complaint in August 2008.  The amended complaint seeks, among other things, compensation for alleged unpaid taxes.  Nicor Gas is contesting the claims in the amended complaint.  In December 2007, 25 additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor Gas believes the assessments are improper and has challenged them.  In April 2009, a purported class action lawsuit was filed against Nicor Gas in state court in Cook County, Illinois on behalf of customers who have been charged a municipal utility tax by the company but who are not residents of the taxing municipality.  The lawsuit asserts claims under the Illinois Consumer Fraud Act and the Illinois Public Utilities Act and for unjust enrichment, and seeks actual and punitive damages and an injunction.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor Gas 2008 Annual Report on Form 10-K.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

The following table provides a comparison of Nicor Gas’ results as reported for the three months ended March 31 (in millions):

	2009	2008

Operating income	$38.4	$45.7

Net income	$29.8	$35.6

Net income decreased $5.8 million for the three months ended March 31, 2009 compared to the prior year due to lower margin ($4.6 million pretax decrease), higher operating and maintenance expense ($1.9 million pretax increase) and higher depreciation expense ($1.6 million pretax increase).

Rate proceeding.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company sought a revenue increase of $140.4 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity. The increase is needed to recover higher operating costs and increased capital investments.

In its rate filing, Nicor Gas proposed some new rate adjustment mechanisms.  These included mechanisms that would adjust rates to reflect certain changes in the company’s bad debt expense and cost of gas used for operations.  Also included were a volume balancing rider that would adjust rates to recover fixed costs, an energy efficiency rider that would fund energy efficiency programs and a rider that would adjust rates to recover a portion of capital expenditures incurred to replace certain older infrastructure.

On March 25, 2009, the ICC issued an order approving an increase in base revenues of $69.0 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed its new rates into effect on April 3, 2009.  As a result of the new rates, it is estimated that a 100-degree day variation from normal (5,600 degree days annually) impacts Nicor Gas’ distribution margin, net of income taxes, by approximately $1.3 million.

On April 24, 2009, the company filed a request for rehearing with the ICC to appeal the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Attorney General’s office, Citizen’s Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy Efficiency Plan and the rate design for residential customers.  These other parties do not raise issues about the amount of the rate increase granted to Nicor Gas.  The ICC has until May 14, 2009 to either grant or deny the requests for rehearing.  Any further changes in rates as a result of rehearing would be effective prospectively.

Capital market environment.  The volatility in the capital markets during 2008 and 2009 has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company has reviewed its investments, exposure to credit risk and sources of liquidity and does not currently expect any future material adverse impacts relating to these items.

The company sponsored defined benefit pension plan experienced significant declines in the market values of its investments in 2008.  These market value declines adversely impact the company’s future postretirement benefit costs in two ways.  First, the expected return on the pension plan’s assets (which serves to reduce postretirement benefit costs) declined as a result of the lower asset market values.  Second, the pension plan’s 2008 actuarial losses (largely due to the decline in asset market values) are being amortized over the average remaining service life of plan participants.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in net income, instead of being recorded in accumulated other comprehensive income.  The adverse impact of both factors on 2009 postretirement benefit costs compared to 2008 costs is approximately $30 million.  About one-fourth of this added cost will be capitalized as a cost of constructing gas distribution facilities and the remainder will be included in operating and maintenance expense, net of any amounts charged to affiliates.  The company does not expect to make any contributions to the pension plan in 2009.  However, if market values of the pension plan assets continue to significantly decline, the company may be required to make future contributions.

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Operating revenues decreased $480.2 million for the three months ended March 31, 2009 compared to the prior year due primarily to lower natural gas costs (approximately $365 million decrease), warmer weather (approximately $55 million decrease) and lower demand unrelated to weather (approximately $45 million decrease).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended
	March 31
	2009	2008

Revenues	$984.0	$1,464.2
Cost of gas	(716.4)	(1,186.7)
Revenue tax expense	(73.6)	(78.9)
Margin	$194.0	$198.6

Margin decreased $4.6 million for the three months ended March 31, 2009 compared to the prior year due primarily to lower demand unrelated to weather (approximately $4 million decrease) and warmer weather (approximately $2 million decrease), partially offset by the impact of customer interest (approximately $3 million increase).

Operating and maintenance expense.   Operating and maintenance expense increased $1.9 million for the three months ended March 31, 2009 compared to the prior year due to higher payroll and benefit-related costs ($7.2 million increase, of which $5.4 million relates to higher pension expense, net of capitalization), partially offset by lower bad debt expense ($5.1 million decrease due to lower revenues attributable principally to lower natural gas prices).

Income tax expense.  The effective income tax rate for the three months ended March 31, 2009 increased to 35.0 percent from 32.4 percent for the prior-year period.  The higher effective income tax rate for the three months ended March 31, 2009 is due primarily to forecasted higher annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).

Interest expense.  Interest expense decreased $1.5 million for the three months ended March 31, 2009 compared to the prior year due primarily to lower average interest rates, partially offset by higher average borrowing levels.

Nicor Gas Company
Operating Statistics

	Three months ended
	March 31
	2009	2008
Operating revenues (millions)
Sales
Residential	$648.1	$1,013.2
Commercial	170.0	249.7
Industrial	19.4	31.0
	837.5	1,293.9
Transportation
Residential	14.3	13.2
Commercial	25.1	31.2
Industrial	10.3	11.8
Other	3.7	17.2
	53.4	73.4
Other revenues
Revenue taxes	74.7	80.3
Environmental cost recovery	5.7	5.0
Chicago Hub	2.0	3.4
Other	10.7	8.2
	93.1	96.9
	$984.0	$1,464.2
Deliveries (Bcf)
Sales
Residential	96.4	104.2
Commercial	25.0	25.8
Industrial	2.9	3.3
	124.3	133.3
Transportation
Residential	12.2	11.7
Commercial	38.4	40.5
Industrial	30.4	32.3
	81.0	84.5
	205.3	217.8
Customers at end of period (thousands)
Sales
Residential	1,769	1,789
Commercial	132	130
Industrial	8	8
	1,909	1,927
Transportation
Residential	219	197
Commercial	52	53
Industrial	5	6
	276	256
	2,185	2,183
Other statistics
Degree days	3,185	3,272
Colder than normal (1)	10%	9%
Average gas cost per Mcf sold	$5.64	$8.86

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2009 and 5,830 degree days per year for 2008.

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

Operating cash flows.  The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities decreased $51.8 million for the three months ended March 31, 2009 compared to the prior year.

Nicor Gas maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities increased $0.4 million for the three months ended March 31, 2009 compared to the prior year.

Financing activities.  The current credit ratings for Nicor Gas have not changed since the filing of the 2008 Annual Report on Form 10-K.

The company believes it is in compliance with all debt covenants.

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  The company expects to issue $50 million in First Mortgage Bonds in 2009.  On February 25, 2009, Nicor Gas filed a new shelf registration for the purpose of issuing additional First Mortgage Bonds.  The shelf registration became effective on March 20, 2009.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The company retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

Short-term debt.  In August 2008, Nicor Gas established a $600 million, 9-month seasonal revolver, expiring May 2009, to replace the $400 million, 210-day seasonal revolver, which expired in May 2008.  In the second quarter of 2009, Nicor Gas expects to establish a replacement credit facility.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $479.0 million, $717.9 million and $28.0 million of commercial paper borrowings outstanding at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Labor negotiations.  On April 17, 2009, Nicor Gas announced that the International Brotherhood of Electrical Workers Local 19 ratified a new labor contract which expires on February 28, 2014.  The agreement covers approximately 1,400 employees of Nicor Gas.  The new contract will provide for, among other things, general wage increases and changes to various employee benefits, and is not expected to have a material impact on the company’s results of operations, cash flows and financial condition.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2009.

Mercury.  Information about mercury contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Contingencies – Mercury.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites.  Additional information about these sites is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Contingencies – Manufactured Gas Plant Sites.

PCBs.  Information about PCB contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Contingencies – PCBs.

Municipal tax matters.  Information about municipal tax contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Contingencies – Municipal Tax Matters.

Other. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Contingencies.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2008 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

NEW ACCOUNTING PRONOUNCEMENTS

For information concerning SFAS No. 157, Fair Value Measurements, see Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 3 – New Accounting Pronouncements.

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

There has been no material change in the company's exposure to market risk since the filing of the 2008 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 12 – Rate Proceeding and Note 14 – Contingencies, which are incorporated herein by reference.

Item 6.       Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006. (File No. 1-7296, Form 10-Q for June 30, 2006, Nicor Gas Company, Exhibit 3.01.)

3.02	*	Nicor Gas Company Amended and Restated By-laws effective as of December 1, 2007. (File No. 1-7296, Form 8-K for November 29, 2007, Nicor Gas Company, Exhibit 3.1.)

10.01	*	Memorandum of Agreement Reached in Collective Bargaining. (File No. 1-7296, Form 8-K for April 17, 2009, Nicor Gas Company, Exhibit 10.01.)

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

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

Nicor Gas Company

May 1, 2009	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)