Form 10-Q
period 2009-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2009-07-31
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

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

SEC.  The United States Securities and Exchange Commission.

SFAS.  Statement of Financial Accounting Standards.

USEPA.  United States Environmental Protection Agency.

ii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Operating revenues (includes revenue taxes of $26.6, $36.7, $101.3 and $117.0, respectively)	$326.3	$560.1	$1,310.3	$2,024.3

Operating expenses
Cost of gas	156.6	396.2	873.0	1,582.9
Operating and maintenance	68.9	59.5	158.9	147.6
Depreciation	44.6	42.9	89.0	85.7
Taxes, other than income taxes	30.9	40.6	109.7	124.4
Income tax expense, net	6.0	2.7	22.0	19.8
	307.0	541.9	1,252.6	1,960.4

Operating income	19.3	18.2	57.7	63.9

Other income (expense), net
Interest income	.4	3.5	.8	3.8
Other income	.3	.1	.6	.3
Other expense	(.2)	(.4)	(.9)	(.9)
Income tax expense on other income	(.2)	(1.3)	(.2)	(1.3)
	.3	1.9	.3	1.9

Interest expense
Interest on debt, net of amounts capitalized	8.1	8.2	16.5	18.0
Other	.3	2.0	.5	2.3
	8.4	10.2	17.0	20.3

Net income	$11.2	$9.9	$41.0	$45.5

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Six months ended
	June 30
	2009	2008

Operating activities
Net income	$41.0	$45.5
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	89.0	85.7
Deferred income tax expense (benefit)	15.5	(19.6)
Changes in assets and liabilities:
Receivables, less allowances	354.3	171.7
Gas in storage	167.6	104.6
Deferred/accrued gas costs	56.9	41.2
Derivative instruments	(6.8)	(177.0)
Margin accounts - derivative instruments	12.6	105.4
Prepaid pension costs	(.1)	(7.7)
Other assets	14.8	(22.0)
Accounts payable and customer credit balances and deposits	(172.3)	(1.2)
Temporary LIFO inventory liquidation	82.9	399.2
Other liabilities	(23.5)	(4.3)
Other items	(3.9)	(2.4)
Net cash flow provided from operating activities	628.0	719.1

Investing activities
Additions to property, plant & equipment	(96.4)	(89.4)
Other investing activities	2.4	3.1
Net cash flow used for investing activities	(94.0)	(86.3)

Financing activities
Disbursements to retire long-term obligations	(50.5)	(.5)
Net repayments of commercial paper	(440.9)	(369.0)
Dividends paid	(41.6)	(29.8)
Other financing activities	(2.0)	-
Net cash flow used for financing activities	(535.0)	(399.3)

Net (decrease) increase in cash and cash equivalents	(1.0)	233.5

Cash and cash equivalents, beginning of period	2.3	.6

Cash and cash equivalents, end of period	$1.3	$234.1

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	June 30	December 31	June 30
	2009	2008	2008
Assets
Gas distribution plant, at cost	$4,536.8	$4,460.6	$4,348.2
Less accumulated depreciation	1,777.2	1,737.1	1,699.2
Gas distribution plant, net	2,759.6	2,723.5	2,649.0

Current assets
Cash and cash equivalents	1.3	2.3	234.1
Receivables, less allowances of $49.6, $42.5 and $53.5, respectively	228.0	577.8	365.6
Receivables - affiliates	6.9	11.4	7.3
Gas in storage	6.1	173.7	8.3
Derivative instruments	4.9	4.1	173.2
Margin accounts - derivative instruments	112.4	115.4	-
Other	96.4	138.0	84.2
Total current assets	456.0	1,022.7	872.7

Pension benefits	36.5	36.4	223.2
Regulatory postretirement asset	222.7	232.3	61.9
Other assets	119.7	137.4	79.4

Total assets	$3,594.5	$4,152.3	$3,886.2

Capitalization and Liabilities
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$498.1	$448.0	$372.9
Mandatorily redeemable preferred stock	2.1	2.6	2.6
Total long-term obligations	500.2	450.6	375.5

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	482.7	480.4	493.6
Accumulated other comprehensive income (loss), net	(9.3)	(10.7)	2.1
Total common equity	657.7	654.0	680.0
Total capitalization	1,159.3	1,106.0	1,056.9

Current liabilities
Long-term obligations due within one year	.5	50.5	125.5
Short-term debt	227.0	717.9	-
Accounts payable	183.8	311.9	416.5
Customer credit balances and deposits	143.1	187.3	138.5
Temporary LIFO inventory liquidation	82.9	-	399.2
Derivative instruments	120.9	120.1	1.4
Other	83.2	88.2	240.5
Total current liabilities	841.4	1,475.9	1,321.6

Deferred credits and other liabilities
Regulatory asset retirement cost liability	774.7	751.7	739.8
Deferred income taxes	314.2	305.3	294.8
Health care and other postretirement benefits	197.5	196.6	186.2
Asset retirement obligation	188.7	184.7	181.3
Other	118.7	132.1	105.6
Total deferred credits and other liabilities	1,593.8	1,570.4	1,507.7

Commitments and contingencies

Total capitalization and liabilities	$3,594.5	$4,152.3	$3,886.2

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

The company’s management evaluated subsequent events for potential recognition and disclosure through July 31, 2009, the date the financial statements were issued.

2.	ACCOUNTING POLICIES

Gas in storage.  Gas inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of June 30, 2009 is expected to be restored prior to year-end.

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

The company had regulatory assets and liabilities as follows (in millions):

	June 30	December 31	June 30
	2009	2008	2008
Regulatory assets
Regulatory postretirement asset – current	$23.3	$23.3	$5.2
Regulatory postretirement asset – noncurrent	222.7	232.3	61.9
Deferred gas costs – current	-	31.5	-
Deferred gas costs – noncurrent	15.2	22.5	-
Deferred environmental costs	11.8	19.5	8.0
Unamortized losses on reacquired debt	14.8	15.4	15.9
Other	15.0	6.2	4.3
	$302.8	$350.7	$95.3

Regulatory liabilities
Regulatory asset retirement cost liability – current	$15.0	$15.0	$8.0
Regulatory asset retirement cost liability – noncurrent	774.7	751.7	739.8
Accrued gas costs	18.1	-	91.3
Regulatory income tax liability	44.7	46.3	48.1
Other	1.2	.8	6.1
	$853.7	$813.8	$893.3

The current portion of the regulatory postretirement asset, the deferred gas costs and $2.3 million of other regulatory assets are classified in current assets – other.  All other regulatory assets are classified in noncurrent other assets.  The current portion of the regulatory asset retirement cost liability and accrued gas costs are classified in current liabilities – other.  All other regulatory liabilities are classified in noncurrent other liabilities.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  The regulatory postretirement asset is expected to be recovered from ratepayers over a period of approximately 10 to 13 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  Nicor Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to temporary under or overcollections of natural gas costs and certain environmental costs charged to its customers.

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and six months ended June 30, 2009 were $26.3 million and $99.9 million, respectively, and $36.1 million and $115.0 million, respectively, for the same periods ending June 30, 2008.

Derivative instruments.  Cash flows from derivative instruments are recognized in the Condensed Consolidated Statements of Cash Flows, and gains and losses are recognized in the Condensed Consolidated Statements of Operations, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction is recognized in the income statement, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to earnings.

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

4.         SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  On July 30, 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.  As a result of this issuance, the company reclassified $50 million of short-term debt outstanding as of June 30, 2009 as a long-term obligation.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The company retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, 9-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $277.0 million and $717.9 million of commercial paper borrowings outstanding at June 30, 2009 and December 31, 2008, respectively.  The company had no commercial paper borrowings outstanding at June 30, 2008.

The company believes it is in compliance with all debt covenants.

5.	INCOME TAXES

The effective income tax rate for the three months ended June 30, 2009 increased to 35.4 percent from 29.0 percent for the prior-year period.  The effective income tax rate for the six months ended June 30, 2009 increased to 35.1 percent from 31.6 percent for the prior-year period.  The higher effective income tax rate for the three and six months ended June 30, 2009 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).

The balance of unamortized investment tax credits at June 30, 2009, December 31, 2008 and June 30, 2008 was $24.7 million, $26.0 million and $26.4 million, respectively.

6.	ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $30.1 million, $196.1 million and $56.7 million at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

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

	Fair value amount
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2009
Assets
Money market funds	$1.1	$-	$-	$1.1
Derivatives	1.2	2.7	3.4	7.3
Total	$2.3	$2.7	$3.4	$8.4

Liabilities
Derivatives	$109.4	$26.8	$1.8	$138.0

December 31, 2008
Assets
Money market funds	$.3	$-	$-	$.3
Derivatives	.4	.2	5.4	6.0
Total	$.7	$.2	$5.4	$6.3

Liabilities
Derivatives	$113.8	$26.0	$3.7	$143.5

June 30, 2008
Assets
Money market funds	$234.0	$-	$-	$234.0
Derivatives	113.4	55.8	8.3	177.5
Total	$347.4	$55.8	$8.3	$411.5

Liabilities
Derivatives	$-	$.2	$1.2	$1.4

When available and appropriate, the company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1.  For derivatives, Level 1 values include only those derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; these over-the-counter items are classified within Level 2.  In certain instances, the company may be required to use one or more significant unobservable inputs for a model-derived valuation; the resulting valuation is classified as Level 3.

The majority of derivatives held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers, and therefore their fair values do not affect net income, as their settlement is passed directly through to customers without markup, subject to ICC review.  The change in fair value for these derivatives is accounted for through regulatory assets and liabilities.

Money market funds are included in cash equivalents, are categorized as trading and are carried at fair value.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balances (in millions):

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008

Beginning of period	$2.6	$6.7	$1.7	$7.5
Net realized/unrealized gains (losses) included in regulatory assets and liabilities	(1.6)	-	(1.7)	5.9
Settlements, net of purchases	.6	(.8)	1.6	(7.5)
Transfers in and/or out of Level 3	-	1.2	-	1.2
End of period	$1.6	$7.1	$1.6	$7.1

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balances of margin accounts related to derivative instruments (in millions):

	June 30	December 31	June 30
	2009	2008	2008
Assets
Margin accounts – derivative instruments	$112.4	$115.4	$-
Other – noncurrent	14.8	24.4	-

Liabilities
Other – current	$-	$-	$79.3

In addition, the recorded amount of restricted short-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2009 was $450 million and at December 31, 2008 and June 30, 2008 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $485 million at June 30, 2009, $520 million at December 31, 2008 and $503 million at June 30, 2008.

8.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 2 – Accounting Policies – Derivative instruments.  All derivatives recognized on the Condensed Consolidated Balance Sheets are measured at fair value, as described in Note 7 – Fair Value Measurements.

Balance sheet.  Derivative assets and liabilities as of June 30, 2009, carried at fair value on the Condensed Consolidated Balance Sheets, are shown in the table below (in millions):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Assets
Derivative instruments	$-	$4.9
Other – noncurrent	-	2.4
Total	$-	$7.3

Liabilities
Derivative instruments	$2.7	$118.2
Other – noncurrent	.3	16.8
Total	$3.0	$135.0

Volumes.  As of June 30, 2009, Nicor Gas held outstanding derivative contracts of approximately 71 Bcf to hedge natural gas purchases for customer use, spanning approximately three years.  Commodity price-risk exposure arising from Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 1.5 Bcf as of June 30, 2009.  The above volumes exclude contracts such as variable-priced contracts which are accounted for as derivatives but are not directly impacted by changes in commodity prices.

Income statement – cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the income statement.  Cash flow hedges used by Nicor Gas, to hedge purchases of natural gas for company use, are eventually recorded within operating and maintenance expense.  Cash flow hedges affected accumulated other comprehensive income and income as shown in the following tables (in millions):

Three months ended June 30, 2009
Pretax gain (loss) recognized in other comprehensive income (Effective portion)	Location	Pretax gain (loss) reclassified from accumulated other comprehensive income into income (Effective portion)	Pretax gain (loss) recognized in income (Ineffective portion)

$.1	Operating and maintenance	$(1.2)	$-

Six months ended June 30, 2009
Pretax gain (loss) recognized in other comprehensive income (Effective portion)	Location	Pretax gain (loss) reclassified from accumulated other comprehensive income into income (Effective portion)	Pretax gain (loss) recognized in income (Ineffective portion)

$(3.8)	Operating and maintenance	$(5.7)	$-

As of June 30, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use extends to as long as 17 months.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at June 30, 2009 was $3.2 million (or $2.0 million after taxes), of which $3.0 million (or $1.8 million after taxes) is expected to be reclassified to earnings within the next 12 months.

Income statement – derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax earnings effects of these items are summarized in the table below for the periods ended June 30, 2009 (in millions):

	Net gain (loss) recognized in income
Location	Three months ended	Six months ended

Operating and maintenance	$(.1)	$(1.8)

Nicor Gas’ derivatives to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses of $8.4 million and $125.5 million were recognized in regulatory assets for the three and six months ended June 30, 2009, respectively.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of June 30, 2009, for agreements with such features, derivative contracts with liability fair values totaled approximately $24 million, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $22 million.

Concentrations of credit risk.  In instances in which the company holds an uncollateralized net asset per an over-the-counter derivative contract, there is potential credit risk in the event the counterparty defaults on a settlement or fails to perform under the agreed-upon terms.  To manage this credit risk, the company maintains prudent credit policies to determine and monitor the creditworthiness of counterparties, seeks guarantees or collateral, in the form of cash or letters of credit, and limits its exposure to any one counterparty.  The company also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.

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

The company’s postretirement benefit costs have historically been considered in rate proceedings in the period they are accrued.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in income, instead of being recorded in accumulated other comprehensive income.  However, to the extent Nicor Gas employees perform services for non-regulated affiliates and to the extent such employees are eligible to participate in these plans, the affiliates are charged for the cost of these benefits and the changes in the funded status relating to these employees are recorded in accumulated other comprehensive income.

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2009	2008	2009	2008
Three months ended June 30
Service cost	$2.1	$2.2	$.5	$.5
Interest cost	4.1	3.9	3.0	3.0
Expected return on plan assets	(6.3)	(10.0)	-	-
Recognized net actuarial loss	3.9	-	1.2	1.1
Amortization of prior service cost	.1	.1	-	-
Net periodic benefit cost (credit)	$3.9	$(3.8)	$4.7	$4.6

Six months ended June 30
Service cost	$4.3	$4.3	$1.1	$1.0
Interest cost	8.2	7.9	6.0	6.0
Expected return on plan assets	(12.6)	(20.0)	-	-
Recognized net actuarial loss	7.7	-	2.3	2.3
Amortization of prior service cost	.2	.2	-	-
Net periodic benefit cost (credit)	$7.8	$(7.6)	$9.4	$9.3

Due to the significant decline in the fair value of the pension plan’s assets during 2008, the expected return on plan assets has decreased in 2009 as compared to 2008.  Also, the fair value decline in 2008 has created an actuarial loss that is being amortized over the average remaining service lives of employees covered by the plan.

10.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Six month ended
	June 30		June 30
	2009	2008	2009	2008

Net income	$11.2	$9.9	$41.0	$45.5
Other comprehensive income, after tax	.9	2.0	1.4	4.3
Total comprehensive income	$12.1	$11.9	$42.4	$49.8

Other comprehensive income consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

11.       RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the three and six months ended June 30, 2009, Nicor Gas had net charges to affiliates of $0.8 million and $5.6 million, respectively.  For the three and six months ended June 30, 2008, Nicor Gas had net charges to affiliates of $0.5 million and $4.2 million, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at June 30, 2009, December 31, 2008 and June 30, 2008.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three and six months ended June 30, 2009, Nicor Gas recorded no interest income.  For the three and six months ended June 30, 2008, interest income was insignificant.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.  Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three and six months ended June 30, 2009, Nicor Gas recorded revenues of $6.2 million and $22.8 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.  For the three and six months ended June 30, 2008, such revenues were $14.1 million and $40.4 million, respectively.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.  As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes, and may pay or receive inventory imbalance adjustments.  Nicor Gas recorded no margin from Nicor Advanced Energy for the three months ended June 30, 2009 and recorded positive margin of $0.4 million from Nicor Advanced Energy for the six months ended June 30, 2009.  Nicor Gas recorded positive margin of $1.2 million and $4.2 million, respectively, from Nicor Advanced Energy for the three and six months ended June 30, 2008.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest.  Such transactions are governed by terms of an ICC order.  For the three and six months ended June 30, 2009, net charges to (from) Nicor Enerchange were $0.1 million and $(2.5) million, respectively.  For the three and six months ended June 30, 2008, net charges from Nicor Enerchange were $13.3 million and $11.9 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the three and six months ended June 30, 2009, charges from Nicor Enerchange were $0.1 million and $0.3 million, respectively.  For the three and six months ended June 30, 2008, charges from Nicor Enerchange were $0.2 million and $0.4 million, respectively.

Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture of Nicor, that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $2.6 million and $5.2 million for the three and six months ended June 30, 2009, respectively, for natural gas transportation under rates that have been accepted by the FERC.  For the three and six months ended June 30, 2008, Horizon Pipeline charged Nicor Gas $2.6 million and $5.1 million, respectively.

EN Engineering L.L.C., formerly a 50-percent-owned joint venture of Nicor that provides engineering and consulting services, charged Nicor Gas $1.7 million for engineering and corrosion services through March 31, 2009.  Nicor sold its ownership in EN Engineering on March 31, 2009.  For the three and six months ended June 30, 2008, Nicor Gas was charged $2.0 million and $3.5 million, respectively, for these services.  A majority of the work performed by EN Engineering was capital in nature and is classified as property, plant and equipment on the Condensed Consolidated Balance Sheets.

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

On April 24, 2009, the company filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Attorney General’s office, Citizen’s Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy Efficiency Plan and the rate design for residential customers.  These other parties do not raise issues about the amount of the rate increase granted to Nicor Gas.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  The ICC also denied all the rehearing requests by other parties.  The ICC has until October 13, 2009 to issue a ruling on rehearing.  Any changes in rates as a result of rehearing would be effective prospectively.  Nicor Gas has also filed an appeal of the ICC’s rate order in state appellate court.  That appeal has been stayed until the ICC issues its ruling on rehearing.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2009.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of June 30, 2009, Nicor Gas had remaining an estimated liability of $2.3 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) were parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs were to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement required approval of the ICC, which was obtained in the second quarter of 2009.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of June 30, 2009, the company had recorded a liability in connection with these matters of $17.3 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois relating to these tax audits.  Following a dismissal of this action without prejudice by the trial court, the municipalities filed an amended complaint in August 2008.  The amended complaint seeks, among other things, compensation for alleged unpaid taxes.  Nicor Gas is contesting the claims in the amended complaint.  In December 2007, 25 additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor Gas believes the assessments are improper and has challenged them.  In April 2009, a purported class action lawsuit was filed against Nicor Gas in state court in Cook County, Illinois on behalf of customers who have been charged a municipal utility tax by the company but who are not residents of the taxing municipality.  After Nicor Gas filed a motion to dismiss the purported class action, the plaintiff agreed to dismiss the lawsuit without prejudice.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

RESULTS OF OPERATIONS

Operating income and net income are presented below for the periods covered by this report (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Operating income	$19.3	$18.2	$57.7	$63.9

Net income	$11.2	$9.9	$41.0	$45.5

Net income increased $1.3 million for the three months ended June 30, 2009 compared to the prior year due to higher margin ($15.6 million pretax increase) and lower interest expense ($1.8 million pretax decrease), partially offset by higher operating and maintenance expense ($9.4 million pretax increase) and depreciation expense ($1.7 million pretax increase), lower interest income ($3.1 million pretax decrease) and a higher effective income tax rate.  Net income decreased $4.5 million for the six months ended June 30, 2009 compared to the prior year due primarily to higher operating and maintenance expense ($11.3 million pretax increase) and depreciation expense ($3.3 million pretax increase), lower interest income ($3.0 million pretax decrease) and a higher effective income tax rate, partially offset by higher margin ($11.0 million pretax increase) and lower interest expense ($3.3 million pretax decrease).

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

On March 25, 2009, the ICC issued an order approving an increase in base revenues of $69.0 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed its new rates into effect on April 3, 2009.  As a result of the new rates, it is estimated that a 100-degree day variation from normal (5,600 degree days annually) impacts Nicor Gas’ margin, net of income taxes, by approximately $1.3 million.

On April 24, 2009, the company filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Attorney General’s office, Citizen’s Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy Efficiency Plan and the rate design for residential customers.  These other parties do not raise issues about the amount of the rate increase granted to Nicor Gas.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  The ICC also denied all the rehearing requests by other parties.  The ICC has until October 13, 2009 to issue a ruling on rehearing.  Any changes in rates as a result of rehearing would be effective prospectively.  Nicor Gas has also filed an appeal of the ICC’s rate order in state appellate court.  That appeal has been stayed until the ICC issues its ruling on rehearing.

Capital market environment.  The volatility in the capital markets during 2008 and 2009 has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company has reviewed its investments, exposure to credit risk and sources of liquidity and does not currently expect any future material adverse impacts relating to these items.

The company sponsored defined benefit pension plan experienced significant declines in the market values of its investments in 2008.  These market value declines adversely impact the company’s future postretirement benefit costs in two ways.  First, the expected return on the pension plan’s assets (which serves to reduce postretirement benefit costs) declined as a result of the lower asset market values.  Second, the pension plan’s 2008 actuarial losses (largely due to the decline in asset market values) are being amortized over the average remaining service life of plan participants.  As a regulated utility, Nicor Gas expects continued rate recovery of the eligible costs of its defined benefit postretirement plans and, accordingly, associated changes in the plan’s funded status have been deferred as a regulatory asset or liability until recognized in income, instead of being recorded in accumulated other comprehensive income.  The adverse impact of both factors on 2009 postretirement benefit costs compared to 2008 costs is approximately $30 million.  About one-fourth of this added cost will be capitalized as a cost of constructing gas distribution facilities and the remainder will be included in operating and maintenance expense, net of any amounts charged to affiliates.  The company does not expect to make any contributions to the pension plan in 2009.  However, if market values of the pension plan assets continue to significantly decline, the company may be required to make future contributions.

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Operating revenues decreased $233.8 million for the three months ended June 30, 2009 compared to the prior year due primarily to lower natural gas costs (approximately $215 million decrease) and lower demand unrelated to weather (approximately $15 million decrease), partially offset by the impact of the recent base rate increase (approximately $20 million increase).  Operating revenues decreased $714.0 million for the six months ended June 30, 2009 compared to the prior year due primarily to lower natural gas costs (approximately $585 million decrease), lower demand unrelated to weather (approximately $75 million decrease) and warmer weather (approximately $65 million decrease), partially offset by the impact of the recent base rate increase (approximately $20 million increase).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Revenues	$326.3	$560.1	$1,310.3	$2,024.3
Cost of gas	(156.6)	(396.2)	(873.0)	(1,582.9)
Revenue tax expense	(26.3)	(36.1)	(99.9)	(115.0)
Margin	$143.4	$127.8	$337.4	$326.4

Margin increased $15.6 million for the three months ended June 30, 2009 compared to the prior year due to the impact of the recent base rate increase (approximately $20 million increase), partially offset by lower demand unrelated to weather (approximately $2 million decrease).  Margin increased $11.0 million for the six months ended June 30, 2009 compared to the prior year due to the impact of the recent base rate increase (approximately $20 million increase), partially offset by lower demand unrelated to weather (approximately $6 million decrease) and warmer weather (approximately $2 million decrease).

Operating and maintenance expense.  Operating and maintenance expense increased $9.4 million for the three months ended June 30, 2009 compared to the prior year due to higher payroll and benefit-related costs ($7.1 million increase, of which $5.5 million relates to higher pension expense, net of capitalization) and the absence of prior year recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a recovery of costs associated with the PCB matter and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe).  Operating and maintenance expense increased $11.3 million for the six months ended June 30, 2009 compared to the prior year due primarily to higher payroll and benefit-related costs ($14.3 million increase, of which $10.9 million relates to higher pension expense, net of capitalization), the absence of the previously mentioned cost recoveries ($3.9 million) and higher company use and storage-related gas costs ($2.4 million increase), partially offset by lower franchise gas costs ($6.7 million decrease) and lower bad debt expense ($6.0 million decrease due to lower revenues attributable principally to lower natural gas costs).  As a result of the recent rate order, which became effective on March 25, 2009, the expense for franchise gas costs will be deferred until the related revenue, recovered through a cost recovery rider, is recognized.

Income tax expense.  The effective income tax rate for the three months ended June 30, 2009 increased to 35.4 percent from 29.0 percent for the prior-year period.  The effective income tax rate for the six months ended June 30, 2009 increased to 35.1 percent from 31.6 percent for the prior-year period.  The higher effective income tax rate for the three and six months ended June 30, 2009 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).

Interest income.  Interest income decreased $3.1 million and $3.0 million for the three and six months ended June 30, 2009, respectively, compared to the prior year due primarily to the impact of lower average investment balances and lower interest on tax matters.

Interest expense.  Interest expense decreased $1.8 million and $3.3 million for the three and six months ended June 30, 2009, respectively, compared to the prior year due primarily to lower average interest rates and lower interest on income tax matters, partially offset by higher average borrowing levels.

Nicor Gas Company
Operating Statistics

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Operating revenues (millions)
Sales
Residential	$195.5	$363.1	$843.6	$1,376.3
Commercial	50.6	101.9	220.6	351.6
Industrial	5.9	11.1	25.3	42.1
	252.0	476.1	1,089.5	1,770.0
Transportation
Residential	10.1	8.0	24.4	21.2
Commercial	14.3	11.8	39.4	43.0
Industrial	8.7	7.6	19.0	19.4
Other	.6	5.5	4.3	22.7
	33.7	32.9	87.1	106.3
Other revenues
Revenue taxes	26.6	36.7	101.3	117.0
Environmental cost recovery	2.3	1.1	8.0	6.1
Chicago Hub	1.8	2.5	3.8	5.9
Other	9.9	10.8	20.6	19.0
	40.6	51.1	133.7	148.0
	$326.3	$560.1	$1,310.3	$2,024.3
Deliveries (Bcf)
Sales
Residential	25.8	26.1	122.2	130.3
Commercial	7.4	7.9	32.4	33.7
Industrial	1.0	.9	3.9	4.2
	34.2	34.9	158.5	168.2
Transportation
Residential	3.3	3.1	15.5	14.8
Commercial	12.4	11.7	50.8	52.2
Industrial	23.2	23.1	53.6	55.4
	38.9	37.9	119.9	122.4
	73.1	72.8	278.4	290.6
Customers at end of period (thousands)
Sales
Residential	1,760	1,777
Commercial	131	128
Industrial	7	7
	1,898	1,912
Transportation
Residential	221	205
Commercial	50	53
Industrial	5	5
	276	263
	2,174	2,175
Other statistics
Degree days	686	690	3,871	3,962
Colder than normal (1)	11%	0%	10%	7%
Average gas cost per Mcf sold	$4.42	$11.29	$5.38	$9.37

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

Operating cash flows.  The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities decreased $91.1 million for the six months ended June 30, 2009 compared to the prior year.

Nicor Gas maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities increased $7.7 million for the six months ended June 30, 2009 compared to the prior year.

Financing activities.  The current credit ratings for Nicor Gas have not changed since the filing of the 2008 Annual Report on Form 10-K.  In the second quarter of 2009, Moody’s and Standard & Poor’s affirmed their credit ratings on Nicor Gas.

The company believes it is in compliance with all debt covenants.

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  On July 30, 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.  As a result of this issuance, the company reclassified $50 million of short-term debt outstanding as of June 30, 2009 as a long-term obligation.  On February 25, 2009, Nicor Gas filed a new shelf registration for the purpose of issuing additional First Mortgage Bonds.  The shelf registration became effective on March 20, 2009.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The company retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

Short-term debt.  In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, 9-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $277.0 million and $717.9 million of commercial paper borrowings outstanding at June 30, 2009 and December 31, 2008, respectively.  The company had no commercial paper borrowings outstanding at June 30, 2008.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

OTHER MATTERS

Recent Illinois Legislation.  In July 2009, a new Illinois state law took effect that will require utility companies to participate in bill payment assistance programs for low-income customers.  Funding for the programs is expected to be provided largely through federal and state government contributions, as well as through an increase in monthly utility-customer charges.  The legislation also requires utilities to develop and implement energy efficiency measures to obtain prescribed reductions in customer deliveries.  Funding for the program, excluding the adverse impact on Nicor Gas of lower deliveries and resulting reduced margin, will be through a rate adjustment mechanism.  In addition, the legislation allows utility companies to implement, subject to ICC approval, a rate adjustment mechanism for bad debt expense.  Certain provisions of the legislation will be implemented on a pilot basis beginning in 2009.  The company is currently evaluating the impact of this legislation on the company’s results of operations, cash flows and financial condition.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2009.

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

Other. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 14 – Contingencies – Other.

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

Item 6.   Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006. (File No. 1-7296, Form 10-Q for June 30, 2006, Nicor Gas Company, Exhibit 3.01.)

3.02	*	Nicor Gas Company Amended and Restated By-laws effective as of December 1, 2007. (File No. 1-7296, Form 8-K for November 29, 2007, Nicor Gas Company, Exhibit 3.1.)

4.01		Supplemental Indenture, dated July 23, 2009, of Nicor Gas to BNY Mellon Trust Company, Trustee, under Indenture dated as of January 1, 1954.

10.01		364-Day Credit Agreement Dated as of May 11, 2009.

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

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

Nicor Gas Company

July 31, 2009	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)