Form 10-Q
period 2009-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2009-10-30
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

SEC.  The United States Securities and Exchange Commission.

USEPA.  United States Environmental Protection Agency.

ii

Part I - FINANCIAL INFORMATION

Item 1.

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Operating revenues (includes revenue taxes of $13.1, $14.6, $114.5 and $131.6, respectively)	$215.0	$306.1	$1,525.3	$2,330.4

Operating expenses
Cost of gas	70.2	180.0	943.2	1,762.9
Operating and maintenance	63.1	63.5	222.0	211.1
Depreciation	44.4	42.8	133.4	128.5
Taxes, other than income taxes	17.6	18.9	127.3	143.3
Income tax expense (benefit), net	4.0	(2.3)	26.0	17.5
	199.3	302.9	1,451.9	2,263.3

Operating income	15.7	3.2	73.4	67.1

Other income (expense), net
Property sale gains	-	.2	-	.2
Interest income	.3	.9	1.1	4.7
Other income	.2	.1	.8	.4
Other expense	(.2)	(.6)	(1.1)	(1.5)
Income tax expense on other income	(.2)	(.2)	(.4)	(1.5)
	.1	.4	.4	2.3

Interest expense
Interest on debt, net of amounts capitalized	8.8	9.1	25.3	27.1
Other	.1	.5	.6	2.8
	8.9	9.6	25.9	29.9

Net income (loss)	$6.9	$(6.0)	$47.9	$39.5

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Nine months ended
	September 30
	2009	2008

Operating activities
Net income	$47.9	$39.5
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	133.4	128.5
Deferred income tax expense (benefit)	25.0	(2.4)
Gain on sale of property, plant and equipment	-	(.2)
Changes in assets and liabilities:
Receivables, less allowances	413.0	289.6
Gas in storage	6.0	(108.4)
Deferred/accrued gas costs	90.4	(84.0)
Derivative instruments	(86.8)	47.8
Margin accounts - derivative instruments	83.5	(52.9)
Prepaid pension costs	(.1)	(11.6)
Other assets	7.5	(42.6)
Accounts payable and customer credit balances and deposits	(145.6)	(30.2)
Other liabilities	(14.7)	(25.4)
Other items	(6.5)	(8.2)
Net cash flow provided from operating activities	553.0	139.5

Investing activities
Additions to property, plant & equipment	(147.2)	(159.5)
Other investing activities	4.7	5.2
Net cash flow used for investing activities	(142.5)	(154.3)

Financing activities
Proceeds from issuing long-term debt	50.0	75.0
Disbursements to retire long-term obligations	(50.5)	(75.5)
Net (repayments) issuances of commercial paper	(352.9)	57.0
Dividends paid	(54.6)	(39.8)
Other financing activities	(2.5)	(1.1)
Net cash flow (used for) provided from financing activities	(410.5)	15.6

Net increase in cash and cash equivalents	-	.8

Cash and cash equivalents, beginning of period	2.3	.6

Cash and cash equivalents, end of period	$2.3	$1.4

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	September 30	December 31	September 30
	2009	2008	2008
Assets
Gas distribution plant, at cost	$4,575.1	$4,460.6	$4,411.2
Less accumulated depreciation	1,792.7	1,737.1	1,719.4
Gas distribution plant, net	2,782.4	2,723.5	2,691.8

Current assets
Cash and cash equivalents	2.3	2.3	1.4
Receivables, less allowances of $39.8, $42.5 and $43.7, respectively	169.0	577.8	247.2
Receivables - affiliates	7.2	11.4	7.8
Gas in storage	167.7	173.7	221.3
Derivative instruments	11.0	4.1	7.7
Margin accounts - derivative instruments	50.2	115.4	79.0
Other	132.9	138.0	118.8
Total current assets	540.3	1,022.7	683.2

Pension benefits	36.5	36.4	227.1
Regulatory postretirement asset	218.0	232.3	60.7
Other assets	70.9	137.4	84.7

Total assets	$3,648.1	$4,152.3	$3,747.5

Capitalization and Liabilities
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$498.2	$448.0	$448.0
Mandatorily redeemable preferred stock	2.1	2.6	2.6
Total long-term obligations	500.3	450.6	450.6

Preferred stock
Non-redeemable preferred stock	1.4	1.4	1.4

Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	474.7	480.4	476.5
Accumulated other comprehensive loss, net	(8.4)	(10.7)	(2.5)
Total common equity	650.6	654.0	658.3
Total capitalization	1,152.3	1,106.0	1,110.3

Current liabilities
Long-term obligations due within one year	.5	50.5	50.5
Short-term debt	365.0	717.9	426.0
Accounts payable	185.9	311.9	315.0
Customer credit balances and deposits	167.7	187.3	211.0
Derivative instruments	59.3	120.1	57.1
Other	107.9	88.2	54.2
Total current liabilities	886.3	1,475.9	1,113.8

Deferred credits and other liabilities
Regulatory asset retirement cost liability	791.6	751.7	749.6
Deferred income taxes	319.8	305.3	300.7
Health care and other postretirement benefits	198.0	196.6	187.0
Asset retirement obligation	189.9	184.7	183.1
Other	110.2	132.1	103.0
Total deferred credits and other liabilities	1,609.5	1,570.4	1,523.4

Commitments and contingencies

Total capitalization and liabilities	$3,648.1	$4,152.3	$3,747.5

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

The company’s management evaluated subsequent events for potential recognition and disclosure through October 30, 2009, the date the financial statements were issued.

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

At September 30, 2009, Nicor Gas had an inventory decrement of approximately 1 Bcf which is not expected to be restored prior to year-end.  The liquidated inventory was charged to cost of gas at a LIFO cost of $8.22 per Mcf.  Applying LIFO cost in valuing the decrement, as opposed to the estimated annual replacement cost of $3.93 per Mcf, had the effect of increasing the cost of gas distributed by $3.1 million for the three and nine months ended September 30, 2009.  Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, this difference had no impact on net income.  There was no permanent inventory decrement as of September 30, 2008.

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas is required to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates, or probable future expenditures.  If Nicor Gas’ operations become no longer subject to rate regulation, a write-off of net regulatory liabilities would be required.

The company had regulatory assets and liabilities as follows (in millions):

	September 30	December 31	September 30
	2009	2008	2008
Regulatory assets – current
Regulatory postretirement asset	$23.3	$23.3	$5.2
Deferred gas costs	-	31.5	33.9
Other	4.0	-	-
Regulatory assets – noncurrent
Regulatory postretirement asset	218.0	232.3	60.7
Deferred gas costs	3.2	22.5	4.3
Deferred environmental costs	17.1	19.5	11.0
Unamortized losses on reacquired debt	14.5	15.4	15.6
Other	10.5	6.2	5.1
	$290.6	$350.7	$135.8

Regulatory liabilities – current
Regulatory asset retirement cost liability	$13.8	$15.0	$8.0
Accrued gas costs	39.6	-	-
Other	1.5	-	-
Regulatory liabilities – noncurrent
Regulatory asset retirement cost liability	791.6	751.7	749.6
Regulatory income tax liability	44.2	46.3	47.7
Other	.8	.8	.8
	$891.5	$813.8	$806.1

All items listed above are classified in other with the exception of the noncurrent portions of the Regulatory postretirement asset and Regulatory asset retirement cost liability which are stated separately on the Condensed Consolidated Balance Sheets.

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

Revenue taxes.  Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and nine months ended September 30, 2009 were $12.9 million and $112.8 million, respectively, and $14.3 million and $129.3 million, respectively, for the same periods ending September 30, 2008.

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

Derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the purchase of natural gas for customers.  These derivative instruments are reflected at fair value.  Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, and therefore have no direct impact on earnings.  Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities.

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

3.	NEW ACCOUNTING PRONOUNCEMENT

Fair value measurements.  Effective January 1, 2008, the company adopted the new requirements for fair value measurements and disclosures.  These requirements define fair value, establish a consistent framework for measuring fair value, and expand disclosure requirements about fair value measurements.  These new requirements do not establish any new fair value measurements, but rather provide guidance on how to perform fair value measurements as required or permitted under other accounting standards.  They also provide for immediate recognition of trade-date gains and losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs.  Nicor elected the one-year deferral allowed by the new requirements, for certain nonfinancial assets and liabilities.  As it applies to Nicor, the deferral pertained to fair value measurements for business combinations, impairment testing of goodwill and other intangible assets, as well as asset retirement obligations.  The effect of adopting these new requirements, in their entirety, was not material to Nicor’s results of operations or financial condition.

4.        SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The company retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, nine-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $365.0 million, $717.9 million and $426.0 million of commercial paper borrowings outstanding at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

The company believes it is in compliance with all debt covenants.

5.	INCOME TAXES

The effective income tax rate for the three months ended September 30, 2009 increased to 37.8 percent from 25.3 percent for the prior-year period.  The quarterly effective income tax rates reflect changes to forecasted annual pretax income identified in the quarter.  The year-to-date adjustment to income taxes recognized in the quarter resulting from these changes to forecasted annual pretax income has a larger impact in quarters with lower income.   The effective income tax rate for the nine months ended September 30, 2009 increased to 35.5 percent from 32.5 percent in the prior-year period.  The higher effective income tax rate for the three and nine months ended September 30, 2009 is due primarily to higher 2009 forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).

The balance of unamortized investment tax credits at September 30, 2009, December 31, 2008 and September 30, 2008 was $24.5 million, $26.0 million and $26.5 million, respectively.

6.	ACCRUED UNBILLED REVENUES

Receivables include accrued unbilled revenues of $27.4 million, $196.1 million and $50.8 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.

7.	FAIR VALUE MEASUREMENTS

The tables below categorize, into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs, the fair values of those assets and liabilities that are measured on a recurring basis (in millions):

	Fair value amount
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2009
Assets
Money market funds	$2.0	$-	$-	$2.0
Derivatives	3.0	8.3	2.8	14.1
	$5.0	$8.3	$2.8	$16.1

Liabilities
Derivatives	$44.7	$19.3	$.8	$64.8

	Fair value amount
	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2008
Assets
Money market funds	$.3	$-	$-	$.3
Derivatives	.4	.2	5.4	6.0
	$.7	$.2	$5.4	$6.3

Liabilities
Derivatives	$113.8	$26.0	$3.7	$143.5

September 30, 2008
Assets
Money market funds	$1.2	$-	$-	$1.2
Derivatives	.5	3.8	5.1	9.4
	$1.7	$3.8	$5.1	$10.6

Liabilities
Derivatives	$42.8	$13.6	$1.7	$58.1

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

Money market funds are included in cash equivalents, are categorized as trading and are carried at fair value.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balances (in millions):

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008

Beginning of period	$1.6	$7.1	$1.7	$7.5
Net realized/unrealized gains (losses) included in regulatory assets and liabilities	.2	1.1	(1.5)	7.0
Settlements, net of purchases	.7	(2.9)	2.3	(10.4)
Transfers in and/or (out) of Level 3	(.5)	(1.9)	(.5)	(.7)
End of period	$2.0	$3.4	$2.0	$3.4

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balances of margin accounts related to derivative instruments (in millions):

	September 30	December 31	September 30
	2009	2008	2008
Assets
Margin accounts – derivative instruments	$50.2	$115.4	$79.0
Other – noncurrent	6.1	24.4	-

In addition, the recorded amount of restricted short-term investments and short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at September 30, 2009, December 31, 2008 and September 30, 2008 was $500 million.  Based on quoted prices and market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $546 million at September 30, 2009, $520 million at December 31, 2008 and $486 million at September 30, 2008.

8.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 2 – Accounting Policies – Derivative instruments.  All derivatives recognized on the Condensed Consolidated Balance Sheets are measured at fair value, as described in Note 7 – Fair Value Measurements.

Balance sheet.  Derivative assets and liabilities as of September 30, 2009, carried at fair value on the Condensed Consolidated Balance Sheets, are shown in the table below (in millions):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Assets
Derivative instruments	$.1	$10.9
Other – noncurrent	-	3.1
	$.1	$14.0

Liabilities
Derivative instruments	$1.4	$57.9
Other – noncurrent	-	5.5
	$1.4	$63.4

Volumes.  As of September 30, 2009, Nicor Gas held outstanding derivative contracts of approximately 62 Bcf to hedge natural gas purchases for customer use, spanning approximately three years.  Commodity price-risk exposure arising from Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 1.1 Bcf as of September 30, 2009.  The above volumes exclude contracts, such as variable-priced contracts which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

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

Pretax gain (loss) recognized in other comprehensive income (Effective portion)	Location	Pretax gain (loss) reclassified from accumulated other comprehensive income into income (Effective portion)	Pretax gain (loss) recognized in income (Ineffective portion)

Three months ended September 30, 2009
$.1	Operating and maintenance	$(1.2)	$-

Nine months ended September 30, 2009
$(3.7)	Operating and maintenance	$(6.9)	$-

As of September 30, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use extends to as long as 15 months.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at September 30, 2009 was $1.9 million (or $1.1 million after taxes), of which $1.8 million (or $1.1 million after taxes) is expected to be reclassified to earnings within the next 12 months.

Income statement – derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax earnings effects of these items are summarized in the table below for the periods ended September 30, 2009 (in millions):

	Net gain (loss) recognized in income
Location	Three months ended	Nine months ended

Operating and maintenance	$-	$(1.8)

Nicor Gas’ derivatives to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses of $8.1 million and $133.6 million were recognized in regulatory assets for the three and nine months ended September 30, 2009, respectively.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of September 30, 2009, for agreements with such features, derivative contracts with liability fair values totaled approximately $15 million, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $11 million.

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

About one-fourth of the net periodic benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net periodic benefit cost (credit) included the following components (in millions):

	Pension benefits		Health care and other benefits
	2009	2008	2009	2008
Three months ended September 30
Service cost	$2.1	$2.1	$.6	$.6
Interest cost	4.2	4.0	3.1	3.0
Expected return on plan assets	(6.3)	(9.9)	-	-
Recognized net actuarial loss	3.8	-	1.1	1.2
Amortization of prior service cost	.1	.1	(.1)	(.1)
	$3.9	$(3.7)	$4.7	$4.7

Nine months ended September 30
Service cost	$6.4	$6.4	$1.7	$1.6
Interest cost	12.4	11.9	9.1	9.0
Expected return on plan assets	(18.9)	(29.9)	-	-
Recognized net actuarial loss	11.5	-	3.4	3.5
Amortization of prior service cost	.3	.3	(.1)	(.1)
	$11.7	$(11.3)	$14.1	$14.0

Due to the significant decline in the fair value of the pension plan’s assets during 2008, the expected return on plan assets has decreased in 2009 as compared to 2008.  Also, the fair value decline in 2008 has created an actuarial loss that is being amortized over the average remaining service lives of employees covered by the plan.

10.	COMPREHENSIVE INCOME

Total comprehensive income (loss) is as follows (in millions):

	Three months ended		Nine month ended
	September 30		September 30
	2009	2008	2009	2008

Net income (loss)	$6.9	$(6.0)	$47.9	$39.5
Other comprehensive income (loss), after tax	.9	(4.6)	2.3	(.3)
	$7.8	$(10.6)	$50.2	$39.2

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

11.      RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the three and nine months ended September 30, 2009, Nicor Gas had net charges to (from) affiliates of $(1.2) million and $4.4 million, respectively.  For the three and nine months ended September 30, 2008, Nicor Gas had net charges to affiliates of $1.4 million and $5.6 million, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at September 30, 2009, December 31, 2008 and September 30, 2008.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three and nine months ended September 30, 2009, Nicor Gas recorded no interest income.  For the three and nine months ended September 30, 2008, interest income was insignificant.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.  Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three and nine months ended September 30, 2009, Nicor Gas recorded revenues of $3.0 million and $25.8 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.  For the three and nine months ended September 30, 2008, such revenues were $5.4 million and $45.8 million, respectively.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.  As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes, and may pay or receive inventory imbalance adjustments.  Nicor Gas recorded negative margin of $1.9 million and $1.5 million, respectively, from Nicor Advanced Energy for the three and nine months ended September 30, 2009.  Nicor Gas recorded positive (negative) margin of $(0.5) million and $3.7 million, respectively, from Nicor Advanced Energy for the three and nine months ended September 30, 2008.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest.  Such transactions are governed by terms of an ICC order.  For the three and nine months ended September 30, 2009, net charges from Nicor Enerchange were $1.5 million and $4.0 million, respectively.  For the three and nine months ended September 30, 2008, net charges from Nicor

Enerchange were $13.4 million and $25.3 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the three and nine months ended September 30, 2009, charges from Nicor Enerchange were $0.2 million and $0.5 million, respectively.  For the three and nine months ended September 30, 2008, charges from Nicor Enerchange were $0.1 million and $0.5 million, respectively.

Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture of Nicor, that operates an interstate regulated natural gas pipeline of approximately 70 miles, stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $2.6 million and $7.8 million for the three and nine months ended September 30, 2009, respectively, for natural gas transportation under rates that have been accepted by the FERC.  For the three and nine months ended September 30, 2008, Horizon Pipeline charged Nicor Gas $2.6 million and $7.7 million, respectively.

EN Engineering L.L.C., formerly a 50-percent-owned joint venture of Nicor that provides engineering and consulting services, charged Nicor Gas $1.7 million for engineering and corrosion services through March 31, 2009.  Nicor sold its ownership in EN Engineering on March 31, 2009.  For the three and nine months ended September 30, 2008, Nicor Gas was charged $1.8 million and $5.3 million, respectively, for these services.  A majority of the work performed by EN Engineering was capital in nature and is classified as property, plant and equipment on the Condensed Consolidated Balance Sheets.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

12.      REGULATORY PROCEEDINGS

Rate proceeding.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company sought a revenue increase of approximately $140 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.  The increase is needed to recover higher operating costs and increased capital investments.

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

On March 25, 2009, the ICC issued an order approving an increase in base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed the rates approved in the March 25, 2009 order into effect on April 3, 2009.

On April 24, 2009, the company filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Illinois Attorney General’s Office, Citizens Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy Efficiency Plan and the rate design for residential customers.  These other parties did not raise issues about the amount of the rate increase granted to Nicor Gas.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  The ICC also denied all the rehearing requests by other parties.  On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, representing a rate of return on rate base of 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009.  This $11 million increase is incremental to the approximately $69 million increase approved in the ICC’s March 2009 rate order.  Therefore, the total annual base revenue increase resulting from the rate case originally filed by the company in April 2008 is approximately $80 million.  Nicor Gas has appeals of the ICC’s rate orders on file in state appellate court.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a rate adjustment mechanism for bad debt expense (“bad debt rider”) with the ICC under an Illinois state law which took effect in July 2009.  The ICC has 180 days to approve, or modify and approve, the company’s proposed bad debt rider.  This rider, if approved, would provide for recovery from customers of the amount over the benchmark for bad debt expense established in the Company’s rate cases.  It would also provide for refunds to customers if bad debt expense was below such benchmarks.  If approved as filed, the Company would recover, in 2010, approximately $32 million of 2008 bad debt expense in excess of those benchmarks.  New higher benchmarks apply to 2009 and future years as a result of the rate order received in 2009.  The company does not currently expect a significant recovery or refund for 2009 bad debt expense based upon current natural gas prices and normal weather for the remainder of the year.  Any refund or recovery relating to 2009 bad debt expense would be effected over a 12-month period beginning mid-2010.  Adjustments under this tracker will be recognized when probable.  Currently, the company does not expect to recognize amounts related to the bad debt rider until receipt of an ICC order related to the filing.

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

PBR Plan.  Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003.  Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark.  Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.  The PBR plan is currently under ICC review.  There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations.  On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”).  As a result of the motion to reopen, Nicor Gas, the staff of the ICC and CUB entered into a stipulation providing for additional discovery.  The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter.  In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff.  The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan.  The company has committed to cooperate fully in the reviews of the PBR plan.

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

On February 5, 2003, CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the Administrative Law Judges (“ALJs”) assigned to the proceeding issued a ruling denying CUB’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CUB or other parties to the ICC Proceedings.

In 2004, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.  Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  In September 2009, the staff of the ICC, IAGO and CUB submitted direct testimony to the ICC requesting refunds of $109 million, $255 million and $286 million, respectively.  No date has been set for evidentiary hearings on this matter.

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2009.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of September 30, 2009, Nicor Gas had remaining an estimated liability of $2.2 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) were parties to an interim agreement to cooperate in cleaning up residue at many of these properties.  Under the interim agreement, mutually agreed costs were to be evenly split between Nicor Gas and ComEd until such time as they are finally allocated either through negotiation or arbitration.  On January 3, 2008, Nicor Gas and ComEd entered into a definitive agreement concerning final cost allocations.  The definitive agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  The definitive agreement required approval of the ICC, which was obtained in the second quarter of 2009.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of September 30, 2009, the company had recorded a liability in connection with these matters of $22.0 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

PCBs.  In June 2007, Nicor Gas notified the USEPA of the discovery by Nicor Gas of PCBs at four homes in Park Ridge, Illinois.  Nicor Gas has cleaned up the PCBs at these four homes.  In July 2007, the USEPA issued a subpoena to Nicor Gas pursuant to Section 11 of the Toxic Substances Control Act.  In the subpoena, the USEPA indicated that it was investigating Nicor Gas’ identification of PCB-contaminated liquids in its distribution system.  The subpoena sought documents related to Nicor Gas’ pipeline liquids and the extent and location of PCBs contained therein.  The Illinois Attorney General made a similar request for information from Nicor Gas.  Nicor Gas has provided documentation to the USEPA and the Illinois Attorney General, including information about the presence of PCBs in its system, and has conducted sample testing at additional customer locations.  The USEPA is undertaking a nationwide inquiry into the presence of PCBs in gas transmission and distribution pipelines. The company does not expect, however, either the USEPA or the Illinois Attorney General to assess fines to, or pursue any enforcement actions, against Nicor Gas with respect to this matter.

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

RESULTS OF OPERATIONS

Operating income and net income (loss) are presented below for the periods covered by this report (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Operating income	$15.7	$3.2	$73.4	$67.1

Net income (loss)	$6.9	$(6.0)	$47.9	$39.5

Net income (loss) increased $12.9 million for the three months ended September 30, 2009 compared to the prior year due primarily to higher margin ($20.1 million pretax increase) and lower operating and maintenance expense ($0.4 million pretax decrease), partially offset by higher depreciation expense ($1.6 million pretax increase) and a higher effective income tax rate.  Net income increased $8.4 million for the nine months ended September 30, 2009 compared to the prior year due primarily to higher margin ($31.1 million pretax increase) and lower interest expense ($4.0 million pretax decrease), partially offset by higher operating and maintenance expense ($10.9 million pretax increase) and depreciation expense ($4.9 million pretax increase), lower interest income ($3.6 million pretax decrease) and a higher effective income tax rate.

Rate proceeding.  On April 29, 2008, Nicor Gas filed with the ICC for an overall increase in rates.  The company sought a revenue increase of approximately $140 million for a rate of return on rate base of 9.27 percent, which reflects an 11.15 percent cost of common equity.  The increase is needed to recover higher operating costs and increased capital investments.

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

On March 25, 2009, the ICC issued an order approving an increase in base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed the rates approved in the March 25, 2009 order into effect on April 3, 2009.

On April 24, 2009, the company filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  The Illinois Attorney General’s Office, Citizens Utility Board and the Environmental Law and Policy Center also filed requests for rehearing on items including the management structure of the Energy Efficiency Plan and the rate design for residential customers.  These other parties did not raise issues about the amount of the rate increase granted to Nicor Gas.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  The ICC also denied all the rehearing requests by other parties.  On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, representing a rate of return on rate base of 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009.  This $11 million increase is incremental to the approximately $69 million increase approved in the ICC’s March 2009 rate order.  Therefore, the total annual base revenue increase resulting from the rate case originally filed by the company in April 2008 is approximately $80 million.  Nicor Gas has appeals of the ICC’s rate orders on file in state appellate court.

As a result of the rates placed into effect in 2009, it is estimated that a 100-degree day variation from normal (5,600 degree days annually) impacts Nicor Gas’ margin, net of income taxes, by approximately $1.3 million.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a rate adjustment mechanism for bad debt expense (“bad debt rider”) with the ICC under an Illinois state law which took effect in July 2009.  The ICC has 180 days to approve, or modify and approve, the company’s proposed bad debt rider.  This rider, if approved, would provide for recovery from customers of the amount over the benchmark for bad debt expense established in the Company’s rate cases.  It would also provide for refunds to customers if bad debt expense was below such benchmarks.  If approved as filed, the Company would recover, in 2010, approximately $32 million of 2008 bad debt expense in excess of those benchmarks.  New higher benchmarks apply to 2009 and future years as a result of the rate order received in 2009.  The company does not currently expect a significant recovery or refund for 2009 bad debt expense based upon current natural gas prices and normal weather for the remainder of the year.  Any refund or recovery relating to 2009 bad debt expense would be effected over a 12-month period beginning mid-2010.  Adjustments under this tracker will be recognized when probable.  Currently, the company does not expect to recognize amounts related to the bad debt rider until receipt of an ICC order related to the filing.

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

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Operating revenues decreased $91.1 million for the three months ended September 30, 2009 compared to the prior year due to lower natural gas costs (approximately $120 million decrease), partially offset by the impact of the increase in base rates (approximately $25 million increase).  Operating revenues decreased $805.1 million for the nine months ended September 30, 2009 compared to the prior year due primarily to lower natural gas costs (approximately $700 million decrease), lower demand unrelated to weather (approximately $70 million decrease) and warmer weather (approximately $65 million decrease), partially offset by the impact of the increase in base rates (approximately $45 million increase).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Revenues	$215.0	$306.1	$1,525.3	$2,330.4
Cost of gas	(70.2)	(180.0)	(943.2)	(1,762.9)
Revenue tax expense	(12.9)	(14.3)	(112.8)	(129.3)
Margin	$131.9	$111.8	$469.3	$438.2

Margin increased $20.1 million for the three months ended September 30, 2009 compared to the prior year due to the impact of the increase in base rates (approximately $25 million increase).  Margin increased $31.1 million for the nine months ended September 30, 2009 compared to the prior year due to the impact of the increase in base rates (approximately $45 million increase), partially offset by lower demand unrelated to weather (approximately $6 million decrease), lower franchise gas cost recoveries (approximately $3 million decrease) and warmer weather (approximately $2 million decrease).  As a result of the rate order which became effective on March 25, 2009, Nicor Gas will recover through a cost recovery rider current year franchise gas costs over a 12 month period beginning the following May.  Prior to the March 25, 2009 rate order, such costs were recovered based upon a fixed amount determined periodically through a rate case proceeding.  As a result of this change, franchise gas cost recoveries in 2009 will be lower than prior periods with minimal impact on operating income.

Operating and maintenance expense.  Operating and maintenance expense decreased $0.4 million for the three months ended September 30, 2009 compared to the prior year due to lower company use and storage-related gas costs ($5.0 million decrease) and bad debt expense ($1.3 million decrease due to lower revenues attributable principally to lower natural gas costs), partially offset by higher pension expense, net of capitalization ($5.4 million increase).  Operating and maintenance expense increased $10.9 million for the nine months ended September 30, 2009 compared to the prior year due primarily to higher payroll and benefit-related costs ($20.2 million increase, of which $16.3 million relates to higher pension expense, net of capitalization) and the absence of prior year recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a recovery of costs associated with the PCB matter and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe).  Partially offsetting these amounts were lower bad debt expense ($7.3 million decrease due to lower revenues attributable principally to lower natural gas costs) and lower franchise gas costs ($7.1 million decrease).  As a result of the recent rate order, which became effective on March 25,

2009, the expense for franchise gas costs will be deferred until the related revenue, recovered through a cost recovery rider, is recognized.

Income tax expense.  The effective income tax rate for the three months ended September 30, 2009 increased to 37.8 percent from 25.3 percent for the prior-year period.  The quarterly effective income tax rates reflect changes to forecasted annual pretax income identified in the quarter.  The year-to-date adjustment to income taxes recognized in the quarter resulting from these changes to forecasted annual pretax income has a larger impact in quarters with lower income.   The effective income tax rate for the nine months ended September 30, 2009 increased to 35.5 percent from 32.5 percent in the prior-year period.  The higher effective income tax rate for the three and nine months ended September 30, 2009 is due primarily to higher 2009 forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).

Interest income.  Interest income decreased $0.6 million and $3.6 million for the three and nine months ended September 30, 2009, respectively, compared to the prior year due primarily to the impact of lower average investment balances and lower interest on tax matters.

Interest expense.  Interest expense decreased $0.7 million for the three months ended September 30, 2009 compared to the prior year due primarily to lower average interest rates, partially offset by higher average borrowing levels and bank commitment fees.  Interest expense decreased $4.0 million for the nine months ended September 30, 2009 compared to the prior year due primarily to lower average interest rates and lower interest on income tax matters, partially offset by higher average borrowing levels and bank commitment fees.

Nicor Gas Company
Operating Statistics

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Operating revenues (millions)
Sales
Residential	$126.1	$196.1	$969.8	$1,572.4
Commercial	28.9	50.5	245.9	402.1
Industrial	2.8	3.8	27.8	45.9
	157.8	250.4	1,243.5	2,020.4
Transportation
Residential	9.7	7.3	34.1	28.5
Commercial	14.0	11.9	56.9	54.9
Industrial	10.7	9.3	30.0	28.7
Other	.1	1.3	4.0	24.0
	34.5	29.8	125.0	136.1
Other revenues
Revenue taxes	13.1	14.6	114.5	131.6
Environmental cost recovery	1.3	.7	9.2	6.8
Chicago Hub	1.8	2.6	5.6	8.5
Other	6.5	8.0	27.5	27.0
	22.7	25.9	156.8	173.9
	$215.0	$306.1	$1,525.3	$2,330.4
Deliveries (Bcf)
Sales
Residential	12.7	12.3	134.9	142.6
Commercial	3.5	3.5	35.5	37.2
Industrial	.5	.3	4.4	4.5
	16.7	16.1	174.8	184.3
Transportation
Residential	1.6	1.5	17.1	16.3
Commercial	9.4	9.5	60.6	61.7
Industrial	23.0	21.3	76.6	76.7
	34.0	32.3	154.3	154.7
	50.7	48.4	329.1	339.0
Customers at end of period (thousands)
Sales
Residential	1,743	1,751
Commercial	128	127
Industrial	7	7
	1,878	1,885
Transportation
Residential	221	215
Commercial	51	53
Industrial	5	5
	277	273
	2,155	2,158

Other statistics
Degree days	66	37	3,937	3,999
Colder (warmer) than normal (1)	8%	(47)%	10%	6%
Average gas cost per Mcf sold	$3.91	$11.12	$5.24	$9.52

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

Operating cash flows.  The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities increased $413.5 million for the nine months ended September 30, 2009 compared to the prior year.

Nicor Gas maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $11.8 million for the nine months ended September 30, 2009 compared to the prior year.

Financing activities.  In August 2009, Moody’s upgraded Nicor Gas’ senior secured debt rating to “Aa3” from “A1.”  The rating revision by Moody’s reflects an upgrade to the majority of senior secured debt ratings of investment-grade regulated utilities by one notch.  All other credit ratings for Nicor Gas have not changed since the filing of the 2008 Annual Report on Form 10-K.  In the second quarter of 2009, Moody’s and Standard & Poor’s affirmed their credit ratings on Nicor Gas.  In the third quarter of 2009, Fitch affirmed their credit ratings on Nicor Gas.

The company believes it is in compliance with all debt covenants.

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.

On February 25, 2009, Nicor Gas filed a shelf registration for the purpose of issuing additional First Mortgage Bonds.  The shelf registration became effective on March 20, 2009.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  The company retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

Short-term debt.  In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, nine-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $365.0 million, $717.9 million and $426.0 million of commercial paper borrowings outstanding at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

OTHER MATTERS

Recent Illinois Legislation.  In July 2009, a new Illinois state law took effect that will require utility companies to participate in bill payment assistance programs for low-income customers.  Funding for the programs is expected to be provided largely through federal and state government contributions, as well as through an increase in monthly utility-customer charges.  The legislation also requires utilities to develop and implement energy efficiency measures to obtain prescribed reductions in customer deliveries.  Funding for the program, excluding the adverse impact on Nicor Gas of lower deliveries and resulting reduced margin, will be through a rate adjustment mechanism.  In addition, the legislation allows utility companies to implement, subject to ICC approval, a rate adjustment mechanism for bad debt expense starting with the 2008 year.  Certain provisions of the legislation will be implemented on a pilot basis beginning in 2009.  The company is currently evaluating the impact of this legislation on the company’s results of operations, cash flows and financial condition.

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

PBR plan.  Nicor Gas’ PBR plan for natural gas costs went into effect in 2000 and was terminated by the company effective January 1, 2003.  Under the PBR plan, Nicor Gas’ total gas supply costs were compared to a market-sensitive benchmark.  Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.  The PBR plan is currently under ICC review.  There are allegations that the company acted improperly in connection with the PBR plan, and the ICC and others are reviewing these allegations.  On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the ICC’s proceedings to review the PBR plan (the “ICC Proceedings”).  As a result of the motion to reopen, Nicor Gas, the staff of the ICC and CUB entered into a stipulation providing for additional discovery.  The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter.  In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the ICC staff.  The CIDs ordered that CUB and the ICC staff produce all documents relating to any claims that Nicor Gas may have presented, or caused to be presented, false information related to its PBR plan.  The company has committed to cooperate fully in the reviews of the PBR plan.

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

On February 5, 2003, CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the Administrative Law Judges (“ALJs”) assigned to the proceeding issued a ruling denying CUB’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CUB or other parties to the ICC Proceedings.

In 2004, the company became aware of additional information relating to the activities of individuals affecting the PBR plan for the period from 1999 through 2002, including information consisting of third party documents and recordings of telephone conversations from Entergy-Koch Trading, LP (“EKT”), a natural gas, storage and transportation trader and consultant with whom Nicor did business under the PBR plan.  Review of additional information completed in 2004 resulted in the $1.8 million adjustment to the previously recorded liability referenced above.

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas seeks a reimbursement of approximately $6 million, which includes interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  In September 2009, the staff of the ICC, IAGO and CUB submitted direct testimony to the ICC requesting refunds of $109 million, $255 million and $286 million, respectively.  No date has been set for evidentiary hearings on this matter.

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2009.

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

NEW ACCOUNTING PRONOUNCEMENT

For information concerning the new requirements for fair value measurements and disclosures, see Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 3 – New Accounting Pronouncement.

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

Other factors that could cause materially different results include, but are not limited to, weather conditions; natural disasters; natural gas prices; fair value accounting adjustments; inventory valuation; health care costs; insurance costs or recoveries; legal costs; borrowing needs; interest rates; credit conditions; economic and market conditions; accidents, leaks, equipment failures, service interruptions, environmental pollution, and other operating risks; energy conservation; legislative and regulatory actions; tax rulings or audit results; asset sales; significant unplanned capital needs; future mercury-

related charges or credits; changes in accounting principles, interpretations, methods, judgments or estimates; performance of major customers, transporters, suppliers and contractors; labor relations; and acts of terrorism.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 12 – Regulatory Proceedings and Note 14 – Contingencies, which are incorporated herein by reference.

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

Nicor Gas Company

October 30, 2009	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)