Form 10-K
period 2009-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2010-02-24
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2009 and 5,830 degree days per year for 2008 and 2007.

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

Rider.  A rate adjustment mechanism that is part of a utility's tariff which authorizes it to provide specific services or assess specific charges.

SEC.  The United States Securities and Exchange Commission.

U.S.  United States of America.

ii

PART I

Item 1.	Business

Nicor Gas, an Illinois corporation formed in 1954, is a wholly owned subsidiary of Nicor, a holding company.  Certain terms used herein are defined in the glossary on page ii.

GENERAL

Nicor Gas, a regulated natural gas distribution utility, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The company’s service territory is diverse, providing the company with a well-balanced mix of residential, commercial and industrial customers.  Residential customers typically account for approximately 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for approximately 25 percent.  See Operating Statistics on page 14 for operating revenues, deliveries and number of customers by customer classification.  Nicor Gas had approximately 2,200 employees at year-end 2009.

Nicor Gas maintains franchise agreements with most of the incorporated municipalities it serves, allowing it to construct, operate and maintain distribution facilities in those incorporated municipalities.  Franchise agreement terms range up to 50 years.  Currently, about one-third of the agreements will expire within five years.

Customers have the option of purchasing their own natural gas supplies, with delivery of the gas by Nicor Gas.  The larger of these transportation customers also have options that include the use of Nicor Gas’ storage system and the ability to choose varying supply backup levels.  The choice of transportation service as compared to natural gas sales service results in less revenue for Nicor Gas but has no direct impact on net operating results.  Nicor Gas continues to deliver natural gas, maintain its distribution system and respond to emergencies.

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

Pipeline transportation.  The Nicor Gas distribution and storage system is directly connected to eight interstate pipelines.  This provides the company with direct access to most of the major natural gas producing regions in North America.  The company has long-term transportation contracts with nearly all of these interstate pipelines and generally has a right-of-first-refusal for contract extensions.  The largest of these long-term transportation contracts is with Natural Gas Pipeline Company of America (“NGPL”) which provides approximately 70 percent of the firm transportation capacity.  In addition, Nicor Gas enters into short-term winter-only transportation contracts and market-area transportation contracts that enhance Nicor Gas’ operational flexibility.

Storage.  Nicor Gas owns and operates eight underground natural gas storage facilities.  This storage system is one of the largest in the gas distribution industry.  The storage reservoirs provide a total inventory capacity of about 150 Bcf, approximately 135 Bcf of which can be cycled on an annual basis.  The system is designed to meet about 50 percent of the company’s estimated peak-day deliveries and approximately 40 percent of its normal winter deliveries.  In addition to company-owned facilities, Nicor Gas has about 40 Bcf of purchased storage services under contracts with NGPL that expire in 2012 and 2013.  This level of storage capability provides Nicor Gas with supply flexibility, improves the reliability of deliveries and can mitigate the risk associated with seasonal price movements.

COMPETITION/DEMAND

Nicor Gas is the largest natural gas distributor in Illinois and is regulated by the ICC.  The company is the sole distributor of natural gas in essentially all of its service territory. Substantially all single-family homes in Nicor Gas’ service territory are heated with natural gas.  In the commercial and industrial markets, the company’s natural gas services compete with other forms of energy, such as electricity, coal, propane and oil, based on such factors as price, service, reliability and environmental impact.  In addition, the company has a tariff that allows negotiation with potential bypass customers.  Nicor Gas also offers commercial and industrial customers alternatives in rates and service, increasing its ability to compete in these markets.  Other significant factors that impact demand for natural gas include weather, conservatism and economic conditions.

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.  It is estimated that a 100 degree-day variation from normal weather impacts Nicor Gas’ margin, net of income taxes, by approximately $1.3 million under the company’s current rate structure.

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

REGULATION

Nicor Gas is regulated by the ICC, which governs utility rates and services in Illinois.  Those ICC orders and regulations that may significantly affect business performance include the following:

•
Base rates, which are set by the ICC, are designed to allow the company an opportunity to recover its costs and earn a fair return for investors.  On March 25, 2009, the ICC issued an order approving an increase in Nicor Gas’ base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent. On October 7, 2009, the ICC increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million as a result of a rehearing decision and increased the rate of return on rate base to 8.09 percent.  Therefore, the total annual base revenue increase resulting from these ICC orders is approximately $80 million. For additional information about the rate proceeding, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements – Note 14 – Regulatory Proceedings.

•
The company’s ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup.  Therefore, the company does not profit from the sale of natural gas.  Rather, the company earns income from fixed monthly charges and from variable transportation charges for delivering natural gas to customers.  Annually, the ICC initiates a review of the company’s natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.  The annual prudence reviews for calendar years 1999-2009 are open for review.

•
As with the cost of natural gas, the company has ICC-approved tariffs that provide for the pass-through of prudently incurred environmental costs (related to the remediation of former manufactured gas plant sites) and, effective in 2009, franchise gas costs and costs associated with an energy efficiency program.  These costs are also subject to annual ICC review.

•
On February 2, 2010, the ICC approved a bad debt rider that was filed for in 2009.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its base rates for the respective year.  For additional information about the bad debt rider, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements – Note 14 – Regulatory Proceedings.

Nicor Gas enters into various service agreements with Nicor and its affiliates. Nicor Gas, to the extent required, obtains ICC approvals for these agreements.

The ICC has other rules that impact the operations of utilities in Illinois.

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

Nicor Gas is regulated by the ICC, which has general regulatory power over practically all phases of the public utility business in Illinois, including rates and charges, issuance of securities, services and facilities, system of accounts, investments, safety standards, transactions with affiliated interests and other matters.

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them.  The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings.  The annual prudence reviews for calendar years 1999-2009 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

Additionally, Nicor Gas is permitted by ICC regulations to periodically adjust the charge to its customers to recover the company’s prudently incurred actual costs associated with environmental remediation at former manufactured gas plant sites, franchise payments to municipalities, energy efficiency programs and, as approved in February 2010, bad debt expense.  These charges are subject to subsequent prudence reviews by the ICC and any disallowance of costs by the ICC could adversely affect the company’s results of operations, cash flows and financial condition.

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

Nicor Gas is subject to rules and regulations pertaining to the integrity of its distribution system and environmental compliance.  The company’s results of operations, cash flows and financial condition could be adversely affected by any additional laws or regulations that are enacted that require significant increases in the amount of expenditures for system integrity and environmental compliance.

The ICC has other rules that impact the operations of utilities in Illinois.  Changes in these rules could impact the company’s results of operations, cash flows and financial condition.

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

A change in the ICC’s approved rate mechanism for recovery of environmental remediation costs at former manufactured gas plant sites, or adverse decisions with respect to the prudence of costs actually incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites for which the company may in part be responsible.  Management believes that any such costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under an ICC-approved mechanism for the recovery of prudently incurred costs.  A change in this rate recovery mechanism, however, or a decision by the ICC that some or all of these costs were not prudently incurred, could adversely affect the company’s results of operations, cash flows and financial condition.

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

Nicor Gas meets its customers’ peak day, seasonal and annual gas requirements through deliveries of natural gas transported on interstate pipelines, with which it or its natural gas suppliers have contracts, and through withdrawals of natural gas from storage fields it owns or leases.  Nicor Gas contracts with multiple pipelines for transportation services.  If a pipeline were to fail to perform transportation or storage service, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, on a peak day or other day with high volume gas requirements, Nicor Gas’ ability to meet all of its customers’ natural gas requirements may be impaired unless or until alternative arrangements for delivery of supply were put in place.  Likewise, if a storage field owned by Nicor Gas, or a principal Nicor Gas-owned transmission or distribution pipeline used to deliver natural gas to the market, were to be out of service for any reason, including as a result of war, acts or threats of terrorism, mechanical problems or natural disaster, this could impair Nicor Gas’ ability to meet its customers’ full requirements which could adversely affect the company’s results of operations, cash flows and financial condition.

Fluctuations in weather, economic conditions and use of alternative fuel sources have the potential to adversely affect the company’s results of operations, cash flows and financial condition.

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

Conservation could adversely affect the company's results of operations, cash flows and financial condition.

As a result of recent legislative and regulatory initiatives, the company is putting in place programs to promote additional energy efficiency by its customers.  Funding for such programs will be recovered through a cost recovery rider.  However, the adverse impact of lower deliveries and resulting reduced margin could adversely affect the company's results of operations, cash flows and financial condition until such time as it files for and obtains ICC approval for new charges through a rate case proceeding.

Possible legislation or regulation intended to address concerns about climate change could adversely affect the company’s results of operations, cash flows and financial condition.

Governmental agencies are evaluating changes in laws to address concerns about the possible effects of greenhouse gas emissions on climate.  Among other things, future laws may mandate reductions in future emissions by the company and its customers.  If enacted, such laws could require the company to reduce emissions and to incur compliance costs that could adversely affect the company’s results of operations, cash flows and financial condition.

Natural gas commodity price changes may affect the company’s operating costs and competitive position, which could adversely affect its results of operations, cash flows and financial condition.

Nicor Gas is sensitive to changes in natural gas prices.  Natural gas prices historically have been volatile and may continue to be volatile in the future.  Prices for natural gas are subject to a variety of factors that are beyond the company’s control.  These factors include, but are not limited to, the level of consumer demand for, and the supply of, natural gas, processing, gathering and transportation availability, the level of imports of, and the price of foreign natural gas, the price and availability of alternative fuel sources, weather conditions, natural disasters and political conditions or hostilities in natural gas producing regions.

Any changes in natural gas prices could affect the prices Nicor Gas charges, operating costs and the competitive position of products and services.  In accordance with the ICC’s PGA regulations, Nicor Gas adjusts its gas cost charges to sales customers on a monthly basis to account for changes in the price of natural gas.  However, changes in natural gas prices can also impact certain operating and financing costs that can only be reflected in Nicor Gas’ charges to customers if approved by the ICC in a rate case.  Increases in natural gas prices can also have an adverse effect on margin because such increases can result in lower customer demand.

Nicor Gas’ use of derivative instruments could adversely affect the company’s results of operations, cash flows and financial condition.

Nicor Gas uses derivative instruments, including futures, options, forwards and swaps, either traded on exchanges or executed over-the-counter with natural gas merchants as well as financial institutions, to hedge natural gas price risk.  Fluctuating natural gas prices cause earnings and financing costs of Nicor Gas to be impacted.  The use of derivative instruments that are not perfectly matched to the exposure could adversely affect the company’s results of operations, cash flows and financial condition.  Also, when Nicor Gas’ derivative instruments and hedging transactions do not qualify for hedge accounting treatment, the company’s results of operations, cash flows and financial condition could be adversely affected.

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

Nicor Gas’ activities involve a variety of inherent hazards and operating risks, such as leaks, accidents and mechanical problems, which could cause substantial financial losses.  In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of Nicor Gas’ operations, which in turn could lead to substantial losses.  In accordance with customary industry practice, Nicor Gas maintains insurance against some, but not all, of these risks and losses.  The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.  The occurrence of any of these events if not fully covered by insurance could adversely affect the company’s results of operations, cash flows and financial condition.

A significant decline in the market value of investments held within the pension trust maintained by Nicor Gas adversely affects the company’s results of operations, cash flows and financial condition.

Nicor Gas sponsors a defined benefit pension plan and, over the years, has made contributions to a trust to fund future benefit obligations of the pension plan participants.  A significant decline in the market value of investments held in the trust of the pension plan unfavorably impacts the benefit costs associated with the pension plan and could adversely affect Nicor Gas’ liquidity if additional contributions to the trust are required.  These impacts, either individually or in aggregate, may adversely affect the company’s results of operations, cash flows and financial condition.

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

The company is involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, taxes, environmental issues, billing, credit and collection matters, intersegment services, gas cost prudence reviews and other matters.  Adverse decisions regarding these matters, to the extent they require the company to make payments in excess of amounts provided for in its financial statements, could adversely affect the company’s results of operations, cash flows and financial condition.

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

Item 3.            Legal Proceedings

Illinois Attorney General Subpoena.  On February 8, 2010, the Office of the Attorney General for the State of Illinois (“IOAG”) issued a subpoena to Nicor Gas to provide documents in connection with an IOAG investigation pursuant to the Illinois Whistleblower Reward and Protection Act.  According to the subpoena, the IOAG investigation relates to billing practices used with certain customer accounts involving government funds.  While the company believes its billing practices comply with ICC requirements, the company is unable to predict the outcome of this matter or reasonably estimate its potential exposure, if any, and has not recorded a liability associated with this matter.

Also see Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies, which is incorporated herein by reference.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the outstanding common stock of Nicor Gas is owned by Nicor.  There is no public trading market for the company’s common stock.  During 2009 and 2008, the company declared dividends on its common stock totaling approximately $69 million and $51 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in operating results and financial condition from 2007 to 2009 and to discuss business trends that might affect Nicor Gas.  Certain terms used herein are defined in the glossary on page ii.  The discussion is organized into six sections – Summary, Results of Operations, Financial Condition and Liquidity, Outlook, Contingencies and Critical Accounting Estimates.

SUMMARY

Nicor Gas, a wholly owned subsidiary of Nicor, is one of the nation’s largest natural gas distribution companies, and it is Nicor’s primary business.

Operating income and net income are presented below for the periods covered by this report (in millions):

	2009	2008	2007

Operating income	$111.3	$96.3	$96.4

Net income	$75.0	$59.6	$66.3

Net income increased $15.4 million in 2009 compared to the prior year due primarily to higher margin ($39.0 million pretax increase) and lower interest expense ($2.9 million pretax decrease), partially offset by higher depreciation expense ($6.5 million pretax increase), operating and maintenance expense ($5.9 million pretax increase) and lower interest income ($4.0 million pretax decrease).

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

Rate proceeding.  On March 25, 2009, the ICC issued an order approving an increase in base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed the rates approved in the March 25, 2009 order into effect on April 3, 2009.

On April 24, 2009, Nicor Gas filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, increasing the rate of return on rate base to 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009.  Therefore, the total annual base revenue increase resulting from the rate case originally filed by the company in April 2008 is approximately $80 million.  In December 2009, Nicor Gas withdrew appeals of the ICC rate orders that it previously had filed in state appellate court.  The ICC’s decision on rehearing, therefore, is final and no longer subject to appeal.

As a result of the rates placed into effect in 2009, it is estimated that a 100-degree day variation from normal (5,600 degree days annually) impacts Nicor Gas’ margin, net of income taxes, by approximately $1.3 million.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a bad debt rider with the ICC under an Illinois state law which took effect in July 2009.  On February 2, 2010, the ICC issued an order approving the company’s proposed bad debt rider.  This rider will provide for recovery from customers of the amount over the benchmark for bad debt expense established in the company’s rate cases.  It will also provide for refunds to customers if bad debt expense is below such benchmarks.

As a result of the February order, Nicor Gas will record in the first quarter of 2010 a net recovery related to 2008 and 2009 of approximately $32 million; substantially all of this amount is expected to be collected in 2010.  The benchmark, against which 2010 actual bad debt expense will be compared, is approximately $63 million.

Capital market environment.  The volatility in the capital markets over the past two years has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company continues to review its investments, exposure to credit risk and sources of liquidity and does not currently expect any future material adverse impacts relating to these items.

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor Gas’ operating income.

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.

Operating revenues decreased $1,066.1 million in 2009 compared to the prior year due primarily to lower natural gas costs (approximately $900 million decrease), warmer weather in 2009 (approximately $140 million decrease) and lower demand unrelated to weather (approximately $60 million decrease), partially offset by the impact of the increase in base rates (approximately $60 million increase).

Operating revenues increased $579.4 million in 2008 compared to the prior year due primarily to higher natural gas costs (approximately $370 million increase) and colder weather in 2008 (approximately $185 million increase).

Margin.  Nicor Gas utilizes a measure it refers to as “margin” to evaluate the operating income impact of revenues.  Revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee.  These items often cause significant fluctuations in revenues, with equal and offsetting fluctuations in cost of gas and revenue tax expense, with no direct impact on margin.  The 2009 rate orders included a franchise gas cost recovery rider and a rider to recover the costs associated with energy efficiency programs.  As a result, changes in revenue included in margin attributable to these items are expected to generally be offset by changes within operating and maintenance expense.

A reconciliation of revenues and margin follows (in millions):

	2009	2008	2007

Revenues	$2,140.8	$3,206.9	$2,627.5
Cost of gas	(1,345.7)	(2,427.8)	(1,906.5)
Revenue tax expense	(148.1)	(171.1)	(148.7)
Margin	$647.0	$608.0	$572.3

Margin increased $39.0 million in 2009 compared to the prior year due to the impact of the increase in base rates (approximately $60 million increase), partially offset by warmer weather (approximately $8 million decrease), lower demand unrelated to weather (approximately $5 million decrease) and lower revenue from cost recovery riders (approximately $3 million decrease).  As a result of the 2009 rate orders, Nicor Gas will recover annual franchise gas costs over a twelvemonth period beginning the subsequent May.  Prior to the 2009 rate orders, such costs were recovered based upon a fixed amount determined periodically through a rate case proceeding.  As a result of this change, franchise gas cost recoveries in 2009 are lower than prior periods with minimal impact on operating income.  In 2009, the company also began recovering costs associated with an energy efficiency program.

Margin increased $35.7 million in 2008 compared to the prior year due primarily to colder weather (approximately $15 million increase) and the impact of customer interest (approximately $12 million increase).

Operating and maintenance expense.  Operating and maintenance expense increased $5.9 million in 2009 compared to the prior year due primarily to higher payroll and benefit-related costs ($26.5 million increase of which $21.8 million relates to higher pension expense, net of capitalization), the absence of prior year cost recoveries of previously incurred costs ($3.9 million, of which $2.0 million relates to a 2007 investigation of the presence of PCBs in the company’s distribution system and $1.9 million relates to legal cost recoveries from a counterparty with whom Nicor previously did business during the PBR timeframe), higher postage charges ($2.0 million increase) and higher costs on legal matters ($1.8 million increase).  Partially offsetting these amounts were lower bad debt expense ($17.5 million decrease due to lower revenues attributable principally to lower natural gas costs), lower company use and storage-related gas costs ($7.3 million decrease) and lower costs associated with the aforementioned cost recovery riders approved in the 2009 rate orders ($5.7 million decrease).

Operating and maintenance expense increased $24.7 million in 2008 compared to the prior year due primarily to higher bad debt expense ($17.7 million increase) and payroll and benefit-related costs ($4.9 million increase).  Higher bad debt expense is attributable to higher revenues and worsening economic conditions.  Also included in operating and maintenance expense for 2008 were the recoveries of previously incurred costs ($3.9 million) mentioned above.

Mercury-related costs (recoveries), net.  Mercury-related costs (recoveries), net reflect the estimated costs, recoveries and reserve adjustments associated with the company’s mercury inspection and repair program.  Mercury-related costs in 2008 were $0.6 million.  Mercury-related recoveries in 2007 reflect a $7.2 million favorable reserve adjustment and $0.8 million in cost recoveries.  Additional information about the company’s mercury inspection and repair program is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies – Mercury.

Other income (expense), net.  Pretax other income was $1.0 million, $5.2 million and $6.2 million in 2009, 2008 and 2007.

Interest income decreased $4.0 million in 2009 compared to the prior year due primarily to the impact of lower average investment balances ($2.5 million decrease) and interest on tax matters ($1.2 million decrease).

Property sale gains and losses vary from year-to-year depending upon property sales activity.  During 2008 and 2007, Nicor Gas realized pretax gains of $0.8 million and $2.0 million, respectively.  The company periodically assesses its ownership of certain real estate holdings.

Income tax expense.  The effective income tax rate was 35.0 percent, 34.2 percent and 34.0 percent for 2009, 2008 and 2007, respectively.  The higher effective income tax rate in 2009 compared to 2008 reflects higher pretax income in 2009 (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).  The effective income tax rate in 2008 is essentially unchanged when compared to 2007.

Interest expense.  Interest expense decreased $2.9 million in 2009 compared to the prior year due to lower average interest rates ($5.2 million decrease), partially offset by higher average borrowing levels ($1.5 million increase).

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

Nicor Gas Company

Operating Statistics
	2009	2008	2007

Operating revenues (millions)
Sales
Residential	$1,377.9	$2,176.2	$1,791.4
Commercial	350.4	551.4	426.2
Industrial	38.2	61.9	47.6
	1,766.5	2,789.5	2,265.2
Transportation
Residential	47.1	40.9	31.1
Commercial	79.1	82.2	76.7
Industrial	39.4	38.3	37.5
Other	4.1	25.7	10.6
	169.7	187.1	155.9
Other revenues
Revenue taxes	150.3	174.0	149.6
Environmental cost recovery	12.5	9.7	10.9
Chicago Hub	7.7	11.3	19.0
Other	34.1	35.3	26.9
	204.6	230.3	206.4
	$2,140.8	$3,206.9	$2,627.5

Deliveries (Bcf)
Sales
Residential	199.8	214.4	201.8
Commercial	52.7	54.7	48.7
Industrial	6.3	6.4	5.7
	258.8	275.5	256.2
Transportation
Residential	25.4	25.6	19.7
Commercial	89.6	93.1	84.6
Industrial	102.1	103.9	107.8
	217.1	222.6	212.1
	475.9	498.1	468.3

Year-end customers (thousands)
Sales
Residential	1,763	1,760	1,789
Commercial	132	130	128
Industrial	8	8	7
	1,903	1,898	1,924
Transportation
Residential	218	222	191
Commercial	50	53	54
Industrial	5	5	5
	273	280	250
	2,176	2,178	2,174

Other statistics
Degree days	6,106	6,348	5,756
Colder (warmer) than normal (1)	9%	9%	(1%)
Average gas cost per Mcf sold	$5.06	$8.76	$7.36

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2009 and 5,830 degree days per year for 2008 and 2007.

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

Operating cash flows.  Net cash flow provided from (used for) operating activities was $482.6 million, ($71.9) million and $200.4 million in 2009, 2008 and 2007, respectively.  The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.

Nicor Gas maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities was $187.7 million, $222.7 million and $150.8 million in 2009, 2008 and 2007, respectively.

Capital expenditures is an internal measure utilized by management that represents cash additions to property, plant and equipment, adjusted for items including the accrual of work performed through period end and other non-cash items, contributions in aid of construction and expenditures associated with asset retirement obligations.

Capital expenditures decreased $26 million to $203 million in 2009 from $229 million in 2008 due to the impact of lower customer additions (approximately $10 million decrease), information technology improvements (approximately $10 million decrease), facility construction (approximately $9 million decrease) and lower expenditures associated with gas distribution, transmission and storage system improvements (approximately $7 million decrease), partially offset by higher capitalized overhead costs attributable to higher postretirement benefit costs (approximately $9 million increase).

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

Capital expenditures are expected to decrease $8 million to $195 million in 2010 from $203 million in 2009 due to lower expenditures associated with gas distribution, transmission and storage system improvements, partially offset by the impact of new service additions and information technology improvements.

Financing activities.  The current credit ratings for Nicor Gas are as follows:

	Standard & Poor’s	Moody’s	Fitch

Commercial Paper	A-1+	P-1	F-1
Senior Secured Debt	AA	Aa3	AA-
Senior Unsecured Debt	AA	A2	A+
Corporate Credit Rating	AA	n/a	n/a

In the third quarter of 2009, Moody’s upgraded Nicor Gas’ senior secured debt rating to “Aa3” from “A1.”  The rating revision by Moody’s reflects an upgrade to the majority of senior secured debt ratings of investment-grade regulated utilities by one notch.

Long-term debt.  The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs (to the extent not provided by internally generated funds) and for general corporate purposes.

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

At December 31, 2009, Nicor Gas had the capacity to issue approximately $440 million of additional First Mortgage Bonds under the terms of its indenture.  On February 25, 2009, Nicor Gas filed a new shelf registration with a $225 million capacity, which became effective on March 20, 2009.

Nicor Gas believes it is in compliance with its debt covenants.  Nicor Gas’ long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term debt.  In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, nine-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $494.0 million and $717.9 million of commercial paper outstanding at December 31, 2009 and 2008, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Common stock.  The company paid dividends of approximately $70 million, $51 million and $69 million in 2009, 2008 and 2007, respectively.  Nicor Gas is restricted by the amount it can dividend to Nicor.  Dividends are only allowed to the extent of Nicor Gas’ retained earnings balance.

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

Contractual obligations.  As of December 31, 2009, Nicor Gas had contractual obligations with payments due as follows (in millions):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$584.1	$279.7	$47.9	$12.6	$924.3
Long-term debt	-	75.0	-	425.0	500.0
Fixed interest on long-term debt	30.6	51.8	51.4	368.3	502.1
Operating leases	.8	1.2	.8	9.3	12.1
Other long-term obligations	.5	.6	.4	.8	2.3
	$616.0	$408.3	$100.5	$816.0	$1,940.8

In addition to the contractual obligations included in the table above, Nicor Gas has potential liabilities to taxing authorities (unrecognized tax benefits) which are dependent on the resolution of particular income tax positions.  The timing of future cash outflows, if any, associated with such potential liabilities is uncertain.  The company has accrued a liability for estimated unrecognized tax benefits of $3.2 million at December 31, 2009, all of which is reasonably expected to be paid within the next 12 months.

The company also has long-term obligations for postretirement benefits which are not included in the above table.  Information regarding the company’s obligations for postretirement benefits can be found in Item 8 – Notes to the Consolidated Financial Statements – Note 9 – Postretirement Benefits.

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts.  Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using NYMEX futures prices as of December 31, 2009.

Operating leases are primarily for office space and equipment.  Rental expense under operating leases was $1.2 million, $1.2 million and $1.1 million in 2009, 2008 and 2007, respectively.  Other long-term obligations consist of redeemable preferred stock.

OTHER MATTERS

Recent Illinois Legislation.  In July 2009, a new Illinois state law took effect that requires utility companies to participate in bill payment assistance programs for low-income cutomers.  Funding for the programs is expected to be provided largely through federal and state government contributions, as well as through an increase in monthly utility-customer charges. The bill payment assistance program for low-income customers was implemented on a pilot basis beginning in 2009.  The legislation also requires utilities to develop and implement energy efficiency measures to obtain prescribed reductions in customer deliveries.  Funding for the energy efficiency program, excluding the adverse impact on Nicor Gas of lower deliveries and resulting reduced margin, will be through a rate adjustment mechanism.  The legislation also allows utility companies to implement, subject to ICC approval, a rider for bad debt expense starting with expense incurred in the 2008 fiscal year.  As previously noted, the ICC approved a bad debt rider for Nicor Gas on February 2, 2010.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase.  A number of parties have intervened in the proceeding.  Changes to the operating agreement by the ICC that restrict or prohibit inter-company transactions that currently are permitted could adversely impact the company’s results of operations, cash flows and financial condition.

Labor negotiations.  On April 17, 2009, Nicor Gas announced that the International Brotherhood of Electrical Workers Local 19 ratified a new labor contract which expires on February 28, 2014.  The agreement covers approximately 1,400 employees of Nicor Gas.  The new contract provides for, among other things, general wage increases and changes to various employee benefits, and it is not expected to have a material impact on the company’s results of operations, cash flows and financial condition.

OUTLOOK

Nicor Gas’ 2010 outlook assumes weather based on historical patterns, but excludes, among other things, the ICC’s PBR plan/PGA review or other contingencies, and other impacts that could occur because of future volatility in the natural gas markets.  While these items could materially affect 2010 earnings, they are currently not estimable.

Nicor Gas expects operating results to increase in 2010 resulting from a full year of rate relief from the 2009 rate orders, offset, in part, by higher operating costs and estimated weather warmer than in 2009.  Additionally, the ICC approved the company’s bad debt rider in February 2010 which will add approximately $32 million, pretax, to 2010 operating results related to net bad debt recoveries for 2008 and 2009.

The company estimates that a 100-degree day variation from normal weather affects Nicor Gas’ margin, net of income taxes, by approximately $1.3 million under the company’s current rate structure.

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

On February 5, 2003, CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the ALJs assigned to the proceeding issued a ruling denying CUB’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CUB or other parties to the ICC Proceedings.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2009.

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

Other.  The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies – Other.

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

Loss contingencies.  Nicor Gas records contingent losses as liabilities when a loss is both probable and the amount or range of loss, including related legal defense costs, is reasonably estimable.  When only a range of potential loss is estimable, the company records a liability for the minimum anticipated loss.  Nicor Gas is involved in various legal and regulatory proceedings and is exposed to various loss contingencies.  These loss contingencies are in some cases resolved in stages over time, estimates may change significantly from period to period, and the company’s ultimate obligations may differ materially from its recorded amounts.  Of particular note is the PBR plan contingency described in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies.

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

Pension and other postretirement benefits.  The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs.  Actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions.  When cumulatively significant, the gains and losses generated from such variances are amortized into operating income over the remaining service lives of employees covered by the plans (approximately 10 years for the pension plan and 12 years for the health care plan).  Additional information is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 9 – Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions and significant changes in estimates.

The company’s postretirement benefit expense (net of capitalization) included in operating income was $24.6 million, $2.7 million and $4.8 million in 2009, 2008 and 2007, respectively. Significant market declines in the values of plan assets in 2008 caused the increase in postretirement benefit expense for 2009 when compared to prior years.  The company expects to record postretirement benefit expense (net of capitalization) for 2010 of $19.6 million.  The decrease in postretirement benefit expense in 2010 compared to 2009 is due to the positive impact on the value of plan assets of the partial capital market recovery in 2009, which was somewhat offset by the negative impact of decreases in the discount rates.  Actuarial assumptions affecting 2010 include an expected long-term rate of return on plan assets of 8.25 percent and discount rates of 5.45 percent for the company’s defined benefit pension plan and 5.75 percent for the health care and other benefits plans, compared with a 8.50 percent rate of return on plan assets and discount rates of 6.35 percent and 6.00 percent, respectively, in the prior year.  The discount rates for each plan were determined by performing a cash flow matching study using the Citigroup Pension Discount Curve.  The Citigroup Pension Discount Curve is constructed from a Treasury yield curve and adjusted by adding a corporate bond spread.  The corporate bond spread is developed from a large pool of high quality corporate bonds and mitigates the risks associated with selecting individual corporate bonds whose values may not be representative of the broader market.

The discount rate is critical to the measurement of the plans’ obligations and costs.  Additionally, the assumed rate of return on plan assets is critical to the determination of the pension plan’s cost.  The following table illustrates the effect of a one-percentage-point change in these actuarial assumptions (in millions).

Actuarial assumption	Increase (decrease)	Effect on net benefit cost	Effect on benefit obligation

Discount rate	1.0%	$(6.2)	$(59.8)
	(1.0%)	7.4	73.4
Rate of return on plan assets	1.0%	(3.5)	-
	(1.%)	3.5	-

Credit risk.  The company is required to estimate counterparty credit risk in estimating the fair values of certain derivative instruments.  The company’s counterparties consist primarily of major energy companies and financial institutions.  This concentration of counterparties may materially impact the company’s exposure to credit risk resulting from market, economic or regulatory conditions.  To manage this credit risk, the company believes it maintains prudent credit policies to determine and monitor the creditworthiness of counterparties.  In doing so, the company seeks guarantees or collateral, in the form of cash or letters of credit, limits its exposure to any one counterparty, and, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  However, the volatility in the capital markets over the past two years has made it more difficult for the company to assess the creditworthiness of its counterparties.  Based on this uncertainty, actual losses relating to credit risk could materially vary from Nicor Gas’ estimates.

The company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments.  Such estimates are based on historical experience, existing economic conditions and certain collection-related patterns.  Circumstances which could affect these estimates include, but are not limited to, customer credit issues, natural gas prices, customer deposits and economic conditions.  Actual credit losses could vary materially from Nicor Gas’ estimates.  Nicor Gas’ allowance for doubtful accounts at December 31, 2009, 2008 and 2007 was $30.8 million, $42.5 million and $32.8 million, respectively, as presented on Schedule II in Item 15 – Exhibits, Financial Statement Schedules.

On February 2, 2010, the ICC approved a bad debt rider that was filed for in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

Unbilled revenues.  Nicor Gas accrues revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end.  Accrued unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors.  These estimates are adjusted when actual billings occur, and variances in estimates can be material.  Accrued unbilled revenues for Nicor Gas at December 31, 2009 and 2008 were $137.7 million and $196.1 million, respectively.

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

NEW ACCOUNTING PRONOUNCEMENT

For information concerning fair value measurements, see Item 8 – Notes to the Consolidated Financial Statements – Note 2 – New Accounting Pronouncement.

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

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers.  However, substantial changes in natural gas prices may impact Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related gas costs, and other operating and financing expenses.  The company expects to purchase in 2010 about 2 Bcf of natural gas for its own use and to cover storage-related gas costs.  The volume of natural gas purchased by the company, which is exposed to market risk, has declined as a result of certain changes approved in the 2009 rate orders.  The level of natural gas prices may also impact customer gas consumption and therefore margin.  The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices.  The company generally hedges its forecasted company use and storage-related gas costs through the use of fixed-price purchase and swap agreements.

On February 2, 2010, the ICC approved a bad debt rider that was filed for in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

Credit risk.  Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class and believes that it maintains prudent credit policies.  Additionally, the company offers options to help customers manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year.  This risk has been substantially mitigated by the previously mentioned bad debt rider.

The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions.  To manage this credit risk, the company believes it maintains prudent credit policies to determine and monitor the creditworthiness of counterparties.  In doing so, the company seeks guarantees or collateral, in the form of cash or letters of credit, limits its exposure to any one counterparty, and, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  However, the volatility in the capital markets over the past two years has made it more difficult for the company to assess the creditworthiness of its counterparties.  Based on this uncertainty, the company has taken additional steps including, but not limited to, reducing available credit to some of its counterparties.

Interest rate risk.  Nicor Gas is exposed to changes in interest rates.  The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings.  If market rates were to hypothetically increase by 10 percent from Nicor Gas’ weighted-average floating interest rate on commercial paper, interest expense would have increased causing Nicor Gas’ earnings to decrease by approximately $0.1 million in 2009.  For further information about debt securities, interest rates and fair values, see Item 8 – Consolidated Statements of Capitalization, Note 5 – Short-Term and Long-Term Debt and Note 6 – Fair Value Measurements.

Nicor Gas Company

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Northern Illinois Gas Company

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern Illinois Gas Company and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule at Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 24, 2010

Nicor Gas Company

Consolidated Statements of Operations
(millions)

	Year ended December 31
	2009	2008	2007

Operating revenues (includes revenue taxes of $150.3, 174.0 and $149.6, respectively)	$2,140.8	$3,206.9	$2,627.5

Operating expenses
Cost of gas	1,345.7	2,427.8	1,906.5
Operating and maintenance	298.9	293.0	268.3
Depreciation	177.4	170.9	165.6
Taxes, other than income taxes	167.6	189.4	166.9
Income tax expense	39.9	28.9	31.8
Mercury-related costs (recoveries), net	-	.6	(8.0)
	2,029.5	3,110.6	2,531.1

Operating income	111.3	96.3	96.4
Other income (expense)
Property sale gains	-	.8	2.0
Interest income	1.5	5.5	5.2
Other income	1.1	.8	.8
Other expense	(1.6)	(1.9)	(1.8)
Income tax expense on other income	(.4)	(2.1)	(2.4)
	.6	3.1	3.8
Interest expense
Interest on debt, net of amounts capitalized	34.3	36.6	38.8
Other	2.6	3.2	(4.9)
	36.9	39.8	33.9

Net income	$75.0	$59.6	$66.3

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Cash Flows
(millions)

	Year ended December 31
	2009	2008	2007

Operating activities
Net income	$75.0	$59.6	$66.3
Adjustments to reconcile net income to net cash flow provided from (used for) operating activities:
Depreciation	177.4	170.9	165.6
Deferred income tax expense (benefit)	25.8	3.0	(.3)
Net gain on sale of property, plant and equipment	-	(.8)	(2.0)
Changes in assets and liabilities:
Receivables, less allowances	178.2	(44.6)	(64.3)
Gas in storage	69.0	(60.8)	40.1
Deferred/accrued gas costs	24.7	(104.1)	.1
Derivative instruments	(77.7)	136.7	(66.2)
Margin accounts - derivative instruments	84.9	(113.7)	7.6
Pension benefits	(21.5)	179.1	(54.5)
Regulatory postretirement asset	39.6	(186.3)	44.1
Other assets	8.5	(60.5)	(9.4)
Accounts payable	(47.5)	(9.8)	53.1
Customer credit balances and deposits	(45.6)	(47.2)	36.6
Health care and other postretirement benefits	3.5	12.2	4.7
Other liabilities	(1.9)	(2.4)	(13.3)
Other items	(9.8)	(3.2)	(7.8)
Net cash flow provided from (used for) operating activities	482.6	(71.9)	200.4

Investing activities
Additions to property, plant and equipment	(192.7)	(230.0)	(155.4)
Purchases of available-for-sale securities	-	-	(166.6)
Proceeds from sales of available-for-sale securities	-	-	166.6
Net proceeds from sale of property, plant and equipment	-	.8	.6
Other investing activities	5.0	6.5	4.0
Net cash flow used for investing activities	(187.7)	(222.7)	(150.8)

Financing activities
Proceeds from issuing long-term debt	50.0	75.0	-
Disbursements to retire long-term obligations	(50.5)	(75.5)	(.5)
Net issuances (repayments) of commercial paper	(223.9)	348.9	19.0
Dividends paid	(69.7)	(50.9)	(69.2)
Other financing activities	(2.5)	(1.2)	-
Net cash flow provided from (used for) financing activities	(296.6)	296.3	(50.7)

Net increase (decrease) in cash and cash equivalents	(1.7)	1.7	(1.1)

Cash and cash equivalents, beginning of year	2.3	.6	1.7

Cash and cash equivalents, end of year	$.6	$2.3	$.6

Supplemental information
Income taxes paid, net	$6.3	$49.3	$54.1
Interest paid, net of amounts capitalized	31.4	50.8	36.7

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Balance Sheets
(millions)
	December 31
	2009	2008
Assets
Gas distribution plant, at cost	$4,598.2	$4,460.6
Less accumulated depreciation	1,803.4	1,737.1
Gas distribution plant, net	2,794.8	2,723.5

Current assets
Cash and cash equivalents	.6	2.3
Receivables, less allowances of $30.8 and $42.5, respectively	398.9	577.8
Receivables - affiliates	12.1	11.4
Gas in storage	104.7	173.7
Derivative instruments	4.7	4.1
Margin accounts - derivative instruments	43.6	115.4
Other	144.4	138.0
Total current assets	709.0	1,022.7

Regulatory postretirement asset	195.4	232.3
Other assets	130.5	173.8

Total assets	$3,829.7	$4,152.3

Capitalization and Liabilities
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$498.2	$448.0
Mandatorily redeemable preferred stock	2.1	2.6
Total long-term obligations	500.3	450.6
Non-redeemable preferred stock	1.4	1.4
Common equity	664.0	654.0
Total capitalization	1,165.7	1,106.0

Current liabilities
Long-term obligations due within one year	.5	50.5
Short-term debt	494.0	717.9
Accounts payable	264.4	311.9
Customer credit balances and deposits	141.7	187.3
Derivative instruments	55.6	120.1
Other	82.0	88.2
Total current liabilities	1,038.2	1,475.9

Deferred credits and other liabilities
Regulatory asset retirement liability	796.8	751.7
Deferred income taxes	328.2	305.3
Health care and other postretirement benefits	199.7	196.6
Asset retirement obligation	191.3	184.7
Other	109.8	132.1
Total deferred credits and other liabilities	1,625.8	1,570.4

Commitments and contingencies

Total capitalization and liabilities	$3,829.7	$4,152.3

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Capitalization
(millions, except share data)

	December 31
	2009		2008

First Mortgage Bonds
5.37% Series due 2009	$-		$50.0
6.625% Series due 2011	75.0		75.0
7.20% Series due 2016	50.0		50.0
4.70% Series due 2019	50.0		-
5.80% Series due 2023	50.0		50.0
6.58% Series due 2028	50.0		50.0
5.90% Series due 2032	50.0		50.0
5.90% Series due 2033	50.0		50.0
5.85% Series due 2036	50.0		50.0
6.25% Series due 2038	75.0		75.0
	500.0		500.0
Less: Amount due within one year	-		50.0
Unamortized debt discount, net of premium	1.8		2.0
Total long-term debt	498.2	42.7%	448.0	40.5%

Preferred stock, cumulative, $100 par value, 800,000 shares authorized
Mandatorily redeemable preferred stock, 4.48% and 5.00% series, 26,000 shares outstanding in 2009
and 31,000 shares outstanding in 2008	2.6		3.1
Less: Amount due within one year	.5		.5
	2.1	.2	2.6	.3

Nonredeemable preferred stock, 4.60% and 5.00% convertible series, 14,008 shares outstanding	1.4	.1	1.4	.1

Common equity
Common stock, $5 par value, 25,000,000 shares authorized, 32,365 shares
reserved for share-based awards and 15,232,414 shares outstanding	76.2		76.2
Paid-in capital	108.1		108.1
Retained earnings	486.7		480.4
Accumulated other comprehensive loss
Cash flow hedges	(.5)		(3.0)
Postretirement benefit plans	(6.5)		(7.7)
Total accumulated other comprehensive loss	(7.0)		(10.7)
Total common equity	664.0	57.0	654.0	59.1

Total capitalization	$1,165.7	100.0%	$1,106.0	100.0%

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Consolidated Statements of Retained Earnings
(millions)

	Year ended December 31
	2009	2008	2007

Balance at beginning of year	$480.4	$472.4	$480.3
Net income	75.0	59.6	66.3
Dividends on common stock	(68.6)	(51.3)	(71.6)
Other	(.1)	(.3)	(2.6)

Balance at end of year	$486.7	$480.4	$472.4

Consolidated Statements of Comprehensive Income
(millions)

	Year ended December 31
	2009	2008	2007

Net income	$75.0	$59.6	$66.3
Other comprehensive income (loss)
Loss on cash flow hedges (net of income tax of ($1.5), ($1.7) and ($0.3), respectively)	(2.5)	(2.5)	(.4)
Reclassifications of hedge losses to net income (net of income tax of $3.4 for 2009)	5.0	-	-
Postretirement gains (losses) (net of income tax $0.9, ($3.9) and $0.9, respectively)	1.2	(6.0)	1.4
Other comprehensive income (loss), net of tax	3.7	(8.5)	1.0

Comprehensive income	$78.7	$51.1	$67.3

The accompanying notes are an integral part of these statements.

Notes to the Consolidated Financial Statements

Nicor Gas, a wholly owned subsidiary of Nicor, is one of the nation’s largest distributors of natural gas, serving 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  Certain terms used herein are defined in the glossary on page ii.

1.      ACCOUNTING POLICIES

General.  Nicor Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation.  The consolidated financial statements include the accounts of Nicor Gas and its wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated.

Statement of Operations presentation.  The focus of Nicor Gas’ Statement of Operations presentation is the regulatory treatment of revenues and expenses.  Operating revenues and expenses (including income taxes) on which rate-regulated utility operating income is based, are those that ordinarily are included in the determination of utility revenue requirements.

Use of estimates.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect reported amounts.  Actual results could differ from those estimates and such differences could be material.  Accounting estimates requiring significant management judgment involve accrued unbilled revenues, derivative instruments, regulatory assets and liabilities, pension and other postretirement benefits, potential asset impairments, asset retirement obligations, loss contingencies including environmental contingencies, credit risk and income taxes.

Subsequent events.  The company’s management evaluated subsequent events for potential recognition and disclosure through February 24, 2010, the date these financial statements were issued.

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

The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2009	2008
Regulatory assets - current
Regulatory postretirement asset	$20.6	$23.3
Deferred gas costs	24.9	31.5
Other	5.4	-
Regulatory assets - noncurrent
Regulatory postretirement asset	195.4	232.3
Deferred gas costs	4.4	22.5
Deferred environmental costs	18.1	19.5
Unamortized losses on reacquired debt	14.2	15.4
Other	8.9	6.2
	$291.9	$350.7

Regulatory liabilities - current
Regulatory asset retirement liability	$14.5	$15.0
Other	2.7	-
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	796.8	751.7
Regulatory income tax liability	39.1	46.3
Other	.8	.8
	$853.9	$813.8

All items listed above are classified in Other on the Consolidated Balance Sheets, with the exception of the noncurrent portions of the Regulatory postretirement asset and the Regulatory asset retirement liability, which are stated separately.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  This regulatory postretirement asset is expected to be recovered from ratepayers over a period of approximately 10 to 12 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  Nicor Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to temporary under or overcollections of natural gas costs and certain environmental costs charged to its customers.

Asset retirement obligations.  The company records legal obligations associated with the retirement of long-lived assets in the period in which the obligation is incurred, if sufficient information exists to reasonably estimate the fair value of the obligation.  When an asset retirement obligation is recorded as a liability, a corresponding amount is recorded as an asset retirement cost (an additional cost of the long-lived asset).  Subsequently, the asset retirement obligation is accreted to the expected settlement amount and the asset retirement cost is depreciated over the life of the asset on a straight-line basis.

Subject to rate regulation, Nicor Gas continues to accrue all future asset retirement costs through depreciation over the lives of its assets even when a legal retirement obligation does not exist or insufficient information exists to determine the fair value of the obligation.  Amounts charged to depreciation by Nicor Gas for future retirement costs, in excess of the normal depreciation and accretion described above, are classified as a regulatory asset retirement liability.

Derivative instruments.  Cash flows from derivative instruments are recognized in the Consolidated Statements of Cash Flows, and gains and losses are recognized in the Consolidated Statements of Operations, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction is recognized in the Consolidated Statements of Operations, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to operating income.

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

At times, Nicor Gas enters into futures contracts, options, swap agreements and fixed-price purchase agreements to reduce the earnings volatility of certain forecasted operating costs arising from fluctuations in natural gas prices, such as the purchase of natural gas for use in company operations.  These derivative instruments are carried at fair value, unless they qualify for the normal purchases and normal sales exception, in which case they are carried at cost.  To the extent hedge accounting is not elected, changes in such fair values are immediately recorded in the current period as operating and maintenance expense.

Credit risk and concentrations.  Nicor Gas has a diversified customer base and the company believes that it maintains prudent credit policies which mitigate customer receivable, supplier performance and derivative counterparty credit risk.  The company is exposed to credit risk in the event a customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions, or a counterparty to a derivative instrument defaults on a settlement or otherwise fails to perform under contractual terms.  To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to seek guarantees or collateral back-up in the form of cash or letters of credit, to acquire credit insurance in certain instances, and to limit its exposure to any one counterparty.  Nicor Gas also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  Credit losses are accrued when probable and reasonably estimable.

On February 2, 2010, the ICC approved a bad debt rider that was filed for in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

Revenue recognition.  Operating revenues are recognized when natural gas is delivered to customers.  In accordance with ICC regulations and subject to its review, the cost of gas delivered is charged to customers without markup, although the timing of cost recovery can vary.  Temporary under and overcollections of gas costs are deferred or accrued as a regulatory asset or liability with a corresponding decrease or increase to cost of gas, respectively.

Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $137.7 million and $196.1 million at December 31, 2009 and 2008, respectively.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for 2009, 2008 and 2007 were $148.1 million, $171.1 million and $148.7 million, respectively.

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

2.      NEW ACCOUNTING PRONOUNCEMENT

Fair value measurements.  Effective January 1, 2008, the company adopted the new requirements for fair value measurements and disclosures.  These requirements define fair value, establish a consistent framework for measuring fair value and expand disclosure requirements about fair value.  These new requirements do not establish any new fair value measurements, but rather provide guidance on how to perform fair value measurements as required or permitted under other accounting standards.  They also provide for immediate recognition of trade-date gains and losses related to certain derivative transactions whose fair value has been determined using unobservable market inputs.  Nicor Gas elected the one-year deferral allowed by the new requirements for certain nonfinancial assets and liabilities.  As it applies to Nicor Gas, the deferral pertains to fair value measurements for intangible assets and asset retirement obligations.  The effect of adopting these new requirements in 2009 and 2008 was not material to Nicor Gas’ results of operations or financial condition.

3.      ASSET RETIREMENT OBLIGATIONS

Nicor Gas records AROs associated with services, mains and other components of the distribution system and buildings.  Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation.

The following table presents a reconciliation of the beginning and ending ARO for the years ended December 31 (in millions):

	2009	2008

Beginning of period	$186.8	$179.0
Liabilities incurred during the period	2.1	2.0
Liabilities settled during the period	(6.3)	(3.6)
Accretion	10.8	10.2
Revision in estimated cash flows	(1.6)	(.8)
End of period	$191.8	$186.8

Substantially all of the ARO is classified as a noncurrent liability.

4.      GAS IN STORAGE

Nicor Gas’ inventory is carried at cost on a LIFO basis.  Based on the average cost of gas purchased in December 2009 and 2008, the estimated replacement cost of inventory at December 31, 2009 and 2008 exceeded the LIFO cost by $288.5 million and $297.7 million, respectively.

During 2009, Nicor Gas liquidated 8.8 Bcf of its LIFO-based inventory at an average cost per Mcf of $7.83.  For gas purchased in 2009, the company’s average cost per Mcf was $3.89 lower than the average LIFO liquidation rate.  Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase cost, had the effect of increasing the cost of gas in 2009 by $34.3 million.

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

Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, the LIFO liquidations in 2009 and 2007 had no impact on net income.

5.      SHORT-TERM AND LONG-TERM DEBT

In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.

In August 2008, Nicor Gas, through a private placement, issued $75 million First Mortgage Bonds at 6.25 percent, due in 2038.  Nicor Gas retired the $75 million 5.875 percent First Mortgage Bond series that became due in August 2008.

Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In May 2009, Nicor Gas established a $550 million, 364-day revolver, expiring May 2010, to replace the $600 million, nine-month seasonal revolver, which expired in May 2009.  In September 2005, Nicor and Nicor Gas established a $600 million, five-year revolver, expiring September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $494.0 million and $717.9 million of commercial paper outstanding with a weighted-average interest rate of 0.1 percent and 0.3 percent at December 31, 2009 and 2008, respectively.

The company believes it is in compliance with all debt covenants.

The company incurred total interest expense of $37.0 million, $39.9 million, and $34.2 million in 2009, 2008 and 2007, respectively.  Interest expense is reported net of amounts capitalized.  Interest expense capitalized for the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $0.1 million and $0.3 million, respectively.

6.	FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2009
Assets
Money market funds	$.4	$-	$-	$.4
Derivatives	.5	2.6	2.4	5.5
	$.9	$2.6	$2.4	$5.9

Liabilities
Derivatives	$37.3	$25.3	$2.7	$65.3

December 31, 2008
Assets
Money market funds	$.3	$-	$-	$.3
Derivatives	.4	.2	5.4	6.0
	$.7	$.2	$5.4	$6.3

Liabilities
Derivatives	$113.8	$26.0	$3.7	$143.5

When available and appropriate, the company uses quoted market prices in active markets to determine fair value and classifies such items within Level 1.  For derivatives, Level 1 values include only those derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; these over-the-counter items are classified within Level 2.  In certain instances, the company may be required to use one or more significant unobservable inputs for a model-derived valuation; the resulting valuation is classified as Level 3.

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances for the periods ended December 31 (in millions):

	2009	2008

Beginning of period	$1.7	$7.5
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	(3.5)	5.4
Settlements, net of purchases	2.0	(11.0)
Transfers in and/or (out) of Level 3	(.5)	(.2)
End of period	$(.3)	$1.7

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balances of margin accounts related to derivative instruments at December 31 (in millions):

	2009	2008
Assets
Margin accounts – derivative instruments	$43.6	$115.4
Other – noncurrent	11.3	24.4

In addition, the recorded amount of short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2009 and 2008 was $500 million.  Based on quoted market interest rates, the fair value of the company’s First Mortgage Bonds was approximately $543 million and $520 million at December 31, 2009 and 2008, respectively.

7.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 1 – Accounting Policies – Derivative instruments and Credit risk and concentrations.  All derivatives recognized on the Consolidated Balance Sheets are measured at fair value, as described in Note 6 – Fair Value Measurements.

Consolidated Balance Sheets.  Derivative assets and liabilities as of December 31, 2009, are shown in the table below (in millions):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
Assets
Derivative instruments	$-	$4.7
Other – noncurrent	-	.8
	$-	$5.5

Liabilities
Derivative instruments	$.7	$54.9
Other – noncurrent	-	9.7
	$.7	$64.6

Volumes.  As of December 31, 2009, Nicor Gas held outstanding derivative contracts of approximately 64 Bcf to hedge natural gas purchases for customer use, spanning approximately three years.  Commodity price-risk exposure arising from Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 0.9 Bcf as of December 31, 2009.  The above volumes exclude contracts, such as variable-priced contracts, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Consolidated Statements of Operations – cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Consolidated Statements of Operations.  Cash flow hedges used by Nicor Gas, to hedge purchases of natural gas for company use, are eventually recorded within operating and maintenance expense.  Cash flow hedges affected accumulated other comprehensive income and operating income as shown in the following table for the year ended December 31, 2009 (in millions):

Pretax gain (loss) recognized in other comprehensive income (Effective portion)	Location	Pretax gain (loss) reclassified from accumulated other comprehensive income into income (Effective portion)

$(4.0)	Operating and maintenance	$(8.4)

As of December 31, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use extends to as long as 24 months.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at December 31, 2009 was $0.7 million (or $0.4 million after taxes), substantially all of which is expected to be reclassified to earnings within the next 12 months.

Consolidated Statements of Operations – derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax earnings effects of these items are summarized in the table below for the year ended December 31, 2009 (in millions):

Location	Net gain (loss) recognized in income

Operating and maintenance	$(1.9)

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses of $166.1 million were recognized in regulatory assets for the year ended December 31, 2009.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of December 31, 2009, for agreements with such features, derivative contracts with liability fair values totaled approximately $19 million, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $18 million.

8.      INCOME TAXES

The components of income tax expense are presented below (in millions):

	2009	2008	2007
Current
Federal	$9.2	$23.8	$30.9
State	6.1	5.6	5.7
	15.3	29.4	36.6
Deferred
Federal	25.3	3.3	(1.4)
State	.5	(.3)	1.1
	25.8	3.0	(.3)

Amortization of investment tax credits, net	(.8)	(1.4)	(2.1)
Income tax expense	$40.3	$31.0	$34.2

The temporary differences which gave rise to the net deferred tax liability at December 31 were as follows (in millions):

	2009	2008
Deferred tax liabilities
Property, plant and equipment	$324.6	$299.8
Employee benefits	6.1	15.1
Other	21.9	21.9
	352.6	336.8
Deferred tax assets
Unamortized investment tax credits	8.9	17.2
Allowance for doubtful accounts	12.3	16.8
Other	36.3	43.3
	57.5	77.3
Net deferred tax liability	$295.1	$259.5

For purposes of computing deferred income tax assets and liabilities, temporary differences associated with regulatory assets and liabilities have been netted against related offsetting temporary differences.

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	4.2	5.0	4.6
Amortization of investment tax credits	(1.9)	(2.5)	(2.2)
Amortization of regulatory income tax liability	(1.1)	(1.5)	(1.7)
Medicare subsidy	(1.2)	(1.5)	(1.4)
Other	-	(.3)	(.3)
Effective combined federal and state income tax rate	35.0%	34.2%	34.0%

The higher effective income tax rate in 2009 compared to 2008 reflects higher pretax income in 2009 (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income).  The effective income tax rate in 2008 is essentially unchanged when compared to 2007.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At December 31, 2009, the years that remain subject to examination include years beginning after 2005 for the IRS and years beginning after 2003 for the IDR.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority.

A reconciliation of the beginning and ending amounts of the liability for unrecognized tax benefits is as follows (in millions):

	2009	2008	2007

Balance at January 1	$7.4	$.6	$.7
Additions for tax positions of prior years	-	7.8	-
Reductions for tax positions of prior years	(.1)	(1.0)	-
Settlements	(4.1)	-	(.1)
Balance at December 31	$3.2	$7.4	$.6

The decrease in the liability for unrecognized tax benefits in 2009 when compared to the prior year is due primarily to settlement of an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures.  The increase in the liability for unrecognized tax benefits in 2008 compared to the prior year is due primarily to an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures.

At December 31, 2009 and 2008, almost none of the unrecognized tax benefits that if recognized, would affect the company’s annual effective tax rate.  At December 31, 2007, all of the unrecognized tax benefits that if recognized, would affect the company’s annual effective tax rate.

If settlements vary from these estimated amounts recognized for unrecognized tax benefits, the company does not anticipate any adjustment would result in a material change to its financial position.  However, the company believes that it is reasonably possible that a change in its liability for unrecognized tax benefits could occur within 12 months, potentially decreasing by $3 million its unrecognized tax benefit.

The company recognized interest expense (income) on tax matters of approximately $1 million, ($1) million and ($8) million in 2009, 2008 and 2007, respectively.  The company had approximately $6 million of interest receivable at both December 31, 2009 and 2008.  Amounts recognized in operating expense related to penalties were insignificant.

The balance of unamortized investment tax credits at December 31, 2009 and 2008 was $25.2 million and $26.0 million, respectively.

9.	POSTRETIREMENT BENEFITS

Nicor Gas maintains a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998.  Pension benefits are based on years of service and the highest average salary for management employees and job level for collectively bargained employees (referred to as pension bands).  The benefit obligation related to collectively bargained benefits considers the company’s past practice of regular benefit increases.  Nicor Gas also provides health care and life insurance benefits to eligible retired employees under a plan that includes a limit on the company’s share of cost for employees hired after 1982.

The following table summarizes the changes in the funded status of the plans and the related assets (liabilities) recognized in the Consolidated Balance Sheets as of December 31 (in millions):

	Pension benefits		Health care and other benefits
	2009	2008*	2009	2008*
Change in benefit obligation
Benefit obligation at beginning of period	$270.2	$263.2	$207.7	$196.9
Service cost	8.6	10.7	2.2	2.7
Interest cost	16.5	19.9	12.1	15.0
Actuarial loss (gain)	22.3	2.2	(2.1)	3.9
Participant contributions	-	-	1.2	1.5
Medicare Part D reimbursements	-	-	1.1	2.2
Benefits paid	(12.0)	(25.8)	(12.8)	(14.5)
Other	-	-	1.8	-
Benefit obligation at end of period	305.6	270.2	211.2	207.7

Change in plan assets
Fair value of plan assets at beginning of period	306.6	478.7	-	-
Actual return on plan assets	68.9	(146.3)	-	-
Employer contributions	-	-	11.6	13.0
Participant contributions	-	-	1.2	1.5
Benefits paid	(12.0)	(25.8)	(12.8)	(14.5)
Fair value of plan assets at end of period	363.5	306.6	-	-
Funded status	$57.9	$36.4	$(211.2)	$(207.7)

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$57.9	$36.4	$-	$-
Current liabilities	-	-	(11.5)	(11.1)
Noncurrent liabilities	-	-	(199.7)	(196.6)
Total recognized	$57.9	$36.4	$(211.2)	$(207.7)

* Amounts for 2008 reflect 15 months of activity for the transition to a December 31 measurement date.

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

Postretirement benefit costs (credits) recorded within net regulatory assets and accumulated other comprehensive income, and changes thereto, were as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

January 1, 2008	$(6.4)	$75.1	$(.3)	$4.0	$(6.7)	$79.1
Current year actuarial loss	188.4	3.7	9.9	.2	198.3	3.9
Amortization of actuarial loss	-	(4.4)	-	(.2)	-	(4.6)
Amortization of prior service (cost) benefit	(.3)	.1	-	-	(.3)	.1
Actuarial loss and prior service cost for October 1, 2008 – December 31, 2008	(.1)	(1.1)	-	(.1)	(.1)	(1.2)
December 31, 2008	181.6	73.4	9.6	3.9	191.2	77.3

Current year actuarial gain	(20.3)	(.3)	(1.1)	-	(21.4)	(.3)
Amortization of actuarial loss	(14.5)	(4.3)	(.8)	(.3)	(15.3)	(4.6)
Amortization of prior service (cost) benefit	(.4)	.1	-	-	(.4)	.1
December 31, 2009	$146.4	$68.9	$7.7	$3.6	$154.1	$72.5

The balances as of December 31 relate primarily to unrecognized net actuarial losses.

The associated amounts in net regulatory assets and accumulated other comprehensive income at December 31, 2009 that are expected to be amortized to net benefit cost in 2010 are as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

Net actuarial loss	$11.3	$3.9	$.6	$.2	$11.9	$4.1
Net prior service cost	.4	.1	-	-	.4	.1
	$11.7	$4.0	$.6	$.2	$12.3	$4.2

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $269.1 million and $231.6 million at December 31, 2009 and 2008, respectively.

About one-fourth of the net benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2009	2008	2007	2009	2008	2007

Service cost	$8.6	$8.6	$9.1	$2.2	$2.2	$2.3
Interest cost	16.5	15.9	15.1	12.1	12.0	10.9
Expected return on plan assets	(25.2)	(39.9)	(36.0)	-	-	-
Recognized net actuarial loss	15.3	-	-	4.6	4.6	4.7
Amortization of prior service cost	.4	.3	.5	(.1)	(.1)	(.1)
Net benefit cost (credit)	$15.6	$(15.1)	$(11.3)	$18.8	$18.7	$17.8

Assumptions used to determine benefit obligations included the following:

	Pension benefits		Health care and other benefits
	2009	2008	2009	2008

Discount rate	5.45%	6.35%	5.75%	6.00%
Rate of compensation increase	3.75	3.75	3.75	3.75
Pension band increase	2.00	3.00	-	-

The 2009 and 2008 discount rates for each plan were determined by performing a cash flow matching study using the Citigroup Pension Discount Curve.  The Citigroup Pension Discount Curve is constructed from a Treasury yield curve and adjusted by adding a corporate bond spread.  The corporate bond spread is developed from a large pool of high quality corporate bonds and mitigates the risks associated with selecting individual corporate bonds whose values may not be representative of the broader market.

Assumptions used to determine net benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.35%	6.25%	5.75%	6.00%	6.25%	5.75%
Expected return on assets	8.50	8.50	8.50	-	-	-
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75
Pension band increase	3.00	3.00	3.00	-	-	-

Nicor Gas establishes its expected long-term return on asset assumption by considering historical and projected returns for each investment asset category.  Projected returns are calculated with the assistance of independent firms via probability-based models.  The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net benefit cost.

Other assumptions used to determine the health care benefit obligation were as follows:

	2009	2008
Health care cost trend rate	8.0%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%
Years to reach ultimate rate	6	7

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:

	2009	2008	2007
Health care cost trend rate	8.5%	9.0%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Years to reach ultimate rate	7	6	5

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	Increase (decrease)	Effect on net benefit cost	Effect on benefit obligation

Health care cost trend rate	1.0%	$1.2	$17.2
	(1.0%)	(1.0)	(14.8)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 continues to provide a prescription drug benefit as well as a potential federal subsidy to sponsors of certain retiree health care benefit plans whose prescription drug benefits are actuarially equivalent to the Medicare Part D benefit.  Nicor Gas has determined that the prescription drug benefits of its plan are actuarially equivalent and accordingly has reflected the effects of the subsidy in its determination of the benefit obligation and annual net benefit cost.

The company’s investment objective relating to pension plan assets is to provide a total investment return which will allow the pension plan to meet its remaining benefit obligations.  The company’s investment strategy is to diversify its investments among asset classes in order to reduce risk.  Investment performance is measured against a targeted rate of return which reflects the asset allocation of the plan assets and an appropriate published index return for each asset class.  The company will rebalance the investment portfolio periodically if the actual asset allocation is significantly out of tolerance from the target allocation.

The following table sets forth the company’s current asset allocation target and actual percentage of plan assets by major asset category as of December 31:

	Target	Percentage of plan assets
Asset category	allocation	2009	2008

Equity securities	60%	61%	70%
Fixed income securities	40	39	30
	100%	100%	100%

In 2009, the company transitioned its target allocation from a 69% equity, 31% fixed income allocation to the target allocation shown above.  In addition, the company adopted a long-duration, primarily corporate bond investment strategy for the fixed income portion of the plan assets to improve duration matching between plan assets and benefit obligations.

Equity investments are comprised of certain common collective trusts which invest in U.S. and international equity securities.  U.S. equity holdings are diversified across the small, mid and large cap asset classes.  International investments are diversified across countries and capitalization size in order to maintain a broad market representation of non-U.S. markets.

Fixed income investments are diversified across a broad range of investment grade corporate bonds and other fixed income securities.  The fixed income portfolio is targeted to maintain an average credit quality rating of at least single-A and a weighted duration that approximates the duration of the expected benefit obligations.

The table below categorizes the fair value of pension plan assets (in millions) based upon the valuation inputs described in Note 6 – Fair Value Measurements.  There were no Level 3 inputs at December 31, 2009 and 2008.

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
December 31, 2009
Equity securities
Domestic	$-	$149.6	$149.6
International	-	72.9	72.9
Fixed income securities
Debt securities	-	110.7	110.7
Other	6.1	24.2	30.3
	$6.1	$357.4	$363.5

December 31, 2008
Equity securities
Domestic	$-	$165.4	$165.4
International	-	48.2	48.2
Fixed income securities
Debt securities	-	93.0	93.0
	$-	$306.6	$306.6

Other fixed income securities is primarily comprised of government issued bonds and cash and cash equivalents.

The company does not expect to contribute to its pension plan in 2010 but does expect to contribute about $12.9 million (before Medicare subsidies) to its other postretirement benefit plan in 2010.  The following table sets forth the gross benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending December 31	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2010	$24.9	$12.9	$(1.4)
2011	23.1	13.8	(1.6)
2012	24.2	14.5	(1.7)
2013	24.5	15.3	(1.8)
2014	27.7	15.9	(1.9)
2015-2019	169.2	89.5	(10.2)

Nicor Gas also has a separate unfunded supplemental retirement plan that is noncontributory with defined benefits.  Plan costs were $0.3 million, $0.3 million and $0.2 million in 2009, 2008 and 2007, respectively.  The projected benefit obligation associated with this plan was $2.3 million at December 31, 2009 and 2008.

The company also sponsors defined contribution plans covering substantially all employees.  These plans provide for employer matching contributions.  The total cost of these plans was $5.3 million, $5.1 million and $4.8 million in 2009, 2008 and 2007, respectively.

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

11.   BUSINESS SEGMENT INFORMATION

Revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2009	2008	2007

Bundled sales	$1,766.5	$2,789.5	$2,265.2
Transportation	169.7	187.1	155.9
Revenue taxes	150.3	174.0	149.6
Other	54.3	56.3	56.8
	$2,140.8	$3,206.9	$2,627.5

12.   RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the years ended December 31, 2009, 2008 and 2007, Nicor Gas had net charges to affiliates of $4.7 million, $6.9 million and $5.7 million, respectively.

Key executives and managerial employees of Nicor Gas participate in Nicor’s stock-based compensation plans.  Nicor Gas recognized compensation expense of $3.8 million, $2.0 million and $1.2 million in operating and maintenance expense related to these stock-based compensation plans in 2009, 2008 and 2007, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at December 31, 2009 and 2008.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the years ended December 31, 2009 and 2008, Nicor Gas interest income was insignificant.  For the year ended December 31, 2007, Nicor Gas recorded interest income of $0.4 million.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.  Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the years ended December 31, 2009, 2008 and 2007, Nicor Gas recorded revenues of $35.0 million, $59.7 million and $62.0 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.  As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes.  For the years ended December 31, 2009, 2008 and 2007, Nicor Advanced Energy paid Nicor Gas $6.5 million, $6.0 million and $6.1 million, respectively, for such items.  Additionally, Nicor Advanced Energy may pay or receive inventory imbalance adjustments.  For the years ended December 31, 2009, 2008 and 2007, Nicor Advanced Energy paid (received from) Nicor Gas ($5.6) million, $2.5 million and ($2.9) million, respectively, for inventory imbalance adjustments.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest.  Such transactions are governed by terms of an ICC order.  For the years ended December 31, 2009, 2008 and 2007, net commodity-based charges from Nicor Enerchange were $6.6 million, $36.3 million and $23.8 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the years ended December 31, 2009, 2008 and 2007, charges from Nicor Enerchange for administration of the Chicago Hub were $0.7 million, $0.8 million and $0.7 million, respectively.  Nicor Gas also charged Nicor Enerchange $1.1 million for each of the years ended December 31, 2009, 2008 and 2007, for certain storage services at the Chicago Hub.

Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture of Nicor, that operates an interstate regulated natural gas pipeline of approximately 70 miles stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $10.3 million for each of the years ended December 31, 2009, 2008 and 2007, for natural gas transportation under rates that have been accepted by the FERC.

Nicor sold its ownership in EN Engineering, L.L.C. on March 31, 2009.  Prior to the sale, EN Engineering charged Nicor Gas $1.7 million, $7.2 million and $4.8 million for engineering and corrosion services rendered in 2009, 2008 and 2007, respectively.  A majority of the work performed by EN Engineering was capital in nature, and is classified as property, plant and equipment on the Consolidated Balance Sheets.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

13.      COMMITMENTS

As of December 31, 2009, Nicor Gas had purchase commitments with payments due as follows (in millions):

	Purchase obligations	Operating leases	Other long-term obligations

2010	$12.9	$.8	$.5
2011	12.1	.8	.3
2012	5.6	.4	.3
2013	1.8	.4	.2
2014	1.4	.4	.2
After 2014	3.0	9.3	.8
	$36.8	$12.1	$2.3

Purchase obligations consist of a natural gas transportation agreement and property, plant and equipment purchases. Operating leases are primarily for office space and equipment.  Rental expense under operating leases was $1.2 million, $1.2 million and $1.1 million in 2009, 2008 and 2007, respectively.

Other long-term obligations consist of redeemable preferred stock.

14.   REGULATORY PROCEEDINGS

Rate proceeding.  On March 25, 2009, the ICC issued an order approving an increase in base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed the rates approved in the March 25, 2009 order into effect on April 3, 2009.

On April 24, 2009, Nicor Gas filed a request for rehearing with the ICC concerning the capital structure and return on equity contained in the ICC’s rate order contending the company’s return on rate base should be higher.  On May 13, 2009, the ICC agreed to conduct a rehearing concerning the capital structure but denied the remainder of the company’s request.  On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, increasing the rate of return on rate base to 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009.  Therefore, the total annual base revenue increase resulting from the rate case originally filed by the company in April 2008 is approximately $80 million.  In December 2009, Nicor Gas withdrew appeals of the ICC rate orders that it previously had filed in state appellate court.  The ICC’s decision on rehearing, therefore, is final and no longer subject to appeal.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a bad debt rider with the ICC under an Illinois state law which took effect in July 2009. On February 2, 2010, the ICC issued an order approving the company’s proposed bad debt rider.  This rider will provide for recovery from customers of the amount over the benchmark for bad debt expense established in the company’s rate cases.  It will also provide for refunds to customers if bad debt expense is below such benchmarks.

As a result of the February order, Nicor Gas will record in the first quarter of 2010 a net recovery related to 2008 and 2009 of approximately $32 million; substantially all of this amount is expected to be collected in 2010.  The benchmark, against which 2010 actual bad debt expense will be compared, is approximately $63 million.

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

On February 5, 2003, CUB filed a motion for $27 million in sanctions against the company in the ICC Proceedings.  In that motion, CUB alleged that Nicor Gas’ responses to certain CUB data requests were false.  Also on February 5, 2003, CUB stated in a press release that, in addition to $27 million in sanctions, it would seek additional refunds to consumers.  On March 5, 2003, the ICC staff filed a response brief in support of CUB’s motion for sanctions.  On May 1, 2003, the ALJs assigned to the proceeding issued a ruling denying CUB’s motion for sanctions.  CUB has filed an appeal of the motion for sanctions with the ICC, and the ICC has indicated that it will not rule on the appeal until the final disposition of the ICC Proceedings.  It is not possible to determine how the ICC will resolve the claims of CUB or other parties to the ICC Proceedings.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2009.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of December 31, 2009, Nicor Gas had remaining an estimated liability of $2.1 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County,

Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of December 31, 2009, the company had recorded a liability in connection with these matters of $23.8 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Municipal Tax Matters.  Many municipalities in Nicor Gas’ service territory have enacted ordinances that impose taxes on gas sales to customers within municipal boundaries.  Most of these municipal taxes are imposed on Nicor Gas based on revenues generated by Nicor Gas within the municipality.  Other municipal taxes are imposed on natural gas consumers within the municipality but are collected from consumers and remitted to the municipality by Nicor Gas.  A number of municipalities have instituted audits of Nicor Gas’ tax remittances.  In May 2007, five of those municipalities filed an action against Nicor Gas in state court in DuPage County, Illinois relating to these tax audits.  Following a dismissal of this action without prejudice by the trial court, the municipalities filed an amended complaint.  The amended complaint seeks, among other things, compensation for alleged unpaid taxes.  Nicor Gas is contesting the claims in the amended complaint.  In December 2007, 25 additional municipalities, all represented by the same audit firm involved in the lawsuit, issued assessments to Nicor Gas claiming that it failed to provide information requested by the audit firm and owed the municipalities back taxes.  Nicor Gas believes the assessments are improper and has challenged them.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

17.      QUARTERLY RESULTS (UNAUDITED)

Quarterly results may be impacted by the variability in the results of the business due to seasonal and other factors.  Summarized quarterly financial data is presented below (in millions):

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2009
Operating revenues	$984.0	$326.3	$215.0	$615.5
Operating income	38.4	19.3	15.7	37.9
Net income	29.8	11.2	6.9	27.1

2008
Operating revenues	$1,464.2	$560.1	$306.1	$876.5
Operating income	45.7	18.2	3.2	29.2
Net income (loss)	35.6	9.9	(6.0)	20.1

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting.  Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.  Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the company’s internal control over financial reporting.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 14.	Principal Accounting Fees and Services

The following is a summary of the Deloitte & Touche LLP fees for professional services rendered for the years ended December 31 (in millions):

Fee Category	2009	2008

Audit fees	$1.5	$1.7
Audit-related fees	.1	.1
Total fees	$1.6	$1.8

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

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Deloitte & Touche LLP.  On an ongoing basis, management of Nicor Gas defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested.  The Audit Committee reviews these requests and advises management if the Committee approves the engagement of Deloitte & Touche LLP.  On a periodic basis, Nicor Gas’ management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts.  In 2009 and 2008, all audit and non-audit services provided by Deloitte & Touche LLP were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)

1)	Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2)	Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	26
II	Valuation and Qualifying Accounts	58

Schedules other than those listed are omitted because they are not applicable.

3)	Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Gas Company

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to	Charged to				Balance
	beginning	costs and	other				at end
Description	of period	expenses	accounts		Deductions		of period

2009

Allowance for doubtful accounts receivable	$42.5	$53.1	$-		$64.8	(a)	$30.8

Accrued mercury-related costs	2.5	-	-		.4	(b)	2.1

Accrued manufactured gas plant environmental costs	21.4	-	11.2	(c)	8.8	(b)	23.8

2008

Allowance for doubtful accounts receivable	$32.8	$70.6	$-		$60.9	(a)	$42.5

Accrued mercury-related costs	2.8	.6	-		.9	(b)	2.5

Accrued manufactured gas plant environmental costs	15.2	-	19.8	(c)	13.6	(b)	21.4

2007

Allowance for doubtful accounts receivable	$30.9	$53.0	$-		$51.1	(a)	$32.8

Accrued mercury-related costs	13.2	-	-		10.4	(b)	2.8

Accrued manufactured gas plant environmental costs	19.9	-	4.5	(c)	9.2	(b)	15.2

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

Nicor Gas Company

Date February 24, 2010		/s/ KAREN K. PEPPING
Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2010.

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
Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954.  (File No. 1-7296, Form 10-K for 1995, Nicor Gas Company, Exhibit 4.01.)

4.02	*
Indenture of Adoption of the company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954.  (File No. 1-7296, Form 10-K for 1995, Nicor Gas Company, Exhibit 4.02.)

4.03	*
Supplemental Indenture, dated February 15, 1998, of the company to Harris Trust and Savings Bank, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7296, Form 10-K for 1997, Nicor Gas Company, Exhibit 4.19.)

4.04	*
Supplemental Indenture, dated February 1, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7296, Form 10-K for 2000, Nicor Gas Company, Exhibit 4.17.)

4.05	*
Supplemental Indenture, dated May 15, 2001, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7296, Form 10-Q for June 2001, Nicor Gas Company, Exhibit 4.01.)

4.06	*
Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7296, Form 10-K for 2003, Nicor Gas Company, Exhibit 4.09.)

4.07	*
Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7296, Form 10-K for 2003, Nicor Gas Company, Exhibit 4.10.)

4.08	*
Supplemental Indenture, dated December 1, 2003, of the company to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7296, Form 10-K for 2003, Nicor Gas Company, Exhibit 4.11.)

4.09	*
Supplemental Indenture, dated December 1, 2006, of Nicor Gas to BNY Midwest Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7296, Form 10-K for 2006, Nicor Gas Company, Exhibit 4.11.)

4.10	*
Supplemental Indenture, dated August 1, 2008, of Nicor Gas to BNY Mellon Trust Company, Trustee, under Indenture dated January 1, 1954.  (File No. 1-7296, Form 10-Q for September 30, 2008, Nicor Gas Company, Exhibit 4.01.)

Exhibit
Number		Description of Document

4.11	*
Supplemental Indenture, dated July 23, 2009, of Nicor Gas to BNY Mellon Trust Company, Trustee, under Indenture dated as of January 1, 1954.  (File No. 1-7296, Form 10-Q for June 30, 2009, Nicor Gas Company, Exhibit 4.01.)

10.01	*	Nicor Gas Supplementary Savings Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008.) (File No. 1-7296, Form 10-K for 2008, Nicor Gas Company, Exhibit 10.01.)

10.02	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.03	*	Amendment to Nicor Gas Supplementary Retirement Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.12.)

10.04	*	Nicor Gas Supplementary Retirement Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.11.)

10.05	*	Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7296, Form 10-K for 2008, Nicor Gas Company, Exhibit 10.06.)

10.06	*	Nicor Gas Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7296, Form 10-Q for June 30, 2007, Nicor Gas Company, Exhibit 10.01.)

10.07	*	First Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan. (File No. 1-7296, Form 10-K for 2008, Nicor Gas Company, Exhibit 10.08.)

10.08	*	Second Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan. (File No. 1-7296, Form 10-K for 2008, Nicor Gas Company, Exhibit 10.09.)

10.09	*	5-Year Credit Agreement dated as of September 13, 2005. (File No. 1-7296, Form 10-Q for September 30, 2005, Nicor Gas Company, Exhibit 10.03.)

10.10	*	Second Amendment to the 5-Year Credit Agreement dated as of October 26, 2006. (File No. 1-7296, Form 10-Q for September 30, 2006, Nicor Gas Company, Exhibit 10.02.)

10.11	*	364-Day Credit Agreement Dated as of May 11, 2009. (File No. 1-7296, Form 10-Q for June 30, 2009, Nicor Gas Company, Exhibit 10.01.)

10.12	*	Final Allocation Agreement between Nicor Gas and Commonwealth Edison Company dated as of January 3, 2008. (File No. 1-7296, Form 10-K for 2007, Nicor Gas Company, Exhibit 10.15.)

10.13		Agreement between Nicor Gas and Local 19 of the International Brotherhood of Electrical Workers 2009-2014.

Exhibit
Number	Description of Document

12.01	Computation of Consolidated Ratio of Earnings to Fixed Charges.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Powers of Attorney.

31.01	Rule 13a-14(a)/15d-14(a) Certification.

31.02	Rule 13a-14(a)/15d-14(a) Certification.

32.01	Section 1350 Certification.

32.02	Section 1350 Certification.

*
These exhibits have been previously filed with the SEC as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference.  The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.