Form 10-Q
period 2010-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2010-05-03
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,600 degree days.

FERC.  Federal Energy Regulatory Commission, the agency that regulates the interstate transportation of natural gas, oil and electricity.

Health Care Act.  Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

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

Rider.  A rate adjustment mechanism that is part of a utility’s tariff which authorizes it to provide specific services or assess specific charges.

SEC.  The United States Securities and Exchange Commission.

U.S.  United States of America.

ii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended
	March 31
	2010	2009

Operating revenues (includes revenue taxes of $73.9 and $74.7, respectively)	$1,068.8	$984.0

Operating expenses
Cost of gas	787.9	716.4
Operating and maintenance	63.2	90.0
Depreciation	46.0	44.4
Taxes, other than income taxes	77.9	78.8
Income tax expense	31.7	16.0
	1,006.7	945.6

Operating income	62.1	38.4

Other income (expense), net
Interest income	.2	.4
Other income	.3	.3
Other expense	(.7)	(.7)
Income tax benefit on other income	.1	-
	(.1)	-

Interest expense
Interest on debt, net of amounts capitalized	9.0	8.4
Other	.1	.2
	9.1	8.6

Net income	$52.9	$29.8

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Three months ended
	March 31
	2010	2009

Operating activities
Net income	$52.9	$29.8
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	46.0	44.4
Deferred income tax expense	.2	8.2
Changes in assets and liabilities:
Receivables, less allowances	(52.7)	74.8
Gas in storage	102.9	173.5
Deferred/accrued gas costs	36.6	(.5)
Derivative instruments	71.3	70.2
Margin accounts - derivative instruments	(50.8)	(72.8)
Other assets	9.0	12.5
Accounts payable	(114.6)	(131.6)
Customer credit balances and deposits	(57.8)	(58.8)
Temporary LIFO inventory liquidation	229.9	197.1
Other liabilities	38.4	(.1)
Other items	2.1	(2.4)
Net cash flow provided from operating activities	313.4	344.3

Investing activities
Additions to property, plant & equipment	(33.6)	(41.2)
Other investing activities	.8	.8
Net cash flow used for investing activities	(32.8)	(40.4)

Financing activities
Repayments of long-term debt	-	(50.0)
Net repayments of commercial paper	(266.0)	(238.9)
Dividends paid	(15.0)	(16.0)
Net cash flow used for financing activities	(281.0)	(304.9)

Net decrease in cash and cash equivalents	(.4)	(1.0)

Cash and cash equivalents, beginning of period	.6	2.3

Cash and cash equivalents, end of period	$.2	$1.3

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	March 31	December 31	March 31
	2010	2009	2009
Assets
Gas distribution plant, at cost	$4,614.9	$4,598.2	$4,488.6
Less accumulated depreciation	1,824.6	1,803.4	1,758.7
Gas distribution plant, net	2,790.3	2,794.8	2,729.9

Current assets
Cash and cash equivalents	.2	.6	1.3
Receivables, less allowances of $49.6, $30.8 and $50.0, respectively	456.7	398.9	505.6
Receivables - affiliates	7.0	12.1	8.8
Gas in storage	1.8	104.7	.2
Derivative instruments	1.0	4.7	3.1
Margin accounts - derivative instruments	80.1	43.6	175.4
Other	102.9	144.4	113.5
Total current assets	649.7	709.0	807.9

Regulatory postretirement asset	191.5	195.4	227.5
Other assets	166.4	130.5	205.4

Total assets	$3,797.9	$3,829.7	$3,970.7

Capitalization and Liabilities
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$423.3	$498.2	$448.1
Mandatorily redeemable preferred stock	2.1	2.1	2.6
Total long-term obligations	425.4	500.3	450.7
Non-redeemable preferred stock	1.4	1.4	1.4
Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	496.7	486.7	484.6
Accumulated other comprehensive loss	(7.5)	(7.0)	(10.2)
Total common equity	673.5	664.0	658.7
Total capitalization	1,100.3	1,165.7	1,110.8

Current liabilities
Long-term obligations due within one year	75.5	.5	.5
Short-term debt	228.0	494.0	479.0
Accounts payable	149.8	264.4	180.3
Customer credit balances and deposits	83.9	141.7	128.5
Temporary LIFO inventory liquidation	229.9	-	197.1
Derivative instruments	107.3	55.6	171.9
Other	170.7	82.0	100.4
Total current liabilities	1,045.1	1,038.2	1,257.7

Deferred credits and other liabilities
Regulatory asset retirement liability	815.2	796.8	763.2
Deferred income taxes	340.0	328.2	309.9
Health care and other postretirement benefits	200.0	199.7	197.0
Asset retirement obligation	183.9	191.3	186.6
Other	113.4	109.8	145.5
Total deferred credits and other liabilities	1,652.5	1,625.8	1,602.2

Commitments and contingencies

Total capitalization and liabilities	$3,797.9	$3,829.7	$3,970.7

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2009 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

The company’s management evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

2.	ACCOUNTING POLICIES

Gas in storage.  Gas inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of March 31, 2010 is expected to be restored prior to year-end.

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

The company had regulatory assets and liabilities as follows (in millions):

	March 31	December 31	March 31
	2010	2009	2009
Regulatory assets – current
Regulatory postretirement asset	$20.6	$20.6	$23.3
Deferred gas costs	-	24.9	15.4
Deferred bad debt costs	28.3	-	-
Other	6.9	5.4	1.4
Regulatory assets – noncurrent
Regulatory postretirement asset	191.5	195.4	227.5
Deferred gas costs	20.6	4.4	39.1
Deferred environmental costs	19.9	18.1	15.0
Unamortized losses on reacquired debt	14.0	14.2	15.1
Other	13.3	8.9	13.3
	$315.1	$291.9	$350.1

Regulatory liabilities – current
Regulatory asset retirement liability	$14.5	$14.5	$15.0
Accrued gas costs	27.9	-	-
Other	8.2	2.7	-
Regulatory liabilities – noncurrent
Regulatory asset retirement liability	815.2	796.8	763.2
Regulatory income tax liability	21.2	39.1	45.5
Other	3.8	.8	.8
	$890.8	$853.9	$824.5

All items listed above are classified in Other on the Condensed Consolidated Balance Sheets, with the exception of the noncurrent portions of the Regulatory postretirement asset and the Regulatory asset retirement liability, which are stated separately.

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

Revenue recognition.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $100.1 million, $137.7 million and $86.9 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three months ended March 31, 2010 and 2009 were $72.8 million and $73.6 million, respectively.

Derivative instruments.  Cash flows from derivative instruments are recognized in the Condensed Consolidated Statements of Cash Flows, and gains and losses are recognized in the Condensed Consolidated Statements of Operations, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction is recognized in the Condensed Consolidated Statements of Operations, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to operating income.

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

On February 2, 2010, the ICC approved a bad debt rider that was filed in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

3.         SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.

In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $228 million, $494 million and $479 million of commercial paper borrowings outstanding at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

The company believes it is in compliance with all debt covenants.

4.	INCOME TAXES

The effective income tax rate for the three months ended March 31, 2010 increased to 37.4 percent from 35.0 percent for the prior-year period.  The higher effective income tax rate for the three months ended March 31, 2010 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income) and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.

In March 2010, the Health Care Act was signed into law resulting in comprehensive health care reform legislation.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.5 million annually for periods subsequent to the enactment date.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At March 31, 2010, the years that remain subject to examination include years beginning after 2006 for the IRS and years beginning after 2005 for the IDR.  The company had no liability for unrecognized tax benefits at March 31, 2010.  The decrease in the liability for unrecognized tax benefits from $3.2 million at December 31, 2009 is due primarily to settlement of an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures.  The company does not believe that it is reasonably possible that a significant change in the liability for unrecognized tax benefits could occur within 12 months.

The balance of unamortized investment tax credits at March 31, 2010, December 31, 2009 and March 31, 2009 was $24.7 million, $25.2 million and $25.4 million, respectively.

5.	FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2010
Assets
Commodity derivatives	$.1	$-	$1.2	$1.3

Liabilities
Commodity derivatives	$59.8	$71.6	$1.0	$132.4

December 31, 2009
Assets
Money market funds	$.4	$-	$-	$.4
Commodity derivatives	.5	2.6	2.4	5.5
	$.9	$2.6	$2.4	$5.9

Liabilities
Commodity derivatives	$37.3	$25.3	$2.7	$65.3

March 31, 2009
Assets
Money market funds	$.6	$-	$-	$.6
Commodity derivatives	.1	1.1	3.3	4.5
	$.7	$1.1	$3.3	$5.1

Liabilities
Commodity derivatives	$171.9	$39.6	$.7	$212.2

When available and appropriate, the company uses quoted market prices in active markets to determine fair value and classifies such items within Level 1.  For derivatives, Level 1 values include only those derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; the fair value of these over-the-counter items consider credit risk and are classified within Level 2.  In certain instances, the company may be required to determine a fair value using significant unobservable inputs such as indicative broker prices; the resulting valuation is classified as Level 3.

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances for the three months ended March 31 (in millions):

	2010	2009

Beginning of period	$(.3)	$1.7
Net realized/unrealized gains (losses) included in regulatory assets and liabilities	(1.3)	(.1)
Settlements	1.8	1.0
End of period	$.2	$2.6

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balances of margin accounts related to derivative instruments (in millions):

	March 31	December 31	March 31
	2010	2009	2009
Assets
Margin accounts – derivative instruments	$80.1	$43.6	$175.4
Other – noncurrent	25.6	11.3	37.1

In addition, the recorded amount of short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2010, December 31, 2009 and March 31, 2009 was $500 million, $500 million and $450 million, respectively.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $530 million at March 31, 2010, $543 million at December 31, 2009 and $453 million at March 31, 2009.

6.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 2 – Accounting Policies – Derivative instruments and Credit risk and concentrations.  All derivatives recognized on the Condensed Consolidated Balance Sheets are measured at fair value, as described in Note 5 – Fair Value Measurements.

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are shown in the table below (in millions):

	March 31	December 31	March 31
	2010	2009	2009
Derivatives designated as hedging instruments
Liabilities
Derivative instruments	$1.5	$.7	$3.5
Other – noncurrent	.2	-	.5
	$1.7	$.7	$4.0

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$1.0	$4.7	$3.1
Other – noncurrent	.3	.8	1.4
	$1.3	$5.5	$4.5

Liabilities
Derivative instruments	$105.8	$54.9	$168.4
Other – noncurrent	24.9	9.7	39.8
	$130.7	$64.6	$208.2

Volumes.  As of March 31, 2010, December 31, 2009 and March 31, 2009, Nicor Gas held outstanding derivative contracts of approximately 67 Bcf, 64 Bcf and 75 Bcf, respectively to hedge natural gas purchases for customer use, with hedges spanning approximately three years for each of the respective periods.  Commodity price-risk exposure arising from Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 1.5 Bcf, 0.9 Bcf and 1.8 Bcf as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The above volumes exclude contracts, such as variable-priced contracts, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Condensed Consolidated Statements of Operations– cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Condensed Consolidated Statements of Operations.  Cash flow hedges are used by Nicor Gas to hedge purchases of natural gas for company use.

Cash flow hedges affected accumulated other comprehensive income as shown in the following table (in millions):

	Three months ended March 31
	2010	2009

Pretax gain (loss) recognized in other comprehensive income (effective portion)	$(1.4)	$(3.9)

The pretax gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) is shown in the following table (in millions):

	Three months ended March 31
Location	2010	2009

Operating and maintenance	$(.3)	$(4.5)

As of March 31, 2010, December 31, 2009 and March 31, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use span approximately two years for each of the respective periods.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at March 31, 2010, December 31, 2009 and March 31, 2009 was $1.8 million ($1.1 million after taxes), $0.7 million ($0.4 million after taxes) and $4.4 million ($2.7 million after taxes), respectively.  At the respective reporting dates, substantially all of these amounts were expected to be reclassified to earnings within the next 12 months.

Condensed Consolidated Statements of Operations– derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax earnings effects of these items are summarized in the table below (in millions):

	Three months ended March 31
Location	2010	2009

Operating and maintenance	$(.8)	$(1.7)

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses of $90.3 million and $117.1 million were recognized in regulatory assets for the three months ended March 31, 2010 and 2009, respectively.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of March 31, 2010, December 31, 2009 and March 31, 2009 for agreements with such features, derivative contracts with liability fair values totaled approximately $42 million, $19 million and $37 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $42 million, $18 million and $37 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost included the following components (in millions):

	Pension benefits		Health care and other benefits
	2010	2009	2010	2009
Three months ended March 31
Service cost	$2.4	$2.2	$.6	$.6
Interest cost	4.0	4.1	3.0	3.0
Expected return on plan assets	(7.2)	(6.3)	-	-
Recognized net actuarial loss	3.0	3.8	1.0	1.1
Amortization of prior service cost	.1	.1	-	-
Net benefit cost	$2.3	$3.9	$4.6	$4.7

The decrease in postretirement benefit expense in 2010 compared to 2009 is due to the positive impact on the value of plan assets of the partial capital market recovery in 2009, which was somewhat offset by the negative impact of a decrease in the discount rate.

The company is evaluating the provisions of the Health Care Act and will evaluate future interpretations to determine the impact it may have on the company’s future results of operations, cash flows and financial condition.

8.         COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):
	Three months ended
	March 31
	2010	2009

Net income	$52.9	$29.8
Other comprehensive income (loss), after tax	(.5)	.5
Total comprehensive income	$52.4	$30.3

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

9.         RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the three months ended March 31, 2010 and 2009, Nicor Gas had net charges to affiliates of $4.0 million and $4.8 million, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at March 31, 2010, December 31, 2009 and March 31, 2009.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three months ended March 31, 2010 and 2009, Nicor Gas recorded no interest income.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.  Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three months ended March 31, 2010 and 2009, Nicor Gas recorded revenues of $16.7 million and $16.6 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.  As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes.  For the three months ended March 31, 2010 and 2009, Nicor Advanced Energy paid Nicor Gas $2.1 million and $2.0 million, respectively, for such items.  Additionally, Nicor Advanced Energy may pay or receive inventory imbalance adjustments.  For the three months ended March 31, 2009, Nicor Advanced Energy paid Nicor Gas $0.3 million for inventory imbalance adjustments.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest.  Such transactions are governed by terms of an ICC order.  For the three months ended March 31, 2010 and 2009, net commodity-based charges from Nicor Enerchange were $3.9 million and $2.9 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the three months ended March 31, 2010 and 2009, charges from Nicor Enerchange were $0.2 million.  Nicor Gas also charged Nicor Enerchange $0.3 million for the three months ended March 31, 2009 for certain storage services at the Chicago Hub.

Horizon Pipeline Company, L.L.C., a 50-percent-owned joint venture of Nicor, that operates an interstate regulated natural gas pipeline of approximately 70 miles stretching from Joliet, Illinois to near the Wisconsin/Illinois border, charged Nicor Gas $2.6 million for the three months ended March 31, 2010 and 2009, for natural gas transportation under rates that have been accepted by the FERC.

Nicor sold its ownership in EN Engineering L.L.C. on March 31, 2009.  Prior to the sale, EN Engineering charged Nicor Gas $1.7 million for engineering and corrosion services rendered for the three months ended March 31, 2009.  A majority of the work performed by EN Engineering is capital in nature, and is classified as property, plant and equipment on the Condensed Consolidated Balance Sheets.

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

On April 24, 2009, Nicor Gas filed a request for rehearing with the ICC concerning the capital structure contained in the ICC’s rate order contending the company’s return on rate base should be higher.  On May 13, 2009, the ICC agreed to conduct a rehearing. On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, increasing the rate of return on rate base to 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009.   Therefore, the total annual base revenue increase authorized in the rate case originally filed by the company in April 2008 is approximately $80 million.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a bad debt rider with the ICC under an Illinois state law which took effect in July 2009. On February 2, 2010, the ICC issued an order approving the company’s proposed bad debt rider.  This rider provides for recovery from customers of the amount over the benchmark for bad debt expense established in the company’s rate cases.  It also provides for refunds to customers if bad debt expense is below such benchmarks.

As a result of the February 2010 order, Nicor Gas recorded in the first quarter of 2010 a net recovery related to 2008 and 2009 of $31.7 million; substantially all of this amount is expected to be collected in 2010.  The benchmark, against which 2010 actual bad debt expense will be compared, is approximately $63 million.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications to the operating agreement to restrict or prohibit certain services Nicor Gas and its affiliates currently are permitted to provide to one another.  Nicor Gas does not believe these proposed modifications are appropriate and intends to oppose them.  If certain of the proposed modifications to the operating agreement are required by the ICC, they could adversely impact the company’s results of operations, cash flows and financial condition.

11.         GUARANTEES AND INDEMNITIES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to ongoing coal tar cleanup, as discussed in Note 12 – Contingencies – Manufactured Gas Plant Sites.  Nicor Gas believes that the likelihood of payment under its other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2010.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of March 31, 2010, Nicor Gas had remaining an estimated liability of $2.0 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of March 31, 2010, the company had recorded a liability in connection with these matters of $28.2 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor Gas 2009 Annual Report on Form 10-K.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

Operating income and net income are presented below for the three months ended March 31 (in millions):

	2010	2009

Operating income	$62.1	$38.4

Net income	$52.9	$29.8

Net income increased $23.1 million for the three months ended March 31, 2010 compared to the prior year due primarily to lower operating and maintenance expense ($26.8 million pretax decrease of which $31.7 million pretax relates to 2008’s and 2009’s net under-recovery of bad debt expense) and higher margin ($14 million pretax increase), partially offset by a higher effective income tax rate in 2010 and higher depreciation expense ($1.6 million pretax increase).

Rate proceeding.  On March 25, 2009, the ICC issued an order approving an increase in base revenues of approximately $69 million, a rate of return on rate base of 7.58 percent and a rate of return on equity of 10.17 percent.  The order also approved an energy efficiency rider.  Nicor Gas placed the rates approved in the March 25, 2009 order into effect on April 3, 2009.

On April 24, 2009, Nicor Gas filed a request for rehearing with the ICC concerning the capital structure contained in the ICC’s rate order contending the company’s return on rate base should be higher.  On May 13, 2009, the ICC agreed to conduct a rehearing.  On October 7, 2009, the ICC issued its decision on rehearing in which it increased the annual base revenues approved for Nicor Gas in the March 25, 2009 order by approximately $11 million, increasing the rate of return on rate base to 8.09 percent.  Nicor Gas placed the rates approved in the rehearing decision into effect on a prospective basis on October 15, 2009.  Therefore, the total annual base revenue increase authorized in the rate case originally filed by the company in April 2008 is approximately $80 million.

Bad debt rider.  In September 2009, Nicor Gas filed for approval of a bad debt rider with the ICC under an Illinois state law which took effect in July 2009.  On February 2, 2010, the ICC issued an order approving the company’s proposed bad debt rider.  This rider provides for recovery from customers of the amount over the benchmark for bad debt expense established in the company’s rate cases.  It also provides for refunds to customers if bad debt expense is below such benchmarks.

As a result of the February 2010 order, Nicor Gas recorded in the first quarter of 2010 a net recovery related to 2008 and 2009 of $31.7 million; substantially all of this amount is expected to be collected in 2010.  The benchmark, against which 2010 actual bad debt expense will be compared, is approximately $63 million.

Health Care Reform Legislation.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.5 million annually for periods subsequent to the enactment date.

The company is evaluating the other provisions of the Health Care Act and will evaluate future interpretations to determine the impact it may have on the company’s future results of operations, cash flows and financial condition.

Capital market environment.  The volatility in the capital markets over the past two years has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company continues to review its investments, exposure to credit risk and sources of liquidity and does not currently expect any future material adverse impacts relating to this past volatility.

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Operating revenues increased $84.8 million for the three months ended March 31, 2010 compared to the prior year due primarily to higher natural gas costs (approximately $115 million increase) and the impact of the increase in base rates (approximately $14 million increase), partially offset by warmer weather (approximately $50 million decrease).

Margin.  Nicor Gas utilizes a measure it refers to as “margin” to evaluate the operating income impact of revenues.  Revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee.  These items often cause significant fluctuations in revenues, with equal and offsetting fluctuations in cost of gas and revenue tax expense, with no direct impact on margin.  The 2009 rate orders included a franchise gas cost recovery rider and a rider to recover the costs associated with energy efficiency programs.  Additionally, in February 2010 the ICC approved the company’s bad debt rider.  As a result, changes in revenue included in gas distribution margin attributable to these items are expected to generally be offset by changes within operating and maintenance expense.

A reconciliation of revenues and margin follows (in millions):

	Three months ended
	March 31
	2010	2009

Revenues	$1,068.8	$984.0
Cost of gas	(787.9)	(716.4)
Revenue tax expense	(72.9)	(73.6)
Margin	$208.0	$194.0

Margin increased $14.0 million for the three months ended March 31, 2010 compared to the prior year due to the impact of the increase in base rates (approximately $14 million increase) and higher revenue from cost recovery riders ($5.6 million attributable to the energy efficiency program and $3.4 million attributable to the bad debt rider), partially offset by the impact of warmer weather (approximately $5 million decrease) and lower interest on customer balances (approximately $2 million decrease).

Operating and maintenance expense.   Operating and maintenance expense decreased $26.8 million for the three months ended March 31, 2010 compared to the prior year due primarily to lower bad debt expense ($22.7 million decrease) and lower company use and storage-related gas costs ($6.5 million decrease), partially offset by costs associated with the energy efficiency program ($5.6 million).  Bad debt expense for three months ended March 31, 2010 was $1.4 million compared to $24.1 million in the prior year.  Bad debt expense in 2010 includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009; $29.7 million, based on revenue recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $3.4 million of expense which is equal to the revenue billed under the bad debt rider.

Income tax expense.  The effective income tax rate for the three months ended March 31, 2010 increased to 37.4 percent from 35.0 percent for the prior-year period.  The higher effective income tax rate for the three months ended March 31, 2010 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income) and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.

Interest income.  Interest income decreased $0.2 million for the three months ended March 31, 2010 compared to the prior year due to interest on income tax matters ($0.2 million decrease).

Interest expense.  Interest expense increased $0.5 million for the three months ended March 31, 2010 compared to the prior year due primarily to higher bank commitment fees ($0.4 million increase).

Nicor Gas Company
Gas Distribution Statistics
	Three months ended
	March 31
	2010	2009
Operating revenues (millions)
Sales
Residential	$715.9	$648.1
Commercial	185.3	167.8
Industrial	21.9	19.5
	923.1	835.4
Transportation
Residential	14.3	14.3
Commercial	24.6	27.3
Industrial	10.5	10.2
Other	1.4	3.6
	50.8	55.4
Other revenues
Revenue taxes	73.9	74.7
Environmental cost recovery	6.9	5.7
Chicago Hub	1.5	2.0
Other	12.6	10.8
	94.9	93.2
	$1,068.8	$984.0
Deliveries (Bcf)
Sales
Residential	90.7	96.3
Commercial	24.0	24.8
Industrial	3.0	3.0
	117.7	124.1
Transportation
Residential	11.2	12.2
Commercial	36.4	38.6
Industrial	29.8	30.3
	77.4	81.1
	195.1	205.2
Customers at end of period (thousands)
Sales
Residential	1,775	1,769
Commercial	132	132
Industrial	8	8
	1,915	1,909
Transportation
Residential	213	219
Commercial	49	52
Industrial	5	5
	267	276
	2,182	2,185

Other statistics
Degree days	3,026	3,185
Colder than normal (1)	4%	10%
Average gas cost per Mcf sold	$6.57	$5.64

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days.

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

Operating cash flows.  Net cash flow provided from operating activities decreased $30.9 million for the three months ended March 31, 2010 compared to the prior year.  The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.

Nicor Gas maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $7.6 million for the three months ended March 31, 2010 compared to the prior year.

Financing activities.  The current credit ratings for Nicor Gas have not changed since the filing of the 2009 Annual Report on Form 10-K.

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.

The company believes it is in compliance with all debt covenants.  Nicor Gas’ long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term debt.  In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $228 million, $494 million and $479 million of commercial paper borrowings outstanding at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future.

OTHER MATTERS

Recent Illinois Legislation.  In July 2009, a new Illinois state law took effect that requires utility companies to participate in bill payment assistance programs for low-income customers.  Funding for the programs is expected to be provided largely through federal and state government contributions, as well as through an increase in monthly utility-customer charges.  The bill payment assistance program for low-income customers was implemented on a pilot basis beginning in 2009.  The legislation also requires utilities to develop and implement energy efficiency measures to obtain prescribed reductions in customer deliveries.  Funding for the energy efficiency program, excluding the adverse impact on Nicor Gas of lower deliveries and resulting reduced margin, will be through a rate adjustment mechanism.  Energy efficiency plans are required to be submitted for approval to the ICC no later than October 1, 2010.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications to the operating agreement to restrict or prohibit certain services Nicor Gas and its affiliates currently are permitted to provide to one another.  Nicor Gas does not believe these proposed modifications are appropriate and intends to oppose them.  If certain of the proposed modifications to the operating agreement are required by the ICC, they could adversely impact the company’s results of operations, cash flows and financial condition.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2010.

Mercury.  Information about mercury contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 12 – Contingencies – Mercury.

Manufactured gas plant sites.  The company is conducting environmental investigations and remedial activities at former manufactured gas plant sites.  Additional information about these sites is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 12 – Contingencies – Manufactured Gas Plant Sites.

Municipal tax matters.  Information about municipal tax contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 12 – Contingencies – Municipal Tax Matters.

Other. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 12 – Contingencies – Other.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2009 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

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

There has been no material change in the company's exposure to market risk since the filing of the 2009 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 10 – Regulatory Proceedings and Note 12 – Contingencies, which are incorporated herein by reference.

Item 6.   Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006. (File No. 1-7296, Form 10-Q for June 30, 2006, Nicor Gas Company, Exhibit 3.01.)

3.02	*	Nicor Gas Company Amended and Restated By-laws effective as of December 1, 2007. (File No. 1-7296, Form 8-K for November 29, 2007, Nicor Gas Company, Exhibit 3.1.)

10.01		3 Year Credit Agreement Dated as of April 23, 2010.

10.02		364-Day Credit Agreement Dated as of April 23, 2010.

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

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

Nicor Gas Company

May 3, 2010	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)