Form 10-Q
period 2010-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2010-08-03
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Financial Reform Legislation.  Dodd-Frank Wall Street Reform and Consumer Protection Act.

Health Care Act.  Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

ICC.  Illinois Commerce Commission, the agency that establishes the rules and regulations governing utility rates and services in Illinois.

IDR.  Illinois Department of Revenue.

Illinois Legislation.  Illinois Senate Bill 1918.

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

SEC.  The United States Securities and Exchange Commission.

ii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)
	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Operating revenues (includes revenue taxes of $23.9, $26.6, $97.8 and $101.3, respectively)	$299.5	$326.3	$1,368.3	$1,310.3

Operating expenses
Cost of gas	118.9	156.6	906.8	873.0
Operating and maintenance	78.9	68.9	142.1	158.9
Depreciation	45.9	44.6	91.9	89.0
Taxes, other than income taxes	28.2	30.9	106.1	109.7
Income tax expense	6.8	6.0	38.5	22.0
	278.7	307.0	1,285.4	1,252.6

Operating income	20.8	19.3	82.9	57.7

Other income (expense), net
Interest income	.5	.4	.7	.8
Other income	.3	.3	.6	.6
Other expense	(.2)	(.2)	(.9)	(.9)
Income tax expense on other income	(.3)	(.2)	(.2)	(.2)
	.3	.3	.2	.3

Interest expense
Interest on debt, net of amounts capitalized	9.0	8.1	18.0	16.5
Other	.1	.3	.2	.5
	9.1	8.4	18.2	17.0

Net income	$12.0	$11.2	$64.9	$41.0

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)
	Six months ended
	June 30
	2010	2009

Operating activities
Net income	$64.9	$41.0
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	91.9	89.0
Deferred income tax expense (benefit)	(5.5)	15.5
Changes in assets and liabilities:
Receivables, less allowances	215.4	354.3
Gas in storage	93.2	167.6
Deferred/accrued gas costs	37.0	56.9
Derivative instruments	9.6	(6.8)
Margin accounts - derivative instruments	(11.2)	12.6
Other assets	23.2	14.7
Accounts payable	(51.5)	(128.1)
Customer credit balances and deposits	(40.2)	(44.2)
Temporary LIFO inventory liquidation	87.7	82.9
Other liabilities	10.0	(23.5)
Other items	(1.8)	(3.9)
Net cash flow provided from operating activities	522.7	628.0

Investing activities
Additions to property, plant & equipment	(76.1)	(96.4)
Other investing activities	1.6	2.4
Net cash flow used for investing activities	(74.5)	(94.0)

Financing activities
Disbursements to retire long-term obligations	-	(50.5)
Net repayments of commercial paper	(387.0)	(440.9)
Debt issuance costs	(3.6)	(1.9)
Dividends paid	(58.0)	(41.6)
Other financing activities	-	(.1)
Net cash flow used for financing activities	(448.6)	(535.0)

Net decrease in cash and cash equivalents	(.4)	(1.0)

Cash and cash equivalents, beginning of period	.6	2.3

Cash and cash equivalents, end of period	$.2	$1.3

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	June 30	December 31	June 30
	2010	2009	2009
Assets
Gas distribution plant, at cost	$4,646.1	$4,598.2	$4,536.8
Less accumulated depreciation	1,843.4	1,803.4	1,777.2
Gas distribution plant, net	2,802.7	2,794.8	2,759.6

Current assets
Cash and cash equivalents	.2	.6	1.3
Receivables, less allowances of $48.0, $30.8 and $49.6, respectively	189.0	398.9	228.0
Receivables - affiliates	6.6	12.1	6.9
Gas in storage	11.5	104.7	6.1
Derivative instruments	4.0	4.7	4.9
Margin accounts - derivative instruments	52.6	43.6	112.4
Other	93.9	144.4	96.4
Total current assets	357.8	709.0	456.0

Regulatory postretirement asset	187.6	195.4	222.7
Other assets	145.4	130.5	156.2

Total assets	$3,493.5	$3,829.7	$3,594.5

Capitalization and Liabilities
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$423.3	$498.2	$498.1
Mandatorily redeemable preferred stock	1.8	2.1	2.1
Total long-term obligations	425.1	500.3	500.2
Non-redeemable preferred stock	1.4	1.4	1.4
Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	484.7	486.7	482.7
Accumulated other comprehensive loss	(7.1)	(7.0)	(9.3)
Total common equity	661.9	664.0	657.7
Total capitalization	1,088.4	1,165.7	1,159.3

Current liabilities
Long-term obligations due within one year	75.3	.5	.5
Short-term debt	107.0	494.0	227.0
Accounts payable	212.9	264.4	183.8
Customer credit balances and deposits	101.5	141.7	143.1
Temporary LIFO inventory liquidation	87.7	-	82.9
Derivative instruments	62.4	55.6	120.9
Other	108.6	82.0	83.2
Total current liabilities	755.4	1,038.2	841.4

Deferred credits and other liabilities
Regulatory asset retirement liability	825.7	796.8	774.7
Deferred income taxes	336.8	328.2	314.2
Health care and other postretirement benefits	201.0	199.7	197.5
Asset retirement obligation	186.2	191.3	188.7
Other	100.0	109.8	118.7
Total deferred credits and other liabilities	1,649.7	1,625.8	1,593.8

Commitments and contingencies

Total capitalization and liabilities	$3,493.5	$3,829.7	$3,594.5

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

Gas in storage.  Gas inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of June 30, 2010 is expected to be restored prior to year-end.

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

The company had regulatory assets and liabilities as follows (in millions):

	June 30	December 31	June
	2010	2009	2009
Regulatory assets – current
Regulatory postretirement asset	$20.6	$20.6	$23.3
Deferred gas costs	-	24.9	-
Deferred bad debt costs	18.7	-	-
Other	7.2	5.4	2.3
Regulatory assets – noncurrent
Regulatory postretirement asset	187.6	195.4	222.7
Deferred gas costs	7.8	4.4	15.2
Deferred environmental costs	23.1	18.1	11.8
Unamortized losses on reacquired debt	13.7	14.2	14.8
Other	12.4	8.9	12.7
	$291.1	$291.9	$302.8

Regulatory liabilities – current
Regulatory asset retirement liability	$14.5	$14.5	$15.0
Accrued gas costs	15.5	-	18.1
Other	12.8	2.7	.4
Regulatory liabilities – noncurrent
Regulatory asset retirement liability	825.7	796.8	774.7
Regulatory income tax liability	20.2	39.1	44.7
Other	3.9	.8	.8
	$892.6	$853.9	$853.7

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

Revenue recognition.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $30.4 million, $137.7 million and $30.1 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and six months ended June 30, 2010 were $23.5 million and $96.4 million, respectively, and $26.3 million and $99.9 million, respectively, for the same periods in 2009.

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

Derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the purchase of natural gas for customers.  These derivative instruments are carried at fair value.  Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, and therefore have no direct impact on earnings.  Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities.

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

3.        SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.  As a result of this issuance, the company classified $50 million of short-term debt outstanding as of June 30, 2009 as a long-term obligation.

In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $107 million, $494 million and $277 million of commercial paper borrowings outstanding at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

The company believes it is in compliance with all debt covenants.

4.	INCOME TAXES

The effective income tax rate for the three months ended June 30, 2010 increased to 37.1 percent from 35.4 percent for the prior-year period.  The effective income tax rate for the six months ended June 30, 2010 increased to 37.4 percent from 35.1 percent for the prior-year period.  The higher effective income tax rate for the three and six months ended June 30, 2010 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income) and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.

In March 2010, the Health Care Act was signed into law resulting in comprehensive health care reform.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.5 million annually for periods subsequent to the enactment date.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At June 30, 2010, the years that remain subject to examination include years beginning after 2006 for the IRS and years beginning after 2005 for the IDR.  The company had no liability for unrecognized tax benefits at June 30, 2010.  The decrease in the liability for unrecognized tax benefits from $3.2 million at December 31, 2009 is due primarily to settlement of an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures.  The company does not believe that it is reasonably possible that a significant change in the liability for unrecognized tax benefits could occur within 12 months.

The balance of unamortized investment tax credits at June 30, 2010, December 31, 2009 and June 30, 2009 was $24.2 million, $25.2 million and $24.7 million, respectively.

5.	FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2010
Assets
Commodity derivatives	$.8	$.3	$3.7	$4.8

Liabilities
Commodity derivatives	$33.8	$39.0	$1.4	$74.2

December 31, 2009
Assets
Money market funds	$.4	$-	$-	$.4
Commodity derivatives	.5	2.6	2.4	5.5
	$.9	$2.6	$2.4	$5.9

Liabilities
Commodity derivatives	$37.3	$25.3	$2.7	$65.3

June 30, 2009
Assets
Money market funds	$1.1	$-	$-	$1.1
Commodity derivatives	1.2	2.7	3.4	7.3
	$2.3	$2.7	$3.4	$8.4

Liabilities
Commodity derivatives	$109.4	$26.8	$1.8	$138.0

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

The majority of commodity derivatives held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers, and therefore their fair values do not affect net income, as their settlement is passed directly through to customers without markup, subject to ICC review.  The change in fair value for these derivatives is accounted for through regulatory assets and liabilities.

Money market funds are included in cash equivalents, are categorized as trading and are carried at fair value.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset balances (in millions):

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

Beginning of period	$.2	$2.6	$(.3)	$1.7
Net realized/unrealized gains (losses) included in regulatory assets and liabilities	.5	(1.6)	(.8)	(1.7)
Settlements, net of purchases	1.6	.6	3.4	1.6
End of period	$2.3	$1.6	$2.3	$1.6

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments (in millions):

	June 30	December 31	June 30
	2010	2009	2009
Assets
Margin accounts – derivative instruments	$52.6	$43.6	$112.4
Other – noncurrent	13.5	11.3	14.8

In addition, the recorded amount of short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2010, December 31, 2009 and June 30, 2009 was $500 million, $500 million and $450 million, respectively.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $561 million at June 30, 2010, $543 million at December 31, 2009 and $485 million at June 30, 2009.

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

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are shown in the table below (in millions):

	June 30	December 31	June 30
	2010	2009	2009
Derivatives designated as hedging instruments
Liabilities
Derivative instruments	$1.1	$.7	$2.7
Other – noncurrent	.2	-	.3
	$1.3	$.7	$3.0

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$4.0	$4.7	$4.9
Other – noncurrent	.8	.8	2.4
	$4.8	$5.5	$7.3

Liabilities
Derivative instruments	$61.3	$54.9	$118.2
Other – noncurrent	11.6	9.7	16.8
	$72.9	$64.6	$135.0

Volumes.  As of June 30, 2010, December 31, 2009 and June 30, 2009, Nicor Gas held outstanding derivative contracts of approximately 53 Bcf, 64 Bcf and 71 Bcf, respectively to hedge natural gas purchases for customer use, with hedges spanning approximately three years for each of the respective periods.  Commodity price-risk exposure arising from Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 1.5 Bcf, 0.9 Bcf and 1.5 Bcf as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  The above volumes exclude contracts, such as variable-priced contracts, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Condensed Consolidated Statements of Operations– cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Condensed Consolidated Statements of Operations.  Cash flow hedges are used by Nicor Gas to hedge purchases of natural gas for company use.

Cash flow hedges affected accumulated other comprehensive income (effective portion) as shown in the following table (in millions):

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Pretax gain (loss) recognized in other comprehensive income	$.1	$.1	$(1.3)	$(3.8)

The pretax gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) is shown in the following table (in millions):

	Three months ended June 30		Six months ended June 30
Location	2010	2009	2010	2009
Operating and maintenance	$(.3)	$(1.2)	$(.6)	$(5.7)

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur, were immaterial for the three and six months ended June 30, 2010 and 2009.

As of June 30, 2010, December 31, 2009 and June 30, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use span approximately two years for each of the respective periods.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at June 30, 2010, December 31, 2009 and June 30, 2009 was $1.3 million ($0.8 million after taxes), $0.7 million ($0.4 million after taxes) and $3.2 million ($2.0 million after taxes), respectively.  At the respective reporting dates, substantially all of these amounts were expected to be reclassified to earnings within the next 12 months.

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

	Three months ended June 30		Six months ended June 30
Location	2010	2009	2010	2009
Operating and maintenance	$.1	$(.1)	$(.7)	$(1.8)

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net gains (losses) deferred for the three and six months ended June 30, 2010 were $16.2 million and ($74.1) million, respectively, and ($8.4) million and ($125.5) million, respectively, for the same periods in 2009.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of June 30, 2010, December 31, 2009 and June 30, 2009 for agreements with such features, derivative contracts with liability fair values totaled approximately $22 million, $19 million and $24 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $21 million, $18 million and $22 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost included the following components (in millions):

	Pension benefits		Health care and other benefits
	2010	2009	2010	2009
Three months ended June 30
Service cost	$2.5	$2.1	$.5	$.5
Interest cost	4.0	4.1	2.9	3.0
Expected return on plan assets	(7.3)	(6.3)	-	-
Recognized net actuarial loss	2.9	3.9	1.1	1.2
Amortization of prior service cost	.1	.1	.1	-
Net benefit cost	$2.2	$3.9	$4.6	$4.7

Six months ended June 30
Service cost	$4.9	$4.3	$1.1	$1.1
Interest cost	8.0	8.2	5.9	6.0
Expected return on plan assets	(14.5)	(12.6)	-	-
Recognized net actuarial loss	5.9	7.7	2.1	2.3
Amortization of prior service cost	.2	.2	.1	-
Net benefit cost	$4.5	$7.8	$9.2	$9.4

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

8.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Net income	$12.0	$11.2	$64.9	$41.0
Other comprehensive income (loss), after tax	0.4	.9	(0.1)	1.4
Total comprehensive income	$12.4	$12.1	$64.8	$42.4

Other comprehensive income (loss) consists primarily of net unrealized gains and losses from derivative financial instruments accounted for as cash flow hedges.

9.        RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  Nicor Gas had net charges to affiliates of $4.2 million and $8.2 million for the three and six months ended June 30, 2010, respectively, and $0.8 million and $5.6 million, respectively, for the same periods in 2009.

Key executives and managerial employees of Nicor Gas participate in Nicor’s stock-based compensation plans.  Nicor Gas recognized compensation expense of $1.2 million and $2.0 million for the three and six months ended June 30, 2010, respectively, in operating and maintenance expense related to these stock-based compensation plans and $1.0 million and $1.5 million, respectively, for the same periods in 2009.

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

Nicor Gas had no deposits in the Nicor cash management pool at June 30, 2010, December 31, 2009 and June 30, 2009.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three and six months ended June 30, 2010 and 2009, Nicor Gas recorded no interest income.

Nicor Solutions, L.L.C. (“Nicor Solutions”), a wholly owned business of Nicor, offers residential and small commercial customers energy-related products that provide for natural gas cost stability and management of their utility bill.  Under these products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three and six months ended June 30, 2010, Nicor Gas recorded revenues of $5.7 million and $22.4 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.  For the three and six months ended June 30, 2009, such revenues were $6.2 million and $22.8 million, respectively.

Prairie Point Energy, L.L.C. (doing business as “Nicor Advanced Energy”) is a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.  As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes.  For the three and six months ended June 30, 2010, Nicor Advanced Energy paid Nicor Gas $1.4 million and $3.5 million, respectively, and $1.3 million and $3.3 million, respectively, for the same periods in 2009 for such items.  Additionally, Nicor Advanced Energy may pay or receive inventory imbalance adjustments.  For the six months ended June 30, 2009, Nicor Advanced Energy paid Nicor Gas $0.3 million, for inventory imbalance adjustments.

Nicor Gas enters into routine transactions with Nicor Enerchange, L.L.C. (“Nicor Enerchange”), a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest.  Such transactions are governed by terms of an ICC order.  For the three and six months ended June 30, 2010, net commodity-based charges to (from) Nicor Enerchange were $0.2 million and ($3.7) million, respectively.  For the three and six months ended June 30, 2009, net commodity-based charges from Nicor Enerchange were $0.2 million and $3.1 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  In both 2010 and 2009, charges from Nicor Enerchange were $0.1 million and $0.3 million, respectively, for the three and six months ended June 30.  Nicor Gas also charged Nicor Enerchange $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2009 for certain storage services at the Chicago Hub.

Horizon Pipeline Company, L.L.C. (“Horizon”), a 50-percent-owned joint venture of Nicor, operates an interstate regulated natural gas pipeline of approximately 70 miles stretching from Joliet, Illinois to near the Wisconsin/Illinois border. In both 2010 and 2009, Horizon charged Nicor Gas $2.6 million and $5.2 million, respectively, for the three and six months ended June 30 for natural gas transportation under rates that have been accepted by the FERC.

Nicor sold its 50 percent ownership in EN Engineering L.L.C. (“EN Engineering”) on March 31, 2009.  Prior to the sale, EN Engineering charged Nicor Gas $1.7 million for engineering and corrosion services rendered for the three months ended March 31, 2009.  A majority of the work performed by EN Engineering is capital in nature, and is classified as property, plant and equipment on the Condensed Consolidated Balance Sheets.

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

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications on a prospective basis to the operating agreement to restrict or prohibit certain services Nicor Gas and its affiliates currently are permitted to provide to one another.  Nicor Gas does not believe these proposed modifications are appropriate and intends to oppose them.  If certain of the proposed modifications to the operating agreement are required by the ICC, they could adversely impact the company’s results of operations, cash flows and financial condition.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2010.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of June 30, 2010, Nicor Gas had remaining an estimated liability of $2.0 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of June 30, 2010, the company had recorded a liability in connection with these matters of $ 29.3 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

RESULTS OF OPERATIONS

Operating income and net income are presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Operating income	$20.8	$19.3	$82.9	$57.7

Net income	$12.0	$11.2	$64.9	$41.0

Net income increased $0.8 million for the three months ended June 30, 2010 compared to the prior year due to higher margin ($13.7 million pretax increase), partially offset by higher operating and maintenance expense ($10.0 million pretax increase), higher depreciation expense ($1.3 million pretax increase), higher interest expense ($0.7 million pretax increase) and a higher effective income tax rate.  Net income increased $23.9 million for the six months ended June 30, 2010 compared to the prior year due to higher margin ($27.7 million pretax increase) and lower operating and maintenance expense ($16.8 million pretax decrease), partially offset by higher depreciation expense ($2.9 million pretax increase), higher interest expense ($1.2 million pretax increase) and a higher effective income tax rate.

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

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Operating revenues decreased $26.8 million for the three months ended June 30, 2010 compared to the prior year due primarily to the impact of warmer weather (approximately $40 million decrease), partially offset by higher revenue from bad debt and energy efficiency riders ($9.7 million and $5.2 million, respectively).  Operating revenues increased $58.0 million for the six months ended June 30, 2010 compared to the prior year due primarily to higher natural gas costs (approximately $115 million increase), higher revenue from bad debt and energy efficiency riders ($13.1 million and $10.8 million, respectively) and the impact of the increase in base rates (approximately $16 million increase), partially offset by the impact of warmer weather (approximately $85 million decrease).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Revenues	$299.5	$326.3	$1,368.3	$1,310.3
Cost of gas	(118.9)	(156.6)	(906.8)	(873.0)
Revenue tax expense	(23.5)	(26.3)	(96.4)	(99.9)
Margin	$157.1	$143.4	$365.1	$337.4

Margin increased $13.7 million for the three months ended June 30, 2010 compared to the prior year due primarily to higher revenue from bad debt and energy efficiency riders ($9.7 million and $5.2 million, respectively) and the impact of the increase in base rates (approximately $2 million increase), partially offset by the impact of warmer weather (approximately $4 million decrease) and lower interest on customer balances ($1.7 million decrease).  Margin increased $27.7 million for the six months ended June 30, 2010 compared to the prior year due primarily to higher revenue from bad debt and energy efficiency riders ($13.1 million and $10.8 million, respectively) and the impact of the increase in base rates (approximately $16 million increase), partially offset by the impact of warmer weather (approximately $9 million decrease) and lower interest on customer balances ($4.2 million decrease).

Operating and maintenance expense.  Operating and maintenance expense increased $10.0 million for the three months ended June 30, 2010 compared to the prior year due primarily to higher bad debt expense ($6.9 million increase) and higher costs associated with the energy efficiency program ($5.2 million increase), partially offset by lower payroll and benefit-related costs ($1.5 million decrease, of which $1.1 million relates to lower pension expense, net of capitalization) and lower company use and storage-related gas costs ($0.9 million decrease).  Bad debt expense for the three months ended June 30, 2010 was $17.3 million compared to $10.4 million in the prior year.  Bad debt expense in 2010 includes $7.6 million, based on revenue recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $9.7 million of expense which is equal to the revenue recognized under the bad debt rider.

Operating and maintenance expense decreased $16.8 million for the six months ended June 30, 2010 compared to the prior year due primarily to lower bad debt expense ($15.8 million decrease), lower company use and storage-related gas costs ($7.4 million decrease) and lower payroll and benefit-related costs ($1.9 million decrease, of which $2.3 million relates to lower pension expense, net of capitalization), partially offset by higher costs associated with the energy efficiency program ($10.8 million increase).  Bad debt expense for the six months ended June 30, 2010 was $18.7 million compared to $34.5 million in the prior year.  Bad debt expense in 2010 includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009; $37.3 million, based on revenue recognized in the period, of the approximately $63 million annual expense assumed to be collected through base rates; and $13.1 million of expense which is equal to the revenue recognized under the bad debt rider.

Income tax expense.  The effective income tax rate for the three months ended June 30, 2010 increased to 37.1 percent from 35.4 percent for the prior-year period.  The effective income tax rate for the six months ended June 30, 2010 increased to 37.4 percent from 35.1 percent for the prior-year period.  The higher effective income tax rate for the three and six months ended June 30, 2010 is due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income) and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.

Interest expense.  Interest expense increased $0.7 million and $1.2 million for the three and six months ended June 30, 2010, respectively, compared to the prior year due primarily to higher average borrowing levels and higher bank commitment fees, partially offset by lower average interest rates.

Nicor Gas Company
Gas Distribution Statistics

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Operating revenues (millions)
Sales
Residential	$179.5	$195.5	$895.4	$843.6
Commercial	40.7	49.2	226.0	217.0
Industrial	4.2	5.5	26.1	25.0
	224.4	250.2	1,147.5	1,085.6
Transportation
Residential	10.0	10.1	24.3	24.4
Commercial	15.2	15.6	39.8	42.9
Industrial	9.1	9.1	19.6	19.3
Other	-	.4	1.4	4.0
	34.3	35.2	85.1	90.6
Other revenues
Revenue taxes	23.9	26.6	97.8	101.3
Environmental cost recovery	1.2	2.3	8.1	8.0
Chicago Hub	.6	1.8	2.1	3.8
Other	15.1	10.2	27.7	21.0
	40.8	40.9	135.7	134.1
	$299.5	$326.3	$1,368.3	$1,310.3
Deliveries (Bcf)
Sales
Residential	20.2	25.9	110.9	122.2
Commercial	5.4	7.1	29.4	31.9
Industrial	.6	.9	3.6	3.9
	26.2	33.9	143.9	158.0
Transportation
Residential	2.4	3.3	13.6	15.5
Commercial	11.1	12.7	47.5	51.3
Industrial	22.0	23.3	51.8	53.6
	35.5	39.3	112.9	120.4
	61.7	73.2	256.8	278.4
Customers at end of period (thousands)
Sales
Residential	1,777	1,760
Commercial	131	131
Industrial	8	7
	1,916	1,898
Transportation
Residential	208	221
Commercial	48	50
Industrial	5	5
	261	276
	2,177	2,174

Other statistics
Degree days	463	686	3,489	3,871
Colder (warmer) than normal (1)	(25)%	11%	(1)%	10%
Average gas cost per Mcf sold	$4.39	$4.42	$6.17	$5.38

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

Operating cash flows.  The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.  Net cash flow provided from operating activities decreased $105.3 million for the six months ended June 30, 2010 compared to the prior year.

Nicor Gas maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $19.5 million for the six months ended June 30, 2010 compared to the prior year.

Financing activities.  The current credit ratings for Nicor Gas have not changed since the filing of the 2009 Annual Report on Form 10-K.  Nicor Gas’ access to financing at competitive rates is, in part, dependent on its credit ratings.

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas, through a private placement, issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019.  As a result of this issuance, the company classified $50 million of short-term debt outstanding as of June 30, 2009 as a long-term obligation.

The company believes it is in compliance with all debt covenants.  Nicor Gas’s long-term debt agreements do not include default provisions that are triggered by rating downgrades or material adverse changes.

Short-term debt.  In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $107 million, $494 million and $277 million of commercial paper borrowings outstanding at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future.

OTHER MATTERS

Illinois Legislation.  In July 2009, a new Illinois state law took effect that requires utility companies to participate in bill payment assistance programs for low-income customers.  Funding for the programs is expected to be provided largely through federal and state government contributions, as well as through an increase in monthly utility-customer charges.  The bill payment assistance program for low-income customers was implemented on a pilot basis beginning in 2009.  The legislation also requires utilities to develop and implement energy efficiency measures to obtain prescribed reductions in customer deliveries.  Funding for the energy efficiency program, excluding the adverse impact on Nicor Gas of lower deliveries and resulting reduced margin, will be through a rate adjustment mechanism.  Energy efficiency plans are required to be submitted for approval to the ICC no later than October 1, 2010.  The company is evaluating the impact this legislation may have on the company’s future results of operations, cash flows and financial condition.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications on a prospective basis to the operating agreement to restrict or prohibit certain services Nicor Gas and its affiliates currently are permitted to provide to one another.  Nicor Gas does not believe these proposed modifications are appropriate and intends to oppose them.  If certain of the proposed modifications to the operating agreement are required by the ICC, they could adversely impact the company’s results of operations, cash flows and financial condition.

Financial Reform Legislation.  Financial Reform Legislation was enacted into law on July 21, 2010, and includes a provision that requires certain over the counter derivative transactions to be executed through an exchange or centrally cleared and also includes provisions under which the Commodity Futures Trading Commission may impose collateral requirements.  Final rules on major provisions in the legislation will be established through rulemakings.  While the company does not currently believe the legislation will have a material impact on its results of operations, cash flows and financial condition, the company will continue to evaluate the legislation and future rulemakings.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2010.

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

Nicor Gas Company

August 3, 2010	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)