Form 10-Q
period 2010-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2010-11-02
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Financial Reform Legislation.  Dodd-Frank Wall Street Reform and Consumer Protection Act.

Health Care Act.  Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

Horizon Pipeline.  Horizon Pipeline Company, L.L.C. (“Horizon”), a 50-percent-owned joint venture of Nicor, operates an interstate regulated natural gas pipeline of approximately 70 miles stretching from Joliet, Illinois to near the Wisconsin/Illinois border.

ICC.  Illinois Commerce Commission, the agency that establishes the rules and regulations governing utility rates and services in Illinois.

IDR.  Illinois Department of Revenue.

IRS.  Internal Revenue Service.

LIFO.  Last-in, first-out.

Mcf, MMcf, Bcf.  Thousand cubic feet, million cubic feet, billion cubic feet.

Nicor.  Nicor Inc., the parent company of Nicor Gas.

Nicor Advanced Energy.  Prairie Point Energy, L.L.C. (doing business as Nicor Advanced Energy), a wholly owned business of Nicor that provides natural gas and related services on an unregulated basis to residential and small commercial customers.

Nicor Enerchange.  Nicor Enerchange, L.L.C., a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, serves commercial and industrial customers in the Chicago market area, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchase of natural gas supplies.

Nicor Gas.  Northern Illinois Gas Company (doing business as Nicor Gas Company), or the registrant.

Nicor Services.  Nicor Energy Services Company, a wholly owned business of Nicor that provides customer move connection services for utilities and product warranty contracts, heating, ventilation and air conditioning repair, maintenance and installation services and equipment to retail markets, including residential and small commercial customers.

ii

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

SEC.  The United States Securities and Exchange Commission.

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Operations (Unaudited)
(millions)

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Operating revenues (includes revenue taxes of $14.0, $13.1, $111.8 and $114.5, respectively)	$233.5	$215.0	$1,601.8	$1,525.3

Operating expenses
Cost of gas	75.5	70.2	982.3	943.2
Operating and maintenance	74.1	63.1	216.2	222.0
Depreciation	45.9	44.4	137.8	133.4
Taxes, other than income taxes	18.3	17.6	124.4	127.3
Mercury-related	(1.3)	-	(1.3)	-
Income tax expense	4.3	4.0	42.8	26.0
	216.8	199.3	1,502.2	1,451.9

Operating income	16.7	15.7	99.6	73.4

Other income (expense), net
Interest income	.1	.3	.8	1.1
Other income	.3	.2	.9	.8
Other expense	(.2)	(.2)	(1.1)	(1.1)
Income tax expense on other income	(.1)	(.2)	(.3)	(.4)
	.1	.1	.3	.4

Interest expense
Interest on debt, net of amounts capitalized	9.1	8.8	27.1	25.3
Other	-	.1	.2	.6
	9.1	8.9	27.3	25.9

Net income	$7.7	$6.9	$72.6	$47.9

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Nine months ended
	September 30
	2010	2009

Operating activities
Net income	$72.6	$47.9
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	137.8	133.4
Deferred income tax expense	8.4	25.0
Changes in assets and liabilities:
Receivables, less allowances	256.0	413.0
Gas in storage	(80.5)	6.0
Deferred/accrued gas costs	6.9	90.4
Derivative instruments	12.4	(86.8)
Margin accounts - derivative instruments	(13.4)	83.5
Other assets	14.2	7.4
Accounts payable	(70.8)	(126.0)
Customer credit balances and deposits	(10.5)	(19.6)
Other liabilities	2.3	(14.7)
Other items	(8.1)	(6.5)
Net cash flow provided from operating activities	327.3	553.0

Investing activities
Additions to property, plant & equipment	(124.5)	(147.2)
Other investing activities	3.1	4.7
Net cash flow used for investing activities	(121.4)	(142.5)

Financing activities
Proceeds from issuing long-term debt	-	50.0
Disbursements to retire long-term obligations	-	(50.5)
Net repayments of commercial paper	(120.7)	(352.9)
Debt issuance costs	(3.7)	(2.5)
Dividends paid	(81.9)	(54.6)
Net cash flow used for financing activities	(206.3)	(410.5)

Net decrease in cash and cash equivalents	(.4)	-

Cash and cash equivalents, beginning of period	.6	2.3

Cash and cash equivalents, end of period	$.2	$2.3

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	September 30	December 31	September 30
	2010	2009	2009
Assets
Gas distribution plant, at cost	$4,680.3	$4,598.2	$4,575.1
Less accumulated depreciation	1,857.5	1,803.4	1,792.7
Gas distribution plant, net	2,822.8	2,794.8	2,782.4

Current assets
Cash and cash equivalents	.2	.6	2.3
Receivables, less allowances of $35.6, $30.8 and $39.8, respectively	148.1	398.9	169.0
Receivables - affiliates	6.9	12.1	7.2
Gas in storage	185.2	104.7	167.7
Derivative instruments	3.1	4.7	11.0
Margin accounts - derivative instruments	58.8	43.6	50.2
Other	127.0	144.4	132.9
Total current assets	529.3	709.0	540.3

Regulatory postretirement asset	183.6	195.4	218.0
Other assets	137.9	130.5	107.4

Total assets	$3,673.6	$3,829.7	$3,648.1

Capitalization and Liabilities
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$423.4	$498.2	$498.2
Mandatorily redeemable preferred stock	1.8	2.1	2.1
Total long-term obligations	425.2	500.3	500.3
Non-redeemable preferred stock	1.4	1.4	1.4
Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	468.4	486.7	474.7
Accumulated other comprehensive loss	(7.2)	(7.0)	(8.4)
Total common equity	645.5	664.0	650.6
Total capitalization	1,072.1	1,165.7	1,152.3

Current liabilities
Long-term obligations due within one year	75.3	.5	.5
Short-term debt	373.3	494.0	365.0
Accounts payable	193.6	264.4	185.9
Customer credit balances and deposits	131.2	141.7	167.7
Derivative instruments	68.6	55.6	59.3
Other	79.9	82.0	107.9
Total current liabilities	921.9	1,038.2	886.3

Deferred credits and other liabilities
Regulatory asset retirement liability	836.0	796.8	791.6
Deferred income taxes	353.6	328.2	319.8
Health care and other postretirement benefits	201.9	199.7	198.0
Asset retirement obligation	188.4	191.3	189.9
Other	99.7	109.8	110.2
Total deferred credits and other liabilities	1,679.6	1,625.8	1,609.5

Commitments and contingencies

Total capitalization and liabilities	$3,673.6	$3,829.7	$3,648.1

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

There was no inventory decrement as of September 30, 2010.  At September 30, 2009, Nicor Gas had an inventory decrement of approximately 1 Bcf which was not restored prior to year-end.  The liquidated inventory was charged to cost of gas at a LIFO cost of $8.22 per Mcf.  Applying LIFO cost in valuing the decrement, as opposed to the estimated annual replacement cost of $3.93 per Mcf, had the effect of increasing the cost of gas distributed by $3.1 million for the three and nine months ended September 30, 2009.  Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, this difference had no impact on net income.

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

The company had regulatory assets and liabilities as follows (in millions):

	September 30	December 31	September 30
	2010	2009	2009
Regulatory assets - current
Regulatory postretirement asset	$20.6	$20.6	$23.3
Deferred gas costs	18.1	24.9	-
Other	11.4	5.4	4.0
Regulatory assets - noncurrent
Regulatory postretirement asset	183.6	195.4	218.0
Deferred gas costs	4.3	4.4	3.2
Deferred environmental costs	24.8	18.1	17.1
Unamortized losses on reacquired debt	13.4	14.2	14.5
Other	11.4	8.9	10.5
	$287.6	$291.9	$290.6

Regulatory liabilities - current
Regulatory asset retirement liability	$14.5	$14.5	$13.8
Accrued gas costs	-	-	39.6
Other	11.5	2.7	1.5
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	836.0	796.8	791.6
Regulatory income tax liability	19.1	39.1	44.2
Other	10.2	.8	.8
	$891.3	$853.9	$891.5

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

Revenue recognition.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $28.6 million, $137.7 million and $27.4 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and nine months ended September 30, 2010 were $13.8 million and $110.2 million, respectively, and $12.9 million and $112.8 million, respectively, for the same periods in 2009.

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

Credit risk and concentrations.  Nicor Gas has a diversified customer base and the company believes that it maintains prudent credit policies which mitigate customer receivable, supplier performance and derivative counterparty credit risk.  The company is exposed to credit risk in the event a customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions, or a counterparty to a derivative instrument defaults on a settlement or otherwise fails to perform under contractual terms.  To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to seek guarantees or collateral back-up in the form of cash or letters of credit, to acquire credit insurance in certain instances, and to limit its exposure to any one counterparty.  Nicor Gas also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  Fair value measurements consider credit risk.  For assets and liabilities not carried at fair value, credit losses are accrued when probable and reasonably estimable.

On February 2, 2010, the ICC approved a bad debt rider that was filed in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between the actual bad debt expense Nicor Gas incurs on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

3.         SHORT-TERM AND LONG-TERM DEBT

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019 through a private placement.  In determining that these bonds qualified for exemption from registration under Section 4(2) of the Securities Act of 1933, Nicor Gas relied on the facts that the bonds were offered only to a limited number of large institutional investors and each institutional investor that purchased the bonds represented that it was purchasing the bonds for its own account and not with a view to distribute them.

In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $373.3 million, $494.0 million and $365.0 million of commercial paper borrowings outstanding at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

The company believes it is in compliance with all debt covenants.

4.         INCOME TAXES

The effective income tax rate for the three months ended September 30, 2010 decreased to 36.1 percent from 37.8 percent for the prior year.  Both periods reflect changes to forecasted annual pretax income identified in the respective quarters.  The year-to-date adjustment to income taxes recognized in the quarter resulting from these changes to forecasted annual pretax income has a larger impact in quarters with lower income.  The effective income tax rate for the nine months ended September 30, 2010 increased to 37.2 percent from 35.5 percent for the prior year.  The higher effective income tax rate for the nine months ended September 30, 2010 was due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income) and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.

In March 2010, the Health Care Act was signed into law resulting in comprehensive health care reform.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.6 million annually for periods subsequent to the enactment date.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At September 30, 2010, the years that remain subject to examination include years beginning after 2006 for the IRS and years beginning after 2005 for the IDR.  The company had no liability for unrecognized tax benefits at September 30, 2010.  The decrease in the liability for unrecognized tax benefits from $3.2 million at December 31, 2009 is due primarily to settlement of an item concerning the timing of inclusion in taxable income of recoveries for environmental clean-up expenditures.  The company does not believe that it is reasonably possible that a significant change in the liability for unrecognized tax benefits could occur within 12 months.

The balance of unamortized investment tax credits at September 30, 2010, December 31, 2009 and September 30, 2009 was $23.7 million, $25.2 million and $24.5 million, respectively.

5.         FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2010
Assets
Commodity derivatives	$-	$.4	$3.4	$3.8

Liabilities
Commodity derivatives	$38.8	$36.4	$.8	$76.0

December 31, 2009
Assets
Money market funds	$.4	$-	$-	$.4
Commodity derivatives	.5	2.6	2.4	5.5
	$.9	$2.6	$2.4	$5.9

Liabilities
Commodity derivatives	$37.3	$25.3	$2.7	$65.3

September 30, 2009
Assets
Money market funds	$2.0	$-	$-	$2.0
Commodity derivatives	3.0	8.3	2.8	14.1
	$5.0	$8.3	$2.8	$16.1

Liabilities
Commodity derivatives	$44.7	$19.3	$.8	$64.8

When available and appropriate, the company uses quoted market prices in active markets to determine fair value and classifies such items within Level 1.  For derivatives, Level 1 values include only those derivative instruments traded on the NYMEX.  The company enters into over-the-counter instruments with values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets; the fair values of these over-the-counter items consider credit risk and are classified within Level 2.  In certain instances, the company may be required to determine a fair value using significant unobservable inputs such as indicative broker prices; the resulting valuation is classified as Level 3.

The majority of commodity derivatives held by Nicor Gas are for the purpose of hedging natural gas purchases for its customers, and therefore their fair values do not affect net income, as their settlement is passed directly through to customers without markup, subject to ICC review.  The change in fair value for these derivatives is accounted for through regulatory assets and liabilities.

Money market funds are included in cash equivalents, are categorized as trading and are carried at fair value.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances (in millions):

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009

Beginning of period	$2.3	$1.6	$(.3)	$1.7
Net realized/unrealized gains (losses) included in regulatory assets and liabilities	(.9)	.2	(1.7)	(1.5)
Settlements, net of purchases	1.1	.7	4.5	2.3
Transfers out of Level 3.1		(.5)	.1	(.5)
End of period	$2.6	$2.0	$2.6	$2.0

Transfers out of Level 3 reflect the liquidity at the relevant natural gas trading locations and dates which affects the significance of unobservable inputs used in the valuation.  Transfers out of Level 3 were determined using end of period values.

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments (in millions):

	September 30	December 31	September 30
	2010	2009	2009
Assets
Margin accounts - derivative instruments	$58.8	$43.6	$50.2
Other - noncurrent	9.5	11.3	6.1

In addition, the recorded amount of short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at September 30, 2010, December 31, 2009 and September 30, 2009 was $500 million.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $575 million, $543 million and $546 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

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

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are classified as shown in the table below (in millions):

	September 30	December 31	September 30
	2010	2009	2009
Derivatives designated as hedging instruments
Assets
Derivative instruments	$-	$-	$.1

Liabilities
Derivative instruments	$1.3	$.7	$1.4
Other - noncurrent	.2	-	-
	$1.5	$.7	$1.4

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$3.1	$4.7	$10.9
Other – noncurrent	.7	.8	3.1
	$3.8	$5.5	$14.0

Liabilities
Derivative instruments	$67.3	$54.9	$57.9
Other – noncurrent	7.2	9.7	5.5
	$74.5	$64.6	$63.4

Volumes.  As of September 30, 2010, December 31, 2009 and September 30, 2009, Nicor Gas held outstanding derivative contracts of approximately 48 Bcf, 64 Bcf and 62 Bcf, respectively, to hedge natural gas purchases for customer use, with hedges spanning approximately three years for each of the respective periods.  Commodity price-risk exposure arising from Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 1.0 Bcf, 0.9 Bcf and 1.1 Bcf as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The above volumes exclude contracts, such as variable-priced contracts, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Condensed Consolidated Statements of Operations - cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Condensed Consolidated Statements of Operations.  Cash flow hedges are used by Nicor Gas to hedge purchases of natural gas for company use.

Cash flow hedges affected accumulated other comprehensive income (effective portion) as shown in the following table (in millions):

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Pretax gain (loss) recognized in other comprehensive income	$(.9)	$.1	$(2.2)	$(3.7)

The pretax gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) is shown in the following table (in millions):

	Three months ended September 30		Nine months ended September 30
Location	2010	2009	2010	2009
Operating and maintenance	$(.5)	$(1.2)	$(1.1)	$(6.9)

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur, were immaterial for the three and nine months ended September 30, 2010 and 2009.

As of September 30, 2010, December 31, 2009 and September 30, 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use span as long as two years.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at September 30, 2010, December 31, 2009 and September 30, 2009 was $1.8 million ($1.1 million after taxes), $0.7 million ($0.4 million after taxes) and $1.9 million ($1.1 million after taxes), respectively.  At the respective reporting dates, substantially all of these amounts were expected to be reclassified to earnings within the next 12 months.

Condensed Consolidated Statements of Operations - derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax earnings effects of these items are summarized in the table below (in millions):

	Three months ended September 30		Nine months ended September 30
Location	2010	2009	2010	2009
Operating and maintenance	$(.3)	$-	$(1.0)	$(1.8)

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses deferred for the three and nine months ended September 30, 2010 were $47.5 million and $121.6 million, respectively, and $8.1 million and $133.6 million, respectively, for the same periods in 2009.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of September 30, 2010, December 31, 2009 and September 30, 2009 for agreements with such features, derivative contracts with liability fair values totaled approximately $17 million, $19 million and $15 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $16 million, $18 million and $11 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost included the following components (in millions):

	Pension benefits		Health care and other benefits
	2010	2009	2010	2009
Three months ended September 30
Service cost	$2.4	$2.1	$.6	$.6
Interest cost	4.0	4.2	3.0	3.1
Expected return on plan assets	(7.2)	(6.3)	-	-
Recognized net actuarial loss	3.0	3.8	1.0	1.1
Amortization of prior service cost	.1	.1	-	(.1)
Net benefit cost	$2.3	$3.9	$4.6	$4.7

Nine months ended September 30
Service cost	$7.3	$6.4	$1.7	$1.7
Interest cost	12.0	12.4	8.9	9.1
Expected return on plan assets	(21.7)	(18.9)	-	-
Recognized net actuarial loss	8.9	11.5	3.1	3.4
Amortization of prior service cost	.3	.3	.1	(.1)
Net benefit cost	$6.8	$11.7	$13.8	$14.1

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

8.         COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Net income	$7.7	$6.9	$72.6	$47.9
Other comprehensive income (loss), after tax	(0.1)	.9	(0.2)	2.3
Total comprehensive income	$7.6	$7.8	$72.4	$50.2

Other comprehensive income (loss) consists primarily of net gains and losses from derivative financial instruments accounted for as cash flow hedges.

9.         RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  Nicor Gas had net charges to (from) affiliates of $(0.4) million and $7.8 million for the three and nine months ended September 30, 2010, respectively, and $(1.2) million and $4.4 million, respectively, for the same periods in 2009.

Key executives and managerial employees of Nicor Gas participate in Nicor’s stock-based compensation plans.  Nicor Gas recognized compensation expense of $1.6 million and $3.6 million for the three and nine months ended September 30, 2010, respectively, in operating and maintenance expense related to these stock-based compensation plans and $1.1 million and $2.6 million, respectively, for the same periods in 2009.

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

Nicor Gas had no deposits in the Nicor cash management pool at September 30, 2010, December 31, 2009 and September 30, 2009.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three and nine months ended September 30, 2010 and 2009, Nicor Gas recorded no interest income.

Under their utility-bill management products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three and nine months ended September 30, 2010, Nicor Gas recorded revenues of $3.2 million and $25.6 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.  For the three and nine months ended September 30, 2009, such revenues were $3.0 million and $25.8 million, respectively.

As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes.  For the three and nine months ended September 30, 2010, Nicor Advanced Energy paid Nicor Gas $1.2 million and $4.7 million, respectively, and $1.3 million and $4.6 million, respectively, for the same periods in 2009 for such items.  Additionally, Nicor Advanced Energy may pay or receive inventory imbalance adjustments.  For both the three and nine months ended September 30, 2010, Nicor Advanced Energy received $0.3 million from Nicor Gas. For the three and nine months ended September 30, 2009, Nicor Advanced Energy received $1.9 million and $1.5 million, respectively, for such items.

Nicor Gas enters into routine transactions with Nicor Enerchange that are governed by terms of an ICC order.  For the three and nine months ended September 30, 2010, net commodity-based charges to (from) Nicor Enerchange were $0.6 million and $(3.1) million, respectively.  For the three and nine months ended September 30, 2009, net commodity-based charges from Nicor Enerchange were $1.8 million and $4.9 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  In both 2010 and 2009, charges from Nicor Enerchange were $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30.  Nicor Gas also charged Nicor Enerchange $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2009 for certain storage services at the Chicago Hub.

In both 2010 and 2009, Horizon charged Nicor Gas $2.6 million and $7.8 million, respectively, for the three and nine months ended September 30 for natural gas transportation under rates that have been accepted by the FERC.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2010.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of September 30, 2010, Nicor Gas had remaining an estimated liability of $0.6 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits that were filed on August 29, 2000, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of September 30, 2010, the company had recorded a liability in connection with these matters of $28.9 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

RESULTS OF OPERATIONS

Operating income and net income are presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Operating income	$16.7	$15.7	$99.6	$73.4

Net income	$7.7	$6.9	$72.6	$47.9

Net income increased $0.8 million for the three months ended September 30, 2010 compared to the prior year due to higher margin ($12.3 million pretax increase) and a favorable mercury-related reserve adjustment ($1.3 million pretax), partially offset by higher operating and maintenance expense ($11.0 million pretax increase) and higher depreciation expense ($1.5 million pretax increase).  Net income increased $24.7 million for the nine months ended September 30, 2010 compared to the prior year due to higher margin ($40.0 million pretax increase), lower operating and maintenance expense ($5.8 million pretax decrease) and a favorable mercury-related reserve adjustment ($1.3 million pretax), partially offset by higher depreciation expense ($4.4 million pretax increase), higher interest expense ($1.4 million pretax increase) and a higher effective income tax rate.

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

Health Care Reform Legislation.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.6 million annually for periods subsequent to the enactment date.

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

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Operating revenues increased $18.5 million for the three months ended September 30, 2010 compared to the prior year due primarily to higher natural gas costs (approximately $15 million increase) and revenue from the bad debt rider ($9.7 million), partially offset by lower deliveries to sales customers (approximately $10 million decrease).  Operating revenues increased $76.5 million for the nine months ended September 30, 2010 compared to the prior year due to higher natural gas costs (approximately $130 million increase), revenue from the bad debt and energy efficiency riders ($22.8 million and $10.2 million, respectively) and the impact of the increase in base rates (approximately $19 million increase), partially offset by the impact of warmer weather (approximately $85 million decrease).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Revenues	$233.5	$215.0	$1,601.8	$1,525.3
Cost of gas	(75.5)	(70.2)	(982.3)	(943.2)
Revenue tax expense	(13.8)	(12.9)	(110.2)	(112.8)
Margin	$144.2	$131.9	$509.3	$469.3

Margin increased $12.3 million for the three months ended September 30, 2010 compared to the prior year due to revenue from the bad debt rider ($9.7 million) and the impact of the increase in base rates (approximately $3 million increase).  Margin increased $40.0 million for the nine months ended September 30, 2010 compared to the prior year due primarily to revenue from the bad debt and energy efficiency riders ($22.8 million and $10.2 million, respectively) and the impact of the increase in base rates (approximately $19 million increase), partially offset by the impact of warmer weather (approximately $9 million decrease) and lower interest on customer balances ($5.1 million decrease).

Operating and maintenance expense.  Operating and maintenance expense increased $11.0 million for the three months ended September 30, 2010 compared to the prior year due to higher bad debt expense ($13.7 million increase), partially offset by lower pension expense ($1.1 million decrease, net of capitalization).  Bad debt expense for the three months ended September 30, 2010 was $18.5 million compared to $4.8 million in the prior year.  Bad debt expense in 2010 includes $8.8 million, based on revenue recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $9.7 million of expense which is equal to the revenue recognized under the bad debt rider.

Operating and maintenance expense decreased $5.8 million for the nine months ended September 30, 2010 compared to the prior year reflecting lower company use and storage-related gas costs ($7.1 million decrease), lower pension expense ($3.4 million decrease, net of capitalization) and lower bad debt expense ($2.1 million decrease), partially offset by higher costs associated with the energy efficiency program ($10.2 million increase).  Bad debt expense for the nine months ended September 30, 2010 was $37.2 million compared to $39.3 million in the prior year.  Bad debt expense in 2010 includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009; $46.1 million, based on revenue recognized in the period, of the approximately $63 million annual expense assumed to be collected through base rates; and $22.8 million of expense which is equal to the revenue recognized under the bad debt rider.

Other operating expenses.  The three and nine months ended September 30, 2010 reflect a favorable $1.3 million reserve adjustment associated with the company’s mercury inspection and repair program.  Additional information about the company’s mercury inspection and repair program is presented in Item 1 – Notes to the Consolidated Financial Statements – Note 12 – Contingencies – Mercury.

Income tax expense.  The effective income tax rate for the three months ended September 30, 2010 decreased to 36.1 percent from 37.8 percent for the prior year.  Both periods reflect changes to forecasted annual pretax income identified in the respective quarters.  The year-to-date adjustment to income taxes recognized in the quarter resulting from these changes to forecasted annual pretax income has a larger impact in quarters with lower income.  The effective income tax rate for the nine months ended September 30, 2010 increased to 37.2 percent from 35.5 percent for the prior year.  The higher effective income tax rate for the nine months ended September 30, 2010 was due primarily to higher forecasted annual pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income) and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.

Interest expense.  Interest expense increased $1.4 million for the nine months ended September 30, 2010 compared to the prior year due to higher average borrowing levels and higher bank commitment fees.

Nicor Gas Company
Gas Distribution Statistics

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Operating revenues (millions)
Sales
Residential	$141.2	$126.1	$1,036.6	$969.8
Commercial	32.6	28.9	258.6	245.9
Industrial	3.3	2.8	29.4	27.8
	177.1	157.8	1,324.6	1,243.5
Transportation
Residential	9.5	9.7	33.8	34.1
Commercial	14.3	14.0	54.1	56.9
Industrial	11.2	10.7	30.8	30.0
Other	-	.1	1.4	4.0
	35.0	34.5	120.1	125.0
Other revenues
Revenue taxes	14.0	13.1	111.8	114.5
Environmental cost recovery	.9	1.3	9.0	9.2
Chicago Hub	.9	1.8	3.0	5.6
Other	5.6	6.5	33.3	27.5
	21.4	22.7	157.1	156.8
	$233.5	$215.0	$1,601.8	$1,525.3
Deliveries (Bcf)
Sales
Residential	11.6	12.7	122.5	134.9
Commercial	3.3	3.5	32.7	35.5
Industrial	.5	.5	4.1	4.4
	15.4	16.7	159.3	174.8
Transportation
Residential	1.4	1.6	15.0	17.1
Commercial	9.5	9.4	57.0	60.6
Industrial	25.7	23.0	77.5	76.6
	36.6	34.0	149.5	154.3
	52.0	50.7	308.8	329.1
Customers at end of period (thousands)
Sales
Residential	1,769	1,743
Commercial	129	128
Industrial	8	7
	1,906	1,878
Transportation
Residential	207	221
Commercial	47	51
Industrial	5	5
	259	277
	2,165	2,155

Other statistics
Degree days	58	66	3,547	3,937
Colder (warmer) than normal (1)	(5)%	8%	(1)%	10%
Average gas cost per Mcf sold	$4.70	$3.91	$6.03	$5.24

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

Operating cash flows.  The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term borrowings, backed by bank lines of credit, to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.

Net cash flow provided from operating activities decreased $225.7 million for the nine months ended September 30, 2010 compared to the prior year.  The significant factors contributing to changes in cash flow are primarily a result of lower natural gas prices at the beginning of the 2009/2010 heating season compared to the 2008/2009 heating season and include:
•	a decrease of $157 million from changes in receivables due to higher receivable balances at the end of 2008 versus 2009;
•	a decrease of $97 million from changes in margin accounts related to derivative instruments due to the decline in gas prices;
•	an increase of $55 million from accounts payable balances due to the higher gas cost related payables in 2008;

In addition, the Company had higher volumes of gas in storage at the end of September 2010 when compared to 2009.

Nicor Gas maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Investing activities.  Net cash flow used for investing activities decreased $21.1 million for the nine months ended September 30, 2010 compared to the prior year.

Financing activities.  The current credit ratings for Nicor Gas have not changed since the filing of the 2009 Annual Report on Form 10-K.  Nicor Gas’ access to financing at competitive rates is, in part, dependent on its credit ratings.

Long-term debt.  In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019 through a private placement.  In determining that these bonds qualified for exemption from registration under Section 4(2) of the Securities Act of 1933, Nicor Gas relied on the facts that the bonds were offered only to a limited number of large institutional investors and each institutional investor that purchased the bonds represented that it was purchasing the bonds for its own account and not with a view to distribute them.

The company believes it is in compliance with all debt covenants.  Nicor Gas’s long-term debt agreements do not include default provisions that are triggered by rating downgrades or material adverse changes.

Short-term debt.  In April 2010, Nicor Gas established a $400 million, 364-day revolver, expiring April 2011 to replace the $550 million, 364-day revolver, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolver, expiring April 2013 to replace the $600 million, five-year revolver, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $373.3 million, $494.0 million and $365.0 million of commercial paper borrowings outstanding at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future.

OTHER MATTERS

Application for Approval of Energy Efficiency Plan.  On September 29, 2010, Nicor Gas filed an application with the ICC seeking approval of an energy efficiency plan.  The filing was made pursuant to an Illinois law enacted in 2009 that requires local gas utilities to establish plans to achieve specified energy savings goals beginning in June 2011 and provides utilities with a rider to collect the costs of the plan from customers.  Under its proposed plan, the company would bill nearly $100 million to customers under the rider, over a three year period commencing June 1, 2011, to fund the costs of various energy savings programs identified in the company’s filing.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications on a prospective basis to the operating agreement.  Among the proposals are several by the ICC Staff and intervenors that would preclude Nicor Gas from continuing to provide certain services to support warranty products that are sold by Nicor Services.  Specifically, Nicor Services currently uses Nicor Gas personnel to assist in some sales solicitation for these warranty products and to provide repair services for some of these products.  Nicor Gas does not believe these proposed modifications are appropriate and is opposing them. This proceeding is not expected to have a material impact on Nicor Gas’ results of operations, cash flows and financial condition.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2010.

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

Other. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 12.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The company carried out an evaluation under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation”).  Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, that the company’s disclosure controls and procedures, were effective.

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

Nicor Gas Company

November 2, 2010	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)