Form 10-K
period 2010-12-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2011-02-24
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

i

Glossary

AGL Resources.  AGL Resources, Inc., the company with whom Nicor entered into an Agreement and Plan of Merger on December 6, 2010.

ALJs.  Administrative Law Judges.

ARO.  Asset retirement obligation.

Chicago Hub.  A venture of Nicor Gas, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2010 and 2009 and 5,830 degree days per year for 2008.

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

Nicor Enerchange.  Nicor Enerchange, L.L.C., a wholly owned business of Nicor that engages in wholesale marketing of natural gas supply services primarily in the Midwest, administers the Chicago Hub for Nicor Gas, serves commercial and industrial customers in the northern Illinois market area, and manages Nicor Solutions’ and Nicor Advanced Energy’s product risks, including the purchase of natural gas supplies.

Nicor Gas.  Northern Illinois Gas Company (doing business as Nicor Gas Company), or the registrant.

ii

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

PROPOSED MERGER WITH AGL RESOURCES

In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources.  In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled, and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustment in certain circumstances.

The completion of the proposed merger is subject to various customary conditions, including, among others (i) shareholder approval by both companies, (ii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the SEC’s clearance of a registration statement registering AGL Resources common stock and (iv) receipt of all required regulatory approvals from, among others, the ICC.

The Merger Agreement contains certain termination rights for both Nicor and AGL Resources, and further provides for the payment of fees and expenses upon termination under specified circumstances. The proposed merger is expected to be completed in the second half of 2011.  Except for specific references to the proposed merger, the disclosures contained in this report on Form 10-K relate solely to Nicor Gas.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  The ICC has eleven months to act upon the application.

For additional information relating to the proposed merger please see Nicor’s Form 8-K filed on December 7, 2010 and the joint proxy statement / prospectus contained in the registration statement on Form S-4 filed by AGL Resources on February 4, 2011.

GENERAL

Nicor Gas, a regulated natural gas distribution utility, serves 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  The company’s service territory is diverse, providing the company with a well-balanced mix of residential, commercial and industrial customers.  Residential customers typically account for approximately 50 percent of natural gas deliveries, while commercial and industrial customers each typically account for approximately 25 percent.  See Operating Statistics on page 19 for operating revenues, deliveries and number of customers by customer classification.  Nicor Gas had approximately 2,200 employees at year-end 2010.

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

Natural gas deliveries are temperature-sensitive and seasonal since about one-half of all deliveries are used for space heating.  Typically, about three-quarters of the deliveries and revenues occur from October through March.  Fluctuations in weather have the potential to significantly impact year-to-year comparisons of operating income and cash flow.  It is estimated that a 100 degree day variation from normal weather impacts Nicor Gas’ margin, net of income taxes, by approximately $1.3 million under the company’s current rate structure.

Nicor Gas’ large residential customer base provides for a relatively stable level of natural gas deliveries during weak economic conditions.  The company’s industrial and commercial customer base is well diversified, lessening the impact of industry-specific economic swings.  However, deliveries of natural gas can be negatively affected by conservation, high natural gas prices and the use of alternative energy sources.

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

•
The company’s ICC-approved tariffs provide that the cost of natural gas purchased for customers will be fully charged to customers without markup.  Therefore, the company does not profit from the sale of natural gas.  Rather, the company earns income from fixed monthly charges and from variable transportation charges for delivering natural gas to customers.  Annually, the ICC initiates a review of the company’s natural gas purchasing practices for prudence, and may disallow the pass-through of costs considered imprudent.  The annual prudence reviews for calendar years 1999-2010 are open for review.

•
The company has ICC-approved tariffs that provide for the pass-through of prudently incurred environmental costs related to the remediation of former manufactured gas plant sites.  Manufactured gas plants were used in the 1800’s and early to mid 1900’s to produce manufactured gas from coal, creating a coal tar byproduct.  Current environmental laws may require the cleanup of coal tar at certain of these sites.  As of December 31, 2010, the company had recorded a liability in connection with these matters of $28.7 million.  These costs are subject to annual ICC review.  For additional information on the company’s obligation for manufactured gas plants, see Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies – Manufactured Gas Plant Sites.

•
On February 2, 2010, the ICC approved a bad debt rider which provides for the recovery from (or refund to) customers of the difference between Nicor Gas’ actual bad debt experience on an annual basis and the benchmark bad debt expense included in its base rates for the respective year.  For additional information about the bad debt rider, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Notes to the Consolidated Financial Statements – Note 14 – Regulatory Proceedings.

•
As part of the rate order issued in 2009, the ICC approved an energy efficiency rider to fund the costs of energy savings programs.  Pursuant to an Illinois law enacted in 2009 that requires local gas distribution utilities to establish plans to achieve specified energy savings goals beginning in June 2011, Nicor Gas filed an application with the ICC seeking approval of a new energy efficiency plan on September 29, 2010.  The law provides utilities with a rider to collect the costs of the plan from customers.  Under its proposed plan, the company estimates that it would bill nearly $100 million to customers under the rider, over a three year period commencing June 1, 2011, to fund the costs of various energy savings programs identified in the company’s filing.  This new energy efficiency plan rider will replace the rider currently in effect.  The costs under these riders are subject to annual ICC review.

•
On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  For additional information regarding this proceeding, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
On January 18, 2011, AGL Resources, Nicor and Nicor Gas filed a joint application with the ICC seeking approval of the merger of AGL Resources and Nicor and other approvals relating to the merger.  For additional information regarding this proceeding, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The risks described below should be carefully considered in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in Nicor Gas’ other filings with the SEC, including its subsequent reports on Forms 10-Q and 8-K.  The risks and uncertainties described below are not the only risks Nicor Gas faces although they are the most significant risks.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A – Quantitative and Qualitative Disclosures About Market Risk, and Item 8 – Notes to the Consolidated Financial Statements for further discussion of these and other risks Nicor Gas faces.  Additionally, see the joint proxy / prospectus contained in the registration statement on Form S-4 filed by AGL Resources on February 4, 2011.

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

Nicor Gas is permitted by the ICC’s PGA regulation to adjust the charge to its sales customers on a monthly basis to recover the company’s prudently incurred actual costs to acquire the natural gas it delivers to them.  The company’s gas costs are subject to subsequent prudence reviews by the ICC for which the company makes annual filings.  The annual prudence reviews for calendar years 1999-2010 are open for review and any disallowance of costs in those proceedings could adversely affect Nicor Gas’ results of operations, cash flows and financial condition.

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

As a result of recent legislative and regulatory initiatives, the company has put into place programs to promote additional energy efficiency by its customers.  Funding for such programs is being recovered through a cost recovery rider.  However, the adverse impact of lower deliveries and resulting reduced margin could adversely affect the company's results of operations, cash flows and financial condition until such time as it files for and obtains ICC approval for new charges through a rate case proceeding.

Possible legislation or regulation intended to address concerns about climate change could adversely affect the company’s results of operations, cash flows and financial condition.

Future laws may mandate reductions in greenhouse gas emissions by the company and its customers in an effort to address concerns about the possible effect of those emissions on the climate.  If enacted, such laws could require the company to reduce emissions and to incur compliance costs that could adversely affect the company’s results of operations, cash flows and financial condition.

Natural gas commodity price changes may affect the company’s operating costs and competitive position, which could adversely affect its results of operations, cash flows and financial condition.

Nicor Gas is sensitive to changes in natural gas prices.  Natural gas prices historically have been volatile and may continue to be volatile in the future.  Prices for natural gas are subject to a variety of factors that are beyond the company’s control.  These factors include, but are not limited to, the level of consumer demand for, and the supply of, natural gas, processing, gathering and transportation availability, the level of imports of, and the price of foreign natural gas, legislatively mandated gas supply purchase obligations, the price and availability of alternative fuel sources, weather conditions, natural disasters and political conditions or hostilities in natural gas producing regions.

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

Nicor Gas uses derivative instruments, including futures, options, forwards and swaps, either traded on exchanges or executed over-the-counter with natural gas merchants as well as financial institutions, to hedge natural gas price risk.  Fluctuating natural gas prices cause earnings and financing costs of Nicor Gas to be impacted.  The use of derivative instruments that are not perfectly matched to the exposure could adversely affect the company’s results of operations, cash flows and financial condition.  Also, when Nicor Gas’ derivative instruments either do not qualify for hedge accounting treatment or for which hedge accounting is not elected, the company’s results of operations, cash flows and financial condition could be adversely affected.

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

Nicor Gas relies on access to both short- and long-term capital markets as a significant source of liquidity for capital and operating requirements not satisfied by the cash flows from its operations.  Management believes that Nicor Gas will maintain sufficient access to these financial markets based upon current credit ratings.  However, certain disruptions outside of Nicor Gas’ control or events of default under its debt agreements may increase its cost of borrowing or restrict its ability to access one or more financial markets.  Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or downgrades to Nicor Gas’ credit ratings.  Furthermore, Nicor Gas’ ability to incur indebtedness or issue debt securities is restricted by the covenants set forth in the Merger Agreement.  Restrictions on Nicor Gas’ ability to access financial markets may affect its ability to execute its business plan as scheduled and could adversely affect the company’s results of operations, cash flows and financial condition.

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

Various tax and fee increases may occur in locations in which the company operates.  For example, the Illinois corporate income tax rate was increased effective January 1, 2011.  The company cannot predict whether other legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by the legislatures or other governmental bodies.  New taxes or an increase in tax rates would increase tax expense and could adversely affect the company’s results of operations, cash flows and financial condition.

Risks Related to the Proposed Merger with AGL Resources

The merger may not be completed, which could adversely affect Nicor’s business operations and stock price.

To complete the merger, AGL Resources shareholders must approve the issuance of shares of AGL Resources common stock as contemplated by the Merger Agreement and the amendment to AGL Resources’ amended and restated articles of incorporation to increase the number of directors that may serve on AGL Resources’ board of directors, and Nicor shareholders must approve the Merger Agreement.  In addition, each of AGL Resources and Nicor must also make certain filings with and obtain certain other approvals and consents from various federal and state governmental and regulatory authorities.

AGL Resources and Nicor have not obtained all regulatory clearances, consents and approvals required to complete the merger.  Governmental or regulatory agencies could still seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger.  If these approvals are not received, or they are not received on terms that satisfy the conditions set forth in the Merger Agreement, then neither AGL Resources nor Nicor will be obligated to complete the merger.

In addition, the Merger Agreement contains other customary closing conditions, which may not be satisfied or waived.  If AGL Resources and Nicor are unable to complete the merger, Nicor Gas would be subject to a number of risks, including the following:

•	the company would not realize the anticipated benefits of the merger, including increased operating efficiencies;
•	the attention of Nicor Gas’ management may have been diverted to the merger rather than to its own operations and the pursuit of other opportunities that could have been beneficial to the company;
•	the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company; and
•
Nicor Gas will have been subject to certain restrictions on the conduct of its business, which may prevent it from making certain acquisitions or dispositions or pursuing certain business opportunities while the merger is pending.

Nicor is required to pay AGL Resources a termination fee and the reimbursement of merger-related out-of-pocket expenses if Nicor terminates the Merger Agreement under certain circumstances specified in the Merger Agreement.

The occurrence of any of these events individually or in combination could have a material adverse effect on the company’s results of operations.

Nicor is subject to contractual restrictions in the Merger Agreement that may hinder its operations pending the merger.

The Merger Agreement restricts Nicor, without AGL Resources’ consent, from making certain acquisitions and taking other specified actions until the merger occurs or the Merger Agreement terminates.  These restrictions may prevent Nicor from pursuing otherwise attractive business opportunities and making other changes to its business prior to completion of the merger or termination of the Merger Agreement.

The merger is subject to receipt of consent or approval from governmental entities that could delay or prevent the completion of the merger or that could cause abandonment of the merger.

To complete the merger, AGL Resources and Nicor need to obtain approvals or consents from, or make filings with, a number of United States federal and state public utility, antitrust and other regulatory authorities, including, among others, the Federal Trade Commission, the Department of Justice, the ICC and the California Public Utilities Commission.

While the company believes that AGL Resources and Nicor will receive the required statutory approvals and other clearances for the merger, there can be no assurance as to the timing of these approvals and clearances.  If such approvals and clearances are received, they may impose terms that do not satisfy the conditions set forth in the Merger Agreement, which could permit AGL Resources or Nicor to terminate the Merger Agreement. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions contained in such authorizations, approvals or consents could prevent the consummation of the merger.

Governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest.

Nicor will be subject to various uncertainties while the merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers, or customers.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on Nicor.  Although Nicor intends to take steps designed to reduce any adverse effects, these uncertainties may impair Nicor’s abilities to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Nicor to seek to change or terminate existing business relationships with Nicor or not enter into new relationships or transactions.

Employee retention and recruitment may be challenging prior to the completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.  If, despite Nicor’s retention and recruiting efforts, key employees depart or fail to continue employment with Nicor because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the company’s financial results could be adversely affected.

Pending shareholder suits could delay or prevent the closing of the merger or otherwise adversely impact the business and operations of Nicor.

Nicor, its board of directors, AGL Resources, one or both of AGL Resources’ acquisition subsidiaries and, in one instance, Nicor’s Executive Vice President and Chief Financial Officer, have been named as defendants in five putative class action lawsuits brought by purported Nicor shareholders challenging Nicor’s proposed merger with AGL Resources.  The shareholder actions variously allege, among other things, that the Nicor board of directors breached its fiduciary duties to Nicor and its shareholders by (i) approving the sale of Nicor to AGL Resources at an inadequate purchase price (and thus failing to maximize value to Nicor shareholders); (ii) conducting an inadequate sale process by agreeing to preclusive deal protection provisions in the Merger Agreement; and (iii) failing to disclose material information regarding the proposed merger to Nicor shareholders.  The complaints also allege that AGL Resources and Nicor aided and abetted these alleged breaches of fiduciary duty.  The shareholder actions seek, among other things, declaratory and injunctive relief, including orders enjoining the defendants from consummating the proposed merger and, in certain circumstances, damages.  No assurances can be given as to the outcome of these lawsuits, including the costs associated with defending these lawsuits or any other liabilities or costs the parties may incur in connection with the litigation or settlement of these lawsuits.  Furthermore, one of the conditions to closing the merger is that there are no injunctions issued by any court preventing the completion of the transactions.  No assurance can be given that these lawsuits will not result in such an injunction being issued which could prevent or delay the closing of the transactions contemplated by the Merger Agreement.

Nicor will incur significant transaction, merger-related and restructuring costs in connection with the merger.

Nicor expects to incur costs associated with combining its operations with those of AGL Resources, as well as transaction fees and other costs related to the merger.  These costs will be expensed as incurred.

AGL Resources’ inability to obtain the financing necessary to complete the transaction could delay or prevent the completion of the merger.

AGL Resources intends to finance the cash portion of the merger consideration with debt financing.  To this end, AGL Capital Corporation (a subsidiary of AGL Resources), entered into a bridge facility pursuant to which, subject to certain conditions and limitations, the lenders agree to provide loans to AGL Capital Corporation in an aggregate principal amount of $1.05 billion.  AGL Resources and/or AGL Capital Corporation may issue debt securities, preferred stock, common equity, or other securities, bank loans, or other debt financings in lieu of all or a portion of the drawing under the bridge facility.

Under the terms of the Merger Agreement, if all of the conditions to closing are satisfied and the proceeds of the financing or alternative financing necessary to complete the transaction are not available, the Merger Agreement may be terminated by either party, so long as such party is not in material breach of its representations, warranties or covenants in the Merger Agreement that was a proximate cause of the financing failure.  In such event, AGL Resources is required to pay Nicor a financing failure fee of $115 million.

The availability of funds under the bridge facility is subject to certain conditions including, among others, the absence of a material adverse effect on AGL Resources or Nicor, pro forma compliance with a consolidated total debt to total capitalization ratio of 70 percent, the ability of AGL Capital Corporation to achieve certain minimum credit ratings and the ability of AGL Capital Corporation to achieve a certain liquidity level at closing.  If AGL Resources is unable to timely obtain the financing because one of the conditions to the financing fails to be satisfied, the closing of the merger could be significantly delayed or may not occur at all.

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

Item 3.           Legal Proceedings

Illinois Attorney General Subpoena.  On February 8, 2010, the Office of the Attorney General for the State of Illinois (“IOAG”) issued a subpoena to Nicor Gas to provide documents in connection with an IOAG investigation pursuant to the Illinois Whistleblower Reward and Protection Act.  On November 30, 2010, the IOAG issued Nicor Gas an amended request for information.  According to the subpoena, the IOAG investigation relates to billing practices used with certain customer accounts involving government funds.  While the company believes its billing practices comply with ICC requirements, the company is unable to predict the outcome of this matter or reasonably estimate its potential exposure, if any, and has not recorded a liability associated with this matter.

Also see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters and Item 8 – Notes to the Consolidated Financial Statements – Note 1 – Proposed Merger with AGL Resources and Note 16 – Contingencies, which are incorporated herein by reference.

Item 4.           (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the outstanding common stock of Nicor Gas is owned by Nicor.  There is no public trading market for the company’s common stock.  During 2010 and 2009, the company declared dividends on its common stock totaling approximately $116 million and $69 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this financial review is to explain changes in operating results and financial condition from 2008 to 2010 and to discuss business trends that might affect Nicor Gas.  Certain terms used herein are defined in the glossary on pages ii and iii.  The discussion is organized into seven sections – Summary, Results of Operations, Financial Condition and Liquidity, Other Matters, Outlook, Contingencies and Critical Accounting Estimates.

SUMMARY

Nicor Gas, a wholly owned subsidiary of Nicor, is one of the nation’s largest natural gas distribution companies, and it is Nicor’s primary business.

Operating income and net income are presented below (in millions):

	2010	2009	2008

Operating income	$136.4	$111.3	$96.3

Net income	$100.9	$75.0	$59.6

Net income increased $25.9 million in 2010 compared to the prior year due to higher margin ($47.4 million pretax increase).

Net income increased $15.4 million in 2009 compared to the prior year due primarily to higher margin ($39.0 million pretax increase) and lower interest expense ($2.9 million pretax decrease), partially offset by higher depreciation expense ($6.5 million pretax increase), operating and maintenance expense ($5.9 million pretax increase) and lower interest income ($4.0 million pretax decrease).

Proposed merger with AGL Resources.  In December 2010, Nicor entered into a Merger Agreement with AGL Resources, which the company expects will be complete in the second half of 2011.  In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled, and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustment in certain circumstances.

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and approval by, among others, the ICC. The company anticipates that the necessary approvals will be obtained.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger. As stated above, approval by the ICC is a condition to completion of the merger.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  The ICC has eleven months to act upon the application.

The Merger Agreement contains certain termination rights for both Nicor and AGL Resources, and further provides for the payment of fees and expenses upon termination under specified circumstances.  For additional information relating to the proposed merger, please see Nicor’s Form 8-K filed on December 7, 2010.  Further information concerning the proposed merger was included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 that was filed with the SEC by AGL Resources on February 4, 2011.

No adjustments have been made to the financial statements as a result of the proposed merger.

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which will be refunded over a 12-month period beginning June 2011.

Health Care Reform Legislation.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.7 million annually for periods subsequent to the enactment date.

Additionally, the Health Care Act contains other provisions that may impact Nicor Gas’ obligation for retiree health care benefits.  The company does not currently believe these provisions will materially increase its postretirement benefit obligation, but will continue to evaluate the impact of future regulations and interpretations.

Capital market environment.  The volatility in the capital markets over the past three years has caused general concern over the valuations of investments, exposure to increased credit risk and pressures on liquidity.  The company continues to review its investments, exposure to credit risk and sources of liquidity and does not currently expect any future material adverse impacts relating to this past volatility.

RESULTS OF OPERATIONS

The following discussion summarizes the major items impacting Nicor Gas’ operating income.

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Operating revenues increased $63.6 million in 2010 compared to the prior year due to higher natural gas costs (approximately $110 million increase), revenue from the bad debt and energy efficiency riders ($32.5 million and $8.8 million, respectively) and the impact of the increase in base rates (approximately $20 million increase), partially offset by warmer weather in 2010 (approximately $75 million decrease) and lower demand unrelated to weather (approximately $25 million decrease).

Operating revenues decreased $1,066.1 million in 2009 compared to the prior year due primarily to lower natural gas costs (approximately $900 million decrease), warmer weather in 2009 (approximately $140 million decrease) and lower demand unrelated to weather (approximately $60 million decrease), partially offset by the impact of the increase in base rates (approximately $60 million increase).

Margin.  Nicor Gas utilizes a measure it refers to as “margin” to evaluate the operating income impact of revenues.  Revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee.  These items often cause significant fluctuations in revenues, with equal and offsetting fluctuations in cost of gas and revenue tax expense, with no direct impact on margin.  The 2009 rate orders included a franchise gas cost recovery rider and a rider to recover the costs associated with energy efficiency programs.  Additionally, in February 2010 the ICC approved the company’s bad debt rider.  As a result, changes in revenue included in margin attributable to these riders are expected to generally be offset by changes within operating and maintenance expense.

A reconciliation of revenues and margin follows (in millions):
	2010	2009	2008

Revenues	$2,204.4	$2,140.8	$3,206.9
Cost of gas	(1,364.1)	(1,345.7)	(2,427.8)
Revenue tax expense	(145.9)	(148.1)	(171.1)
Margin	$694.4	$647.0	$608.0

Margin increased $47.4 million in 2010 compared to the prior year due primarily to revenue from the bad debt and energy efficiency riders ($32.5 million and $8.8 million, respectively) and the impact of the increase in base rates (approximately $20 million increase), partially offset by warmer weather in 2010 (approximately $8 million decrease), lower interest on customer balances ($5.5 million decrease) and lower demand unrelated to weather (approximately $4 million decrease).

Margin increased $39.0 million in 2009 compared to the prior year due to the impact of the increase in base rates (approximately $60 million increase), partially offset by warmer weather (approximately $8 million decrease), lower demand unrelated to weather (approximately $5 million decrease) and lower revenue from cost recovery riders (approximately $3 million decrease).

Operating and maintenance expense.  Operating and maintenance expense decreased $0.5 million in 2010 compared to the prior year.  Factors contributing to the decrease include lower company use and storage-related gas costs ($7.9 million decrease), lower pension expense ($4.6 million decrease, net of capitalization), lower billing and call center-related costs ($2.9 million decrease), lower costs on legal matters ($2.6 million decrease), higher bad debt expense ($10.6 million increase) and higher costs associated with the energy efficiency program ($8.8 million increase).  Bad debt expense in 2010 was $63.8 million compared to $53.2 million in the prior year.  Bad debt expense in 2010 includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009; $63.0 million of expense assumed to be collected through base rates; and $32.5 million of expense which is equal to the revenue recognized under the bad debt rider.

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

Other operating expenses.  In 2010 and 2008, the company recorded favorable (unfavorable) reserve adjustments of $1.3 million and $(0.6) million, respectively, associated with the company’s mercury inspection and repair program.  Additional information about the company’s mercury inspection and repair program is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 16 – Contingencies – Mercury.

Other income (expense).  Pretax other income was $1.8 million, $1.0 million and $5.2 million in 2010, 2009 and 2008, respectively.

Property sale gains and losses vary from year-to-year depending upon property sales activity.  During 2010 and 2008, Nicor Gas realized pretax gains of $1.3 million and $0.8 million, respectively.  The company periodically assesses its ownership of certain real estate holdings.

Interest income decreased $0.7 million in 2010 compared to the prior year due to lower interest on tax matters ($0.7 million decrease).  Interest income decreased $4.0 million in 2009 compared to the prior year due primarily to the impact of lower average investment balances ($2.5 million decrease) and interest on tax matters ($1.2 million decrease).

Income tax expense.  The effective income tax rate was 37.0 percent, 35.0 percent and 34.2 percent for 2010, 2009 and 2008, respectively.  The higher effective income tax rate in 2010 compared to the prior year is due primarily to higher pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income) and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.   The higher effective income tax rate in 2009 compared to 2008 reflects higher pretax income in 2009.

Interest expense.  Interest expense decreased $0.3 million in 2010 compared to the prior year.  Factors contributing to the decrease were lower interest on income tax matters ($2.0 million decrease), higher average borrowing levels ($1.1 million increase) and higher bank commitment fees ($1.0 million increase).  Interest expense decreased $2.9 million in 2009 compared to the prior year due to lower average interest rates ($5.2 million decrease), partially offset by higher average borrowing levels ($1.5 million increase).

Nicor Gas Company
Operating Statistics
	2010	2009	2008

Operating revenues (millions)
Sales
Residential	$1,443.9	$1,377.9	$2,176.2
Commercial	355.9	350.4	551.4
Industrial	39.9	38.2	61.9
	1,839.7	1,766.5	2,789.5
Transportation
Residential	46.3	47.1	40.9
Commercial	75.1	79.1	82.2
Industrial	40.3	39.4	38.3
Other	1.7	4.1	25.7
	163.4	169.7	187.1
Other revenues
Revenue taxes	148.1	150.3	174.0
Environmental cost recovery	10.7	12.5	9.7
Chicago Hub	4.1	7.7	11.3
Other	38.4	34.1	35.3
	201.3	204.6	230.3
	$2,204.4	$2,140.8	$3,206.9

Deliveries (Bcf)
Sales
Residential	188.2	199.8	214.4
Commercial	49.0	52.7	54.7
Industrial	6.0	6.3	6.4
	243.2	258.8	275.5
Transportation
Residential	22.8	25.4	25.6
Commercial	83.3	89.6	93.1
Industrial	104.7	102.1	103.9
	210.8	217.1	222.6
	454.0	475.9	498.1

Year-end customers (thousands)
Sales
Residential	1,788	1,763	1,760
Commercial	134	132	130
Industrial	8	8	8
	1,930	1,903	1,898
Transportation
Residential	206	218	222
Commercial	48	50	53
Industrial	4	5	5
	258	273	280
	2,188	2,176	2,178

Other statistics
Degree days	5,720	6,106	6,348
Colder than normal (1)	2%	9%	9%
Average gas cost per Mcf sold	$5.49	$5.06	$8.76

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year for 2010 and 2009 and 5,830 degree days per year for 2008.

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

Operating cash flows.  The company’s business is highly seasonal and operating cash flow may fluctuate significantly during the year and from year-to-year due to factors such as weather, natural gas prices, the timing of collections from customers, natural gas purchasing, and storage and hedging practices.  The company relies on short-term financing, backed by bank lines of credit, to meet seasonal increases in working capital needs.  Cash requirements generally increase over the last half of the year due to increases in natural gas purchases, gas in storage and accounts receivable.  During the first half of the year, positive cash flow generally results from the sale of gas in storage and the collection of accounts receivable.  This cash is typically used to substantially reduce, or eliminate, short-term debt during the first half of the year.

Nicor Gas maintains margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  The company manages these fluctuations with short-term borrowings and investments.

Net cash flow provided from operating activities decreased $161.3 million for the year ended December 31, 2010 compared to the prior year.  The significant factors contributing to the decrease in cash flow are primarily a result of lower average natural gas prices at the beginning of the 2009/2010 heating season compared to the 2008/2009 heating season and include:
•	a decrease of $155.1 million from changes in receivables due to higher receivable balances at the end of 2008 versus 2009; and
•	a decrease of $87.2 million from changes in margin accounts related to derivative instruments due to the decline in gas prices.

In addition, the company had higher volumes of gas in storage at December 31, 2010 when compared to 2009.

Net cash flow provided from operating activities increased $554.5 million for the year ended December 31, 2009 compared to the prior year.  The significant factors contributing to the increase in cash flow are primarily a result of lower average natural gas prices at the beginning of the 2008/2009 heating season compared to the 2007/2008 heating season and include:
•	an increase of $222.8 million from changes in receivables due to higher receivable balances at the end of 2008 versus 2009; and
•	an increase of $198.6 million from changes in margin accounts related to derivative instruments due to the decline in gas prices.

In addition, the company had lower volumes of gas in storage at December 31, 2009 when compared to 2008.

Investing activities.  Net cash flow used for investing activities was $182.7 million, $187.7 million and $222.7 million in 2010, 2009 and 2008, respectively.

Capital expenditures is an internal measure utilized by management that represents cash additions to property, plant and equipment, adjusted for items including the accrual of work performed through period end and other non-cash items, contributions in aid of construction and expenditures associated with asset retirement obligations.

Capital expenditures decreased $5 million to $198 million in 2010 from $203 million in 2009.  Factors contributing to the decrease include lower expenditures associated with gas distribution, transmission and storage system improvements (approximately $6 million decrease), lower facility construction (approximately $3 million decrease), lower capitalized overhead costs attributable to lower postretirement benefit costs (approximately $2 million decrease) and higher information technology improvements (approximately $8 million increase).

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

Capital expenditures are expected to increase $7 million to $205 million in 2011 from $198 million in 2010.  Factors contributing to this expected increase include higher expenditures associated with facility construction and new service additions and lower expenditures associated with gas distribution, transmission and storage system improvements.

Financing activities.  Nicor Gas’ access to financing at competitive rates is, in part, dependent on its credit ratings.  The current credit ratings for Nicor Gas are as follows:

	Standard & Poor’s	Moody’s	Fitch

Commercial Paper	A-1+	P-1	F-1
Senior Secured Debt	AA	Aa3	AA-
Senior Unsecured Debt	AA	A2	A+
Corporate Credit Rating	AA	n/a	n/a

In December 2010, Standard and Poor’s (“S&P”), Moody’s and Fitch affirmed Nicor Gas’ credit ratings.  S&P changed Nicor Gas’ outlook from stable to credit watch with negative implications.  Moody’s changed the outlook from stable to negative.  Fitch maintained Nicor Gas’ outlook as stable.  Both S&P and Moody’s attributed the change in outlook to the proposed merger with AGL Resources.

Long-term debt.  The company typically uses the net proceeds from long-term debt for refinancing outstanding debt, for construction programs (to the extent not provided by internally generated funds) and for general corporate purposes.

In February 2011, Nicor Gas issued $75 million First Mortgage Bonds at 2.86 percent, due in 2016 through a private placement and utilized the proceeds to retire the $75 million 6.625 percent First Mortgage Bond series which matured in February 2011.

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019 through a private placement.

In determining that the bonds issued in 2011 and 2009 qualified for exemption from registration under Section 4(2) of the Securities Act of 1933, Nicor Gas relied on the facts that the bonds were offered only to a limited number of large institutional investors and each institutional investor that purchased the bonds represented that it was purchasing the bonds for its own account and not with a view to distribute them.

Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

At December 31, 2010, Nicor Gas had the capacity to issue approximately $470 million of additional First Mortgage Bonds under the terms of its indenture.  On February 25, 2009, Nicor Gas filed a shelf registration with a $225 million capacity, which became effective on March 20, 2009.

Nicor Gas believes it is in compliance with its debt covenants.  Nicor Gas’ long-term debt agreements do not include ratings triggers or material adverse change provisions.

Short-term debt.  In April 2010, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2011, to replace the $550 million, 364-day revolving credit facility, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $425 million and $494 million of commercial paper outstanding at December 31, 2010 and 2009, respectively.  During 2010, the commercial paper borrowing levels ranged from $512 million to no commercial paper and averaged $269 million.  During 2009, the commercial paper borrowing levels ranged from $740 million to $216 million and averaged $415 million.  The average borrowing levels are calculated using average daily balances for each day for the year.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future and sufficient to meet estimated cash requirements.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor.  Under this system, at December 31, 2010, Nicor Gas had owed $40 million to Nicor which is payable on demand.

Common stock.  The company paid dividends of approximately $106 million, $70 million and $51 million in 2010, 2009 and 2008, respectively.  Nicor Gas is restricted by regulation in the amount it can dividend to Nicor.  Dividends are only allowed to the extent of Nicor Gas’ retained earnings balance.

Other.  Nicor Gas is restricted by regulation in the amount it can loan to or from affiliates.  The balance of cash advances from Nicor Gas to an affiliate at any time shall not exceed the unused balance of funds actually available to that affiliate under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties.  In addition, Nicor Gas may not extend cash advances to an affiliate if Nicor Gas has any outstanding short-term borrowings.  Similarly, the balance of cash advances to Nicor Gas from an affiliate shall not exceed the unused balance of funds actually available to Nicor Gas under its existing credit agreements or commercial paper facilities with unaffiliated third parties.

Off-balance sheet arrangements.  Nicor Gas has certain guarantees, as further described in Item 8 – Notes to the Consolidated Financial Statements – Note 15 – Guarantees and Indemnities.  The company believes the likelihood of any such payment under these guarantees is remote.  No liability has been recorded for these guarantees.

Contractual obligations.  As of December 31, 2010, Nicor Gas had contractual obligations with payments due as follows (in millions):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Purchase obligations	$366.4	$225.4	$29.0	$4.4	$625.2
Long-term debt	75.0	-	-	425.0	500.0
Fixed interest on long-term debt	26.1	51.3	51.3	342.7	471.4
Operating leases	1.0	1.4	1.3	.5	4.2
Other long-term obligations	.3	.5	.5	.5	1.8
	$468.8	$278.6	$82.1	$773.1	$1,602.6

In addition to the contractual obligations included in the table above, Nicor Gas has potential liabilities to taxing authorities (unrecognized tax benefits) which are dependent on the resolution of particular income tax positions.  The timing of future cash outflows, if any, associated with such potential liabilities is uncertain.  The company had no liability for unrecognized tax benefits at December 31, 2010.

The company also has long-term obligations for postretirement benefits which are not included in the above table.  Information regarding the company’s obligations for postretirement benefits can be found in Item 8 – Notes to the Consolidated Financial Statements – Note 9 – Postretirement Benefits.

Purchase obligations consist primarily of natural gas purchase agreements, and natural gas transportation and storage contracts.  Natural gas purchase agreements include obligations to purchase natural gas at future market prices, calculated using NYMEX futures prices as of December 31, 2010.

Operating leases are primarily for office space and equipment.  Rental expense under operating leases was $0.8 million, $1.2 million and $1.2 million in 2010, 2009 and 2008, respectively.  Other long-term obligations consist of redeemable preferred stock.

OTHER MATTERS

Application for Approval of Energy Efficiency Plan.  On September 29, 2010, Nicor Gas filed an application with the ICC seeking approval of an energy efficiency plan.  The filing was made pursuant to an Illinois law enacted in 2009 that requires local gas distribution utilities to establish plans to achieve specified energy savings goals beginning in June 2011 and provides utilities with a rider to collect the costs of the plan from customers.  Under its proposed plan, the company estimates that it would bill nearly $100 million to customers under the rider, over a three year period commencing June 1, 2011, to fund the costs of various energy savings programs identified in the company’s filing.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding and are seeking modifications on a prospective basis to the operating agreement.  Among the proposals are several by the ICC Staff and intervenors that would preclude Nicor Gas from continuing to provide certain services to support warranty products that are sold by Nicor Services.  Specifically, Nicor Services currently uses Nicor Gas personnel to assist in some sales solicitation for these warranty products and to provide repair services for some of these products.  Nicor Gas does not believe these proposed modifications are appropriate and is opposing them.  This proceeding is not expected to have a material impact on Nicor Gas’ results of operations, cash flows and financial condition.  As the ICC will be required to evaluate future transactions between Nicor Gas and its affiliates in connection with the joint application of AGL Resources, Nicor and Nicor Gas for approval of the merger of AGL Resources and Nicor, Nicor Gas has a motion pending with the ICC to suspend this proceeding.

Financial Reform Legislation.  Financial Reform Legislation was enacted into law on July 21, 2010, and includes a provision that requires certain over-the-counter derivative transactions to be executed through an exchange or centrally cleared and also includes provisions under which the Commodity Futures Trading Commission may impose collateral requirements.  Final rules on major provisions in the legislation will be established through rulemakings.  While the company does not currently believe the legislation will have a material impact on its results of operations, cash flows and financial condition, the company will continue to evaluate the legislation and future rulemakings.

Synthetic Natural Gas Plant Legislation.  In January 2011, the Illinois House and Senate passed legislation regarding two proposed synthetic natural gas plants.  Unless vetoed by the governor, the legislation will go into effect no later than March 15, 2011 and will require Nicor Gas and other major Illinois natural gas utilities to either: (a) submit to rate cases in 2011, 2013 and 2015, or (b) purchase under long-term contracts (30 years for one plant and 10 years for the other) natural gas from the plants at a cost that may exceed the market price of natural gas.  The legislation would allow Nicor Gas to recover the gas costs, and any related transportation costs, through the PGA without any further prudence review.

OUTLOOK

Nicor Gas’ 2011 outlook assumes weather based on historical patterns, but excludes, among other things, the impact (including any merger and integration costs incurred in 2011) of the proposed merger with AGL Resources and the ICC’s PBR plan/PGA review, other contingencies, or future changes in tax law, and other impacts that could occur because of future volatility in the natural gas markets.  While these items could materially affect 2011 earnings, they are currently not estimable.

Nicor Gas’ estimated operating results will decrease in 2011 as a result of the absence of the prior year $32 million pretax benefit attributable to the ICC’s approval of the company’s bad debt rider, higher operating and maintenance costs and higher depreciation expense.

The company estimates that a 100 degree day variation from normal weather affects Nicor Gas’ margin, net of income taxes, by approximately $1.3 million.

The company also expects 2011 net income to be adversely impacted by higher state income taxes.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2010.

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

Derivative instruments.  The rules for determining whether a contract meets the definition of a derivative instrument, contains an embedded derivative requiring bifurcation, or qualifies for hedge accounting treatment are numerous and complex.  The treatment of a single contract may vary from period to period depending upon accounting elections, changes in management’s assessment of the likelihood of future hedged transactions or new interpretations of accounting rules.  As a result, management judgment is required in the determination of the appropriate accounting treatment.  In addition, the estimated fair value of derivative instruments may change significantly from period to period depending upon market conditions, and changes in hedge effectiveness may impact the accounting treatment.  These determinations and changes in estimates may have a material impact on reported results.

Pension and other postretirement benefits.  The company’s cost of providing postretirement benefits is dependent upon various factors and assumptions, including life expectancies, the discount rate used in determining the projected benefit obligation, the expected long-term rate of return on plan assets, the long-term rate of compensation increase and anticipated health care costs.  Actual experience in any one period, particularly the actual return on plan assets, often varies significantly from these mostly long-term assumptions.  When cumulatively significant, the gains and losses generated from such variances are amortized into operating income over the remaining service lives of employees covered by the plans (approximately 9 years for the pension plan and 12 years for the health care plan).  Additional information is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 9 – Postretirement Benefits, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions and significant changes in estimates.

The company’s postretirement benefit expense (net of capitalization) included in operating income was $19.6 million, $24.6 million and $2.7 million in 2010, 2009 and 2008, respectively.  The company expects to record postretirement benefit expense (net of capitalization) for 2011 of $18.7 million.  Significant market declines in the values of plan assets in 2008 caused the increase in postretirement benefit expense for the years after 2008.

Actuarial assumptions affecting 2011 include an expected long-term rate of return on plan assets of 8.25 percent and discount rates of 5.40 percent for the company’s defined benefit pension plan and 5.20 percent for the health care and other benefits plans, compared with an 8.25 percent rate of return on plan assets and discount rates of 5.45 percent and 5.75 percent, respectively, in the prior year.  Nicor Gas establishes its expected long-term return on asset assumption by considering historical and projected returns for each investment asset category, asset allocations and the effects of active plan management.  Projected returns are calculated with the assistance of independent firms via probability-based models.  The discount rates for each plan were determined by performing a cash flow matching study using the Citigroup Pension Discount Curve.  The Citigroup Pension Discount Curve is constructed from a Treasury yield curve and adjusted by adding a corporate bond spread.  The corporate bond spread is developed from a large pool of high quality corporate bonds and mitigates the risks associated with selecting individual corporate bonds whose values may not be representative of the broader market.

The discount rate is critical to the measurement of the plans’ costs.  Additionally, the assumed rate of return on plan assets is critical to the determination of the pension plan’s cost.  The following table illustrates the effect of a one-percentage-point change in these actuarial assumptions on 2010’s net benefit cost (in millions):

Actuarial assumption	Increase (decrease)	Effect on net benefit cost

Discount rate	1.0%	$(6.2)
	(1.0%)	7.4
Rate of return on plan assets	1.0%	(3.5)
	(1.0%)	3.5

Credit risk.  The company is required to estimate counterparty credit risk in estimating the fair values of certain derivative instruments.  The company’s counterparties consist primarily of major energy companies and financial institutions.  This concentration of counterparties may materially impact the company’s exposure to credit risk resulting from market, economic or regulatory conditions.  To manage this credit risk, the company believes it maintains prudent credit policies to determine and monitor the creditworthiness of counterparties.  In doing so, the company seeks guarantees or collateral, in the form of cash or letters of credit, limits its exposure to any one counterparty, and, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  However, the volatility in the capital markets over the past three years has made it more difficult for the company to assess the creditworthiness of its counterparties.  Based on this uncertainty, actual losses relating to credit risk could materially vary from Nicor Gas’ estimates.

The company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments.  Such estimates are based on historical experience, existing economic conditions and certain collection-related patterns.  Circumstances which could affect these estimates include, but are not limited to, customer credit issues, natural gas prices, customer deposits and economic conditions.  Actual credit losses could vary materially from Nicor Gas’ estimates.  Nicor Gas’ allowance for doubtful accounts at December 31, 2010, 2009 and 2008 was $25.2 million, $30.8 million and $42.5 million, respectively, as presented on Schedule II in Item 15 – Exhibits, Financial Statement Schedules.  The impact of credit losses to Nicor Gas’ results of operations is substantially mitigated by the bad debt rider that was approved by the ICC on February 2, 2010.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between Nicor Gas’ actual bad debt experience on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

Unbilled revenues.  Nicor Gas accrues revenues for natural gas deliveries not yet billed to customers from the last billing date to month-end.  Accrued unbilled revenue estimates are dependent upon a number of customer-usage factors which require management judgment, including weather factors.  These estimates are adjusted when actual billings occur, and variances in estimates can be material.  Accrued unbilled revenues for Nicor Gas at December 31, 2010 and 2009 were $141.8 million and $137.7 million, respectively.

Regulatory assets and liabilities.  Nicor Gas is regulated by the ICC, which establishes the rules and regulations governing utility rates and services in Illinois.  As a rate-regulated company, Nicor Gas is required to recognize the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities.  Regulatory assets represent probable future revenue associated with certain costs that are expected to be recovered from customers through rate riders or base rates, upon approval by the ICC.  Regulatory liabilities represent probable future reductions in revenues collected from ratepayers through a rate rider or base rates, or probable future expenditures.  If Nicor Gas’ operations become no longer subject to rate regulation, a write-off of net regulatory liabilities would be required.  Additional information on regulatory assets and liabilities is presented in Item 8 – Notes to the Consolidated Financial Statements – Note 2 – Accounting Policies.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements about the expectations of Nicor Gas.  Although Nicor Gas believes these statements are based on reasonable assumptions, actual results may vary materially from stated expectations.  Such forward-looking statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” “project,” “estimate,” “ultimate”, or similar phrases.  Actual results may differ materially from those indicated in the company’s forward-looking statements due, among other things, to the outcome of the proposed merger between Nicor and AGL Resources, the direct or indirect effects of legal contingencies (including litigation) and the resolution of those issues, including the effects of an ICC review, and undue reliance should not be placed on such statements.

Specifically with respect to the proposed merger between Nicor and AGL Resources, the company’s expectations are subject to future events, risks and uncertainties, and there are several factors – many beyond the company’s control – that could cause results to differ significantly from its expectations. Such events, risks and uncertainties include, but are not limited to:

•	the possibility that the company’s business may suffer as a result of the uncertainty surrounding the merger;

•	the possibility that AGL Resources and Nicor will not receive the regulatory approvals required to complete the merger or that the merger will not be consummated for other reasons;

•	the possibility of adverse decisions in pending and potential state and federal class action lawsuits, including five shareholder suits, relating to the merger; and

•	the possibility that the company may not be able to maintain relationships with its employees, suppliers, or customers as a result of the uncertainty surrounding the merger.

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

As a regulated utility, Nicor Gas’ exposure to market risk caused by changes in commodity prices is substantially mitigated because of Illinois rate regulation allowing for the recovery of prudently incurred natural gas supply costs from customers.  However, substantial changes in natural gas prices may impact Nicor Gas’ earnings by increasing or decreasing the cost of gas used by the company, storage-related gas costs, and other operating and financing expenses.  The company expects to purchase in 2011 about 2 Bcf of natural gas for its own use and to cover storage-related gas costs.  The volume of natural gas purchased by the company, which is exposed to market risk, has declined over the last two years as a result of certain changes approved in the 2009 rate orders.  The level of natural gas prices may also impact customer gas consumption and therefore margin.  The actual impact of natural gas price fluctuations on Nicor Gas’ earnings is dependent upon several factors, including the company’s hedging practices.  The company generally hedges its forecasted company use and storage-related gas costs through the use of swap agreements.

Credit risk.  Nicor Gas has a diversified customer base, which limits its exposure to concentrations of credit risk in any one industry or income class and believes that it maintains prudent credit policies.  Additionally, the company offers options to help customers manage their bills, such as energy assistance programs for low-income customers and a budget payment plan that spreads gas bills more evenly throughout the year.  This risk has been substantially mitigated by the bad debt rider approved by the ICC on February 2, 2010. The bad debt rider provides for the recovery from (or refund to) customers of the difference between Nicor Gas’ actual bad debt experience on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

The company is also exposed to credit risk in the event a counterparty, customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions.  To manage this credit risk, the company believes it maintains prudent credit policies to determine and monitor the creditworthiness of counterparties.  In doing so, the company seeks guarantees or collateral, in the form of cash or letters of credit, limits its exposure to any one counterparty, and, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  However, the volatility in the capital markets over the past three years has made it more difficult for the company to assess the creditworthiness of its counterparties.  Based on this uncertainty, the company has taken additional steps including, but not limited to, reducing available credit to some of its counterparties.

Interest rate risk.  Nicor Gas is exposed to changes in interest rates.  The company manages its interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings.  At December 31, 2010, if market rates were to hypothetically increase by 10 percent from Nicor Gas’ weighted-average floating interest rate on commercial paper, interest expense would have increased causing Nicor Gas’ earnings to decrease by less than $0.1 million in 2010.  For further information about debt securities, interest rates and fair values, see Item 8 – Notes to the Consolidated Financial Statements – Note 5 – Short-Term and Long-Term Debt and Note 6 – Fair Value Measurements.

Nicor Gas Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Northern Illinois Gas Company

We have audited the accompanying consolidated balance sheets of Northern Illinois Gas Company and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, retained earnings, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule at Item 15(a)(2).  We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (concluded)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 24, 2011

Nicor Gas Company
Consolidated Statements of Income
(millions)

	Year ended December 31
	2010	2009	2008

Operating revenues (includes revenue taxes of $148.1, $150.3 and $174.0, respectively)	$2,204.4	$2,140.8	$3,206.9

Operating expenses
Cost of gas	1,364.1	1,345.7	2,427.8
Operating and maintenance	298.4	298.9	293.0
Depreciation	183.6	177.4	170.9
Taxes, other than income taxes	164.6	167.6	189.4
Mercury-related	(1.3)	-	.6
Income tax expense	58.6	39.9	28.9
	2,068.0	2,029.5	3,110.6

Operating income	136.4	111.3	96.3

Other income (expense)
Property sale gains	1.3	-	.8
Interest income	.8	1.5	5.5
Other income	1.3	1.1	.8
Other expense	(1.6)	(1.6)	(1.9)
Income tax expense on other income	(.7)	(.4)	(2.1)
	1.1	.6	3.1

Interest expense
Interest on debt, net of amounts capitalized	36.3	34.3	36.6
Other	.3	2.6	3.2
	36.6	36.9	39.8

Net income	$100.9	$75.0	$59.6

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Consolidated Statements of Cash Flows
(millions)

	Year ended December 31
	2010	2009	2008
Operating activities
Net income	$100.9	$75.0	$59.6
Adjustments to reconcile net income to net cash flow provided from (used for) operating activities:
Depreciation	183.6	177.4	170.9
Deferred income tax expense	22.7	25.8	3.0
Changes in assets and liabilities:
Receivables, less allowances	23.1	178.2	(44.6)
Gas in storage	(14.5)	69.0	(60.8)
Deferred/accrued gas costs	21.4	24.7	(104.1)
Derivative instruments	(13.9)	(77.7)	136.7
Margin accounts - derivative instruments	(2.3)	84.9	(113.7)
Pension benefits	(15.1)	(21.5)	179.1
Regulatory postretirement asset	1.6	39.6	(186.3)
Other assets	20.8	8.5	(60.5)
Accounts payable	(27.2)	(47.5)	(9.8)
Customer credit balances and deposits	(31.1)	(45.6)	(47.2)
Health care and other postretirement benefits	31.3	3.5	12.2
Other liabilities	31.5	(1.9)	(2.4)
Other items	(11.5)	(9.8)	(4.0)
Net cash flow provided from (used for) operating activities	321.3	482.6	(71.9)

Investing activities
Additions to property, plant and equipment	(187.4)	(192.7)	(230.0)
Other investing activities	4.7	5.0	7.3
Net cash flow used for investing activities	(182.7)	(187.7)	(222.7)

Financing activities
Proceeds from issuing long-term debt	-	50.0	75.0
Disbursements to retire long-term obligations	(.5)	(50.5)	(75.5)
Net issuances (repayments) of commercial paper	(69.0)	(223.9)	348.9
Net proceeds of loan from affiliates	40.0	-	-
Dividends paid	(106.0)	(69.7)	(50.9)
Other financing activities	(3.6)	(2.5)	(1.2)
Net cash flow provided from (used for) financing activities	(139.1)	(296.6)	296.3

Net increase (decrease) in cash and cash equivalents	(.5)	(1.7)	1.7

Cash and cash equivalents, beginning of year	.6	2.3	.6

Cash and cash equivalents, end of year	$.1	$.6	$2.3

Supplemental information
Income taxes paid, net	$22.0	$6.3	$49.3
Interest paid, net of amounts capitalized	28.3	31.4	50.8

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Consolidated Balance Sheets
(millions)

ASSETS
	December 31
	2010	2009

Gas distribution plant, at cost	$4,733.6	$4,598.2
Less accumulated depreciation	1,879.1	1,803.4
Gas distribution plant, net	2,854.5	2,794.8

Current assets
Cash and cash equivalents	.1	.6
Receivables, less allowances of $25.2 and $30.8, respectively	378.4	398.9
Receivables - affiliates	9.5	12.1
Gas in storage	119.2	104.7
Derivative instruments	7.4	4.7
Margin accounts - derivative instruments	49.8	43.6
Other	98.7	144.4
Total current assets	663.1	709.0

Regulatory postretirement asset	193.3	195.4
Other assets	144.0	130.5

Total assets	$3,854.9	$3,829.7

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Consolidated Balance Sheets
(millions, except share data)

CAPITALIZATION AND LIABILITIES

	December 31
	2010	2009
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$498.4	$498.2
Preferred stock, cumulative, $100 par value per share, 800,000 shares authorized
Mandatorily redeemable preferred stock, 4.48% and 5.00% series, 21,000 shares outstanding in 2010
and 26,000 shares outstanding in 2009, net of amount due within one year	1.8	2.1
Total long-term obligations	500.2	500.3

Nonredeemable preferred stock, 4.60% and 5.00% convertible series, 14,008 shares outstanding	1.4	1.4

Common equity
Common stock, $5 par value per share, 25,000,000 shares authorized, 32,365 shares reserved for share-based
awards and 15,232,414 shares outstanding	76.2	76.2
Paid-in capital	108.1	108.1
Retained earnings	471.6	486.7
Accumulated other comprehensive loss
Cash flow hedges	(.6)	(.5)
Postretirement benefit plans	(6.5)	(6.5)
Total accumulated other comprehensive loss	(7.1)	(7.0)
Total common equity	648.8	664.0

Total capitalization	1,150.4	1,165.7

Current liabilities
Long-term obligations due within one year	.3	.5
Short-term debt - affiliates	40.0	-
Short-term debt - other	425.0	494.0
Accounts payable	239.0	264.4
Customer credit balances and deposits	110.6	141.7
Derivative instruments	50.4	55.6
Other	112.1	82.0
Total current liabilities	977.4	1,038.2

Deferred credits and other liabilities
Regulatory asset retirement liability	843.9	796.8
Deferred income taxes	364.7	328.2
Health care and other postretirement benefits	229.7	199.7
Asset retirement obligation	190.6	191.3
Other	98.2	109.8
Total deferred credits and other liabilities	1,727.1	1,625.8

Commitments and contingencies

Total capitalization and liabilities	$3,854.9	$3,829.7

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Consolidated Statements of Retained Earnings
(millions)

	Year ended December 31
	2010	2009	2008

Balance at beginning of year	$486.7	$480.4	$472.4
Net income	100.9	75.0	59.6
Dividends on common stock	(115.9)	(68.6)	(51.3)
Other	(.1)	(.1)	(.3)

Balance at end of year	$471.6	$486.7	$480.4

Consolidated Statements of Comprehensive Income
(millions)

	Year ended December 31
	2010	2009	2008

Net income	$100.9	$75.0	$59.6
Other comprehensive income (loss)
Loss on cash flow hedges (net of income tax of $(0.8), $(1.5) and $(1.7), respectively)	(1.3)	(2.5)	(2.5)
Reclassifications of hedge losses to net income (net of income tax of $0.7 and $3.4 for 2010 and 2009, respectively)	1.2	5.0	-
Postretirement gains (losses) (net of income tax of $0.1, $0.9 and $(3.9), respectively)	-	1.2	(6.0)
Other comprehensive income (loss), net of tax	(.1)	3.7	(8.5)

Comprehensive income	$100.8	$78.7	$51.1

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

1.	PROPOSED MERGER WITH AGL RESOURCES

In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources, a copy of which was filed with the SEC.  In accordance with the Merger Agreement, each share of Nicor stock, other than shares to be cancelled and Dissenting Shares (as defined in the Merger Agreement), outstanding at the Effective Time (as defined in the Merger Agreement) will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustments in certain circumstances.

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies, the SEC’s clearance of a registration statement registering AGL Resources common stock, expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act and regulatory approval by the ICC.

The Merger Agreement provides certain termination rights for both Nicor and AGL Resources, and provides for the payment of fees and expenses upon the termination of the Merger Agreement under certain circumstances.  The company currently anticipates the merger will be completed in the second half of 2011. Although the company believes that Nicor and AGL Resources will receive the required authorizations, approvals and consents to complete the proposed merger, there can be no assurance as to the timing of these authorizations, approvals and consents or as to the ultimate ability to obtain such authorizations, consents or approvals (or any additional authorizations, approvals or consents which may otherwise become necessary) or that such authorizations, approvals or consents will be obtained on terms and subject to conditions satisfactory to Nicor and AGL Resources.

For additional information concerning the proposed merger, please see Nicor’s Form 8-K filed with the SEC on December 7, 2010 and the Form S-4 registration statement filed with the SEC by AGL Resources on February 4, 2011.

No adjustments have been made to the financial statements as a result of the proposed merger.

2.	ACCOUNTING POLICIES

General.  Nicor Gas and its affiliates reimburse each other for transactions between the companies.

Consolidation.  The consolidated financial statements include the accounts of Nicor Gas and its wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated.

Statement of Income presentation.  The focus of Nicor Gas’ Statement of Income presentation is the regulatory treatment of revenues and expenses.  Operating revenues and expenses (including income taxes) on which rate-regulated utility operating income is based are those that ordinarily are included in the determination of utility revenue requirements.

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

The company had regulatory assets and liabilities at December 31 as follows (in millions):

	2010	2009
Regulatory assets - current
Regulatory postretirement asset	$21.1	$20.6
Deferred gas costs	6.5	24.9
Other	7.4	5.4
Regulatory assets - noncurrent
Regulatory postretirement asset	193.3	195.4
Deferred gas costs	1.4	4.4
Deferred environmental costs	25.0	18.1
Unamortized losses on reacquired debt	13.1	14.2
Other	9.6	8.9
	$277.4	$291.9
Regulatory liabilities - current
Regulatory asset retirement liability	$17.2	$14.5
Bad debt rider	16.4	-
Other	7.7	2.7
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	843.9	796.8
Regulatory income tax liability	18.2	39.1
Bad debt rider	11.7	-
Other	.9	.8
	$916.0	$853.9

All items listed above are classified in Other on the Consolidated Balance Sheets, with the exception of the noncurrent portions of the Regulatory postretirement asset and the Regulatory asset retirement liability, which are stated separately.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  This regulatory postretirement asset is expected to be recovered from ratepayers over a period of approximately 9 to 12 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  Nicor Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to temporary under or overcollections of natural gas costs, certain environmental costs and energy efficiency costs charged to its customers.  However, there is no interest associated with the under or overcollections of bad debt expense.

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

Derivative instruments.  Cash flows from derivative instruments are recognized in the Consolidated Statements of Cash Flows, and gains and losses are recognized in the Consolidated Statements of Income, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction is recognized in the Consolidated Statements of Income, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to operating income.

Derivative instruments, such as futures contracts, options and swap agreements, are utilized primarily in the purchase of natural gas for customers.  These derivative instruments are reflected at fair value and are not designated as hedges. Realized gains or losses on such instruments are included in the cost of gas delivered and are passed directly through to customers, subject to ICC review, and therefore have no direct impact on earnings.  Unrealized changes in the fair value of these derivative instruments are deferred as regulatory assets or liabilities.

Nicor Gas enters into swap agreements to reduce the earnings volatility of certain forecasted operating costs arising from fluctuations in natural gas prices, such as the purchase of natural gas for use in company operations.  These derivative instruments are carried at fair value.  To the extent hedge accounting is not elected, changes in such fair values are immediately recorded in the current period as operating and maintenance expense.

Credit risk and concentrations.  Nicor Gas has a diversified customer base and the company believes that it maintains prudent credit policies which mitigate customer receivable, supplier performance and derivative counterparty credit risk.  The company is exposed to credit risk in the event a customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions, or a counterparty to a derivative instrument defaults on a settlement or otherwise fails to perform under contractual terms.  To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to seek guarantees or collateral back-up in the form of cash or letters of credit, and to limit its exposure to any one counterparty.  Nicor Gas also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  Fair value measurements consider credit risk.  For assets and liabilities not carried at fair value, credit losses are accrued when probable and reasonably estimable.

On February 2, 2010, the ICC approved a bad debt rider that was filed for in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between Nicor Gas’ actual bad debt experience on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

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

Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $141.8 million and $137.7 million at December 31, 2010 and 2009, respectively.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for 2010, 2009 and 2008 were $145.9 million, $148.1 million and $171.1 million, respectively.

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

Income taxes.  Nicor Gas files a consolidated federal income tax return with Nicor.  Income taxes are allocated to Nicor Gas based upon the tax liability which would have been incurred on a separate company basis.  Deferred income taxes are provided at the current statutory income tax rate for temporary differences between the tax basis (adjusted for related unrecognized tax benefits, if any) of an asset or liability and its reported amount in the financial statements.  Nicor Gas amortizes investment tax credits and regulatory income tax liabilities for deferred taxes in excess of the current statutory rate to income over the lives of the related properties as the temporary difference reverses.

The company records unrecognized tax benefits based on a recognition threshold and method to recognize and measure an income tax position taken, or expected to be taken, in a tax return.  The evaluation is based on a two-step approach.  The first step requires the company to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority.  The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.  The company recognizes accrued interest related to unrecognized tax benefits in interest expense and interest income.  Penalties, if any, are recorded in operating expense.

3.	ASSET RETIREMENT OBLIGATIONS

Nicor Gas records AROs associated with services, mains and other components of the distribution system and buildings.  Nicor Gas has not recognized an ARO associated with gathering lines and storage wells because there is insufficient company or industry retirement history to reasonably estimate the fair value of the obligation.

The following table presents a reconciliation of the beginning and ending ARO for the years ended December 31 (in millions):

	2010	2009

Beginning of period	$191.8	$186.8
Liabilities incurred during the period	2.1	2.1
Liabilities settled during the period	(4.1)	(6.3)
Accretion	11.0	10.8
Revision in estimated cash flows	(9.8)	(1.6)
End of period	$191.0	$191.8

Substantially all of the ARO is classified as a noncurrent liability.

4.	GAS IN STORAGE

Nicor Gas’ inventory is carried at cost on a LIFO basis.  Based on the average cost of gas purchased in December 2010 and 2009, the estimated replacement cost of inventory at December 31, 2010 and 2009 exceeded the LIFO cost by $226.8 million and $288.5 million, respectively.

During 2009, Nicor Gas liquidated 8.8 Bcf of its LIFO-based inventory at an average cost per Mcf of $7.83.  For gas purchased in 2009, the company’s average cost per Mcf was $3.89 lower than the average LIFO liquidation rate.  Applying LIFO cost in valuing the liquidation, as opposed to using the average gas purchase cost, had the effect of increasing the cost of gas in 2009 by $34.3 million.

There was no liquidation of LIFO layers during 2010 or 2008.

Since the cost of gas, including inventory costs, is charged to customers without markup, subject to ICC review, the LIFO liquidations in 2009 had no impact on net income.

5.	SHORT-TERM AND LONG-TERM DEBT

The following table presents the long-term debt of Nicor Gas at December 31 (in millions):

	2010	2009
First Mortgage Bonds
6.625% Series due 2011	$75.0	$75.0
7.20% Series due 2016	50.0	50.0
4.70% Series due 2019	50.0	50.0
5.80% Series due 2023	50.0	50.0
6.58% Series due 2028	50.0	50.0
5.90% Series due 2032	50.0	50.0
5.90% Series due 2033	50.0	50.0
5.85% Series due 2036	50.0	50.0
6.25% Series due 2038	75.0	75.0
	500.0	500.0
Less: Unamortized debt discount, net of premium	1.6	1.8
Total long-term debt	$498.4	$498.2

In February 2011, Nicor Gas issued $75 million First Mortgage Bonds at 2.86 percent, due in 2016 through a private placement and utilized the proceeds to retire the $75 million 6.625 percent First Mortgage Bond series which matured in February 2011.

In February 2009, the $50 million 5.37 percent First Mortgage Bond series matured and was retired.  In July 2009, Nicor Gas issued $50 million First Mortgage Bonds at 4.70 percent, due in 2019 through a private placement.

In determining that the bonds issued in 2011 and 2009 qualified for exemption from registration under Section 4(2) of the Securities Act of 1933, Nicor Gas relied on the facts that the bonds were offered only to a limited number of large institutional investors and each institutional investor that purchased the bonds represented that it was purchasing the bonds for its own account and not with a view to distribute them.

Substantially all gas distribution properties are subject to the lien of the indenture securing Nicor Gas’ First Mortgage Bonds.

In April 2010, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2011 to replace the $550 million, 364-day revolving credit facility, which was set to expire in May 2010 and Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $425 million and $494 million of commercial paper outstanding with a weighted-average interest rate of 0.2 percent and 0.1 percent at December 31, 2010 and 2009, respectively.

The company incurred total interest expense of $36.6 million, $37.0 million and $39.9 million in 2010, 2009 and 2008, respectively.  Interest expense is reported net of amounts capitalized.  Interest expense capitalized for the years ended December 31, 2010, 2009 and 2008 was immaterial.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor.  Under this system, at December 31, 2010, Nicor Gas had owed $40 million to Nicor, payable on demand at a weighted-average interest rate of 0.2 percent.  Interest expense related to this loan for 2010 was insignificant.

The company believes it is in compliance with all debt covenants.

6.	FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2010
Assets
Commodity derivatives	$1.3	$2.7	$4.3	$8.3

Liabilities
Commodity derivatives	$27.0	$26.9	$.3	$54.2

December 31, 2009
Assets
Money market funds	$.4	$-	$-	$.4
Commodity derivatives	.5	2.6	2.4	5.5
	$.9	$2.6	$2.4	$5.9
Liabilities
Commodity derivatives	$37.3	$25.3	$2.7	$65.3

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances for the periods ended December 31 (in millions):

	2010	2009

Beginning of period	$(.3)	$1.7
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	(.6)	(3.5)
Settlements, net of purchases	3.9	2.0
Transfers into Level 3	1.0	.1
Transfers out of Level 3	-	(.6)
End of period	$4.0	$(.3)

Transfers into and out of Level 3 reflect the liquidity at the relevant natural gas trading locations and dates which affects the significance of unobservable inputs used in the valuation.  In 2010, in accordance with new accounting guidance, the company elected to determine both transfers into and out of Level 3 using values at the end of the interim period in which the transfer occurred.  In 2009, transfers into Level 3 were determined using beginning of period values and transfers out of Level 3 were determined using end of period values.

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments at December 31 (in millions):

	2010	2009
Assets
Margin accounts - derivative instruments	$49.8	$43.6
Other - noncurrent	7.4	11.3

In addition, the recorded amount of short-term borrowings approximates fair value.  Long-term debt outstanding is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at December 31, 2010 and 2009 was $500 million.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage Bonds was approximately $554 million and $543 million at December 31, 2010 and 2009, respectively.

7.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 2 – Accounting Policies – Derivative instruments and Credit risk and concentrations.  All derivatives recognized on the Consolidated Balance Sheets are measured at fair value, as described in Note 6 – Fair Value Measurements.

Consolidated Balance Sheets.  Derivative assets and liabilities at December 31 are classified as shown in the table below (in millions):

	2010	2009
Derivatives designated as hedging instruments
Liabilities
Derivative instruments	$.9	$.7

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$7.4	$4.7
Other - noncurrent	.9	.8
	$8.3	$5.5

Liabilities
Derivative instruments	$49.5	$54.9
Other - noncurrent	3.8	9.7
	$53.3	$64.6

Volumes.  As of December 31, 2010 and 2009, Nicor Gas held outstanding derivative contracts of approximately 49 Bcf and 64 Bcf, respectively, to hedge natural gas purchases for customer use, with hedges spanning approximately three years for each of the respective periods.  Commodity price-risk exposure arising from Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 0.8 Bcf and 0.9 Bcf as of December 31, 2010 and 2009, respectively.  The above volumes exclude contracts, such as variable-priced contracts, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Consolidated Statements of Income - cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Consolidated Statements of Income.  Cash flow hedges are used by Nicor Gas to hedge purchases of natural gas for company use.

Cash flow hedges affected accumulated other comprehensive income (effective portion) as shown in the following table for the year ended December 31 (in millions):

	2010	2009
Pretax loss recognized in other comprehensive income	$2.1	$4.0

The pretax loss reclassified from accumulated other comprehensive income into income (effective portion) is shown in the following table for the year ended December 31 (in millions):

Location	2010	2009
Operating and maintenance	$1.9	$8.4

Any amounts recognized in operating income, related to ineffectiveness or due to a forecasted transaction that is no longer expected to occur, were immaterial for the years ended December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the time horizon of cash flow hedges of natural gas purchases for Nicor Gas company use span as long as two years.  For these hedges, the total pretax loss deferred in accumulated other comprehensive income at December 31, 2010 and 2009 was $0.9 million ($0.6 million after taxes) and $0.7 million ($0.4 million after taxes), respectively.  At the respective reporting dates, substantially all of these amounts were expected to be reclassified to earnings within the next 12 months.

Consolidated Statements of Income - derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Pretax net losses recognized in income are summarized in the table below for the year ended December 31 (in millions):

Location	2010	2009
Operating and maintenance	$1.0	$1.9

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses deferred for the years ended December 31, 2010 and 2009 were $112.0 million and $166.1 million, respectively.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of December 31, 2010 and 2009 for agreements with such features, derivative contracts with liability fair values totaled approximately $12 million and $19 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $11 million and $18 million at December 31, 2010 and 2009, respectively.

8.	INCOME TAXES

The components of income tax expense are presented below (in millions):

	2010	2009	2008
Current
Federal	$26.6	$9.2	$23.8
State	10.9	6.1	5.6
	37.5	15.3	29.4
Deferred
Federal	23.3	25.3	3.3
State	(.6)	.5	(.3)
	22.7	25.8	3.0

Amortization of investment tax credits, net	(.9)	(.8)	(1.4)
Income tax expense	$59.3	$40.3	$31.0

The temporary differences which gave rise to the net deferred tax liability at December 31 were as follows (in millions):

	2010	2009
Deferred tax liabilities
Property, plant and equipment	$349.6	$324.6
Employee benefits	9.1	6.1
Other	20.4	21.9
	379.1	352.6
Deferred tax assets
Unamortized investment tax credits	7.6	8.9
Allowance for doubtful accounts	12.4	12.3
Other	20.4	36.3
	40.4	57.5
Net deferred tax liability	$338.7	$295.1

For purposes of computing deferred income tax assets and liabilities, temporary differences associated with regulatory assets and liabilities have been netted against related offsetting temporary differences.

Differences between the federal statutory rate and the effective combined federal and state income tax rate are shown below:

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	4.7	4.2	5.0
Amortization of investment tax credits	(1.3)	(1.9)	(2.5)
Amortization of regulatory income tax liability	(1.1)	(1.1)	(1.5)
Medicare subsidy	-	(1.2)	(1.5)
Other	(.3)	-	(.3)
Effective combined federal and state income tax rate	37.0%	35.0%	34.2%

The higher effective income tax rate for 2010 compared to 2009 is due primarily to higher pretax income (which causes a higher effective income tax rate since permanent differences and tax credits are a smaller share of pretax income) and the unfavorable impact of the tax law change with respect to Medicare Part D subsidies.  The higher effective income tax rate in 2009 compared to 2008 reflects higher pretax income in 2009.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At December 31, 2010, the years that remain subject to examination include years beginning after 2006 for the IRS and the IDR.  For tax positions within years that remain subject to examination, management has recognized the largest amount of tax benefit that it believes is greater than 50 percent likely of being realized upon settlement with the taxing authority.

A reconciliation of the beginning and ending amounts of the liability for unrecognized tax benefits is as follows (in millions):

	2010	2009	2008

Balance at January 1	$3.2	$7.4	$.6
Additions for tax positions of prior years	-	-	7.8
Reductions for tax positions of prior years	(.2)	(.1)	(1.0)
Settlements	(3.0)	(4.1)	-
Balance at December 31	$-	$3.2	$7.4

The company recognized interest expense (income) on tax matters of approximately $(1) million, $1 million and $(1) million in 2010, 2009 and 2008, respectively.  The company had approximately $2 million and $6 million of interest receivable at December 31, 2010 and 2009, respectively.  The decrease in interest receivable in 2010 when compared to the prior year is due primarily to the receipt of interest in the second quarter of 2010 related to a federal income tax settlement.  Amounts recognized in operating expense related to penalties were insignificant.

In March 2010, the Health Care Act was signed into law resulting in comprehensive health care reform.  The Health Care Act contains a provision that eliminates the tax deduction related to Medicare Part D subsidies received after 2012.  Federal subsidies are provided to sponsors of retiree health benefit plans, such as Nicor Gas, that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  Such subsidies have reduced the company’s actuarially determined projected benefit obligation and annual net periodic benefit costs.  Due to the change in taxation, in the first quarter of 2010 Nicor Gas reduced deferred tax assets by $17.5 million, reversed an existing regulatory income tax liability of $10.0 million, established a regulatory income tax asset of $7.0 million and recognized a $0.5 million charge to income tax expense.  Beginning in 2010, the change in taxation will also reduce earnings by an estimated $1.7 million annually for periods subsequent to the enactment date.

The balance of unamortized investment tax credits at December 31, 2010 and 2009 was $24.3 million and $25.2 million, respectively.

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

The following table summarizes the changes in the funded status of the plans and the related assets (liabilities) recognized in the Consolidated Balance Sheets as of December 31 (in millions):

	Pension benefits		Health care and other benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of period	$305.6	$270.2	$211.2	$207.7
Service cost	9.8	8.6	2.3	2.2
Interest cost	16.0	16.5	11.8	12.1
Actuarial loss (gain)	4.4	22.3	26.8	(2.1)
Participant contributions	-	-	.9	1.2
Medicare Part D reimbursements	-	-	1.6	1.1
Benefits paid	(18.4)	(12.0)	(12.1)	(12.8)
Other	-	-	-	1.8
Benefit obligation at end of period	317.4	305.6	242.5	211.2

Change in plan assets
Fair value of plan assets at beginning of period	363.5	306.6	-	-
Actual return on plan assets	45.3	68.9	-	-
Employer contributions	-	-	11.2	11.6
Participant contributions	-	-	.9	1.2
Benefits paid	(18.4)	(12.0)	(12.1)	(12.8)
Fair value of plan assets at end of period	390.4	363.5	-	-
Funded status	$73.0	$57.9	$(242.5)	$(211.2)

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$73.0	$57.9	$-	$-
Current liabilities	-	-	(12.8)	(11.5)
Noncurrent liabilities	-	-	(229.7)	(199.7)
Total recognized	$73.0	$57.9	$(242.5)	$(211.2)

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

Postretirement benefit costs (credits) recorded within net regulatory assets and accumulated other comprehensive income, and changes thereto, were as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

January 1, 2009	$181.6	$73.4	$9.6	$3.9	$191.2	$77.3
Current year actuarial gain	(20.3)	(.3)	(1.1)	-	(21.4)	(.3)
Amortization of actuarial loss	(14.5)	(4.3)	(.8)	(.3)	(15.3)	(4.6)
Amortization of prior service (cost) benefit	(.4)	.1	-	-	(.4)	.1
December 31, 2009	146.4	68.9	7.7	3.6	154.1	72.5

Current year actuarial (gain) loss	(11.2)	25.4	(.6)	1.3	(11.8)	26.7
Amortization of actuarial loss	(11.3)	(3.9)	(.6)	(.2)	(11.9)	(4.1)
Amortization of prior service cost	(.4)	(.1)	-	-	(.4)	(.1)
December 31, 2010	$123.5	$90.3	$6.5	$4.7	$130.0	$95.0

The balances as of December 31 relate primarily to unrecognized net actuarial losses.

The associated amounts in net regulatory assets and accumulated other comprehensive income at December 31, 2010 that are expected to be amortized to net benefit cost in 2011 are as follows (in millions):

	Net regulatory assets		Accumulated other comprehensive income		Total
	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits	Pension benefits	Health care and other benefits

Net actuarial loss	$9.2	$5.7	$.5	$.3	$9.7	$6.0
Net prior service cost	.4	.1	-	-	.4	.1
	$9.6	$5.8	$.5	$.3	$10.1	$6.1

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $279.8 million and $269.1 million at December 31, 2010 and 2009, respectively.

About one-fourth of the net benefit cost or credit related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost (credit) included the following components (in millions):

	Pension benefits			Health care and other benefits
	2010	2009	2008	2010	2009	2008

Service cost	$9.8	$8.6	$8.6	$2.3	$2.2	$2.2
Interest cost	16.0	16.5	15.9	11.8	12.1	12.0
Expected return on plan assets	(29.1)	(25.2)	(39.9)	-	-	-
Recognized net actuarial loss	11.9	15.3	-	4.1	4.6	4.6
Amortization of prior service cost	.4	.4	.3	.1	(.1)	(.1)
Net benefit cost (credit)	$9.0	$15.6	$(15.1)	$18.3	$18.8	$18.7

Assumptions used to determine benefit obligations included the following:

	Pension benefits		Health care and other benefits
	2010	2009	2010	2009

Discount rate	5.40%	5.45%	5.20%	5.75%
Rate of compensation increase	3.75	3.75	3.75	3.75
Pension band increase	2.00	2.00	-	-

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

Assumptions used to determine net benefit cost for the years ended December 31 included the following:

	Pension benefits			Health care and other benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.45%	6.35%	6.25%	5.75%	6.00%	6.25%
Expected return on assets	8.25	8.50	8.50	-	-	-
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75
Pension band increase	2.00	3.00	3.00	-	-	-

Nicor Gas establishes its expected long-term return on asset assumption by considering historical and projected returns for each investment asset category, asset allocations and the effects of active plan management.  Projected returns are calculated with the assistance of independent firms via probability-based models.  The company has elected to apply this assumption to the fair value of plan assets, rather than to a rolling-average fair value, in calculating the expected return on plan assets component of net benefit cost.

Other assumptions used to determine the health care benefit obligation were as follows:

	2010	2009
Initial health care cost trend rate	8.0%	8.0%
Ultimate rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Years to reach ultimate rate	6	6

Other assumptions used to determine the health care benefit cost for the years ended December 31 were as follows:

	2010	2009	2008
Initial health care cost trend rate	8.0%	8.5%	9.0%
Ultimate rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%
Years to reach ultimate rate	6	7	6

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in millions):

	Increase (decrease)	Effect on net benefit cost	Effect on benefit obligation

Health care cost trend rate	1.0%	$1.0	$20.7
	(1.0%)	(.9)	(17.6)

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

The Health Care Act contains provisions that may impact Nicor Gas’ obligation for retiree health care benefits.  The company does not currently believe these provisions will materially increase its postretirement benefit obligation, but will continue to evaluate the impact of future regulations and interpretations.

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

The following table sets forth the company’s current asset allocation target and actual percentage of plan assets by major asset category as of December 31:

	Target	Percentage of plan assets
Asset category	allocation	2010	2009

Equity securities	60%	62%	61%
Fixed income securities	40	38	39
	100%	100%	100%

Equity securities are comprised of collective trusts which invest in domestic and international equity investments.  Domestic equity securities are diversified across the small, mid and large cap asset classes.  International equity securities are diversified across countries and capitalization size in order to maintain a broad market representation of non-U.S. markets.

Fixed income securities are diversified across a broad range of investment grade corporate bonds and other fixed income securities.  Other fixed income securities are primarily comprised of government issued bonds and cash and cash equivalents.  The fixed income portfolio is targeted to maintain an average credit quality rating of at least single-A and a weighted duration that approximates the duration of the expected benefit obligations.

The table below categorizes the fair value of pension plan assets (in millions) based upon the valuation inputs described in Note 6 – Fair Value Measurements.  There were no fair values determined using unobservable inputs (Level 3) at December 31, 2010 and 2009.

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
December 31, 2010
Equity securities
Domestic	$-	$162.1	$162.1
International	-	79.5	79.5
Fixed income securities
Debt securities	-	121.7	121.7
Other	3.2	23.9	27.1
	$3.2	$387.2	$390.4

December 31, 2009
Equity securities
Domestic	$-	$149.6	$149.6
International	-	72.9	72.9
Fixed income securities
Debt securities	-	110.7	110.7
Other	6.1	24.2	30.3
	$6.1	$357.4	$363.5

The company does not expect to contribute to its pension plan in 2011 but does expect to contribute about $14.3 million (before Medicare subsidies) to its other postretirement benefit plan in 2011.  The following table sets forth the gross benefit payments from the plans expected over the next 10 years (in millions):

Twelve months ending December 31	Pension benefits	Health care and other benefits	Expected Medicare subsidy

2011	$27.4	$14.3	$(1.6)
2012	25.3	15.1	(1.7)
2013	25.3	16.0	(1.8)
2014	28.5	16.7	(1.9)
2015	29.7	17.5	(2.0)
2016-2020	180.2	98.1	(10.7)

Nicor Gas also has a separate unfunded supplemental retirement plan that is noncontributory with defined benefits.  Plan costs were $0.3 million for each year ended December 31, 2010, 2009 and 2008.  The projected benefit obligation associated with this plan was $2.4 million and $2.3 million at December 31, 2010 and 2009, respectively.

The company also sponsors defined contribution plans covering substantially all employees.  These plans provide for employer matching contributions.  The total cost of these plans was $5.6 million, $5.3 million and $5.1 million in 2010, 2009 and 2008, respectively.

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

Revenues are comprised principally of natural gas sales bundled with delivery, delivery-only (transportation) services and revenue taxes, as follows (in millions):

	2010	2009	2008

Bundled sales	$1,839.7	$1,766.5	$2,789.5
Transportation	163.4	169.7	187.1
Revenue taxes	148.1	150.3	174.0
Other	53.2	54.3	56.3
	$2,204.4	$2,140.8	$3,206.9

12.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the years ended December 31, 2010, 2009 and 2008, Nicor Gas had net charges to affiliates of $9.0 million, $4.7 million and $6.9 million, respectively.

Key executives and managerial employees of Nicor Gas participate in Nicor’s stock-based compensation plans.  Nicor Gas recognized compensation expense of $6.1 million, $3.8 million and $2.0 million in operating and maintenance expense related to these stock-based compensation plans in 2010, 2009 and 2008, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor.  Under this system, Nicor Gas may make deposits or advances to or receive deposits or advances from Nicor.  By virtue of making deposits or advances to Nicor, Nicor Gas is exposed to credit risk to the extent it is unable to secure the return of such deposits for any reason.  Such deposits are due on demand.  There are ICC regulations addressing the amount and circumstances under which Nicor Gas can deposit with the cash management pool or advance to and from Nicor.  In addition, Nicor Gas may not extend cash advances to Nicor if Nicor Gas has any outstanding short-term borrowings.  Nicor Gas’ practice also provides that the balance of cash deposits or advances from Nicor Gas to Nicor at any time shall not exceed the unused balance of funds actually available to Nicor under its existing bank credit agreements or its commercial paper facilities with unaffiliated third parties.  Similarly, the balance of cash advances from Nicor to Nicor Gas may not exceed the unused balance of funds actually available to Nicor Gas under its existing credit agreements or commercial paper facilities with unaffiliated third parties.  Nicor Gas’ positive cash deposits, if any, may be applied by Nicor to offset negative balances of other Nicor subsidiaries and vice versa.

Nicor Gas had no deposits in the Nicor cash management pool at December 31, 2010 and 2009.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the years ended December 31, 2010, 2009 and 2008, Nicor Gas’ recorded interest income was insignificant.

At December 31, 2010 Nicor Gas had owed $40 million to Nicor.  Nicor Gas records interest expense from such loans at the lower of Nicor Gas’ commercial paper rate or Nicor’s actual interest cost for the funds obtained or used to provide the cash advance to Nicor Gas.  Interest expense on advances from Nicor for 2010 was insignificant.

Under their utility-bill management products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the years ended December 31, 2010, 2009 and 2008, Nicor Gas recorded revenues of $34.3 million, $35.0 million and $59.7 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes.  For the years ended December 31, 2010, 2009 and 2008, Nicor Advanced Energy paid Nicor Gas $6.5 million, $6.5 million and $6.0 million, respectively, for such items.  Additionally, Nicor Advanced Energy may pay or receive inventory imbalance adjustments.  For the years ended December 31, 2010, 2009 and 2008, Nicor Advanced Energy paid (received from) Nicor Gas $(2.6) million, $(5.6) million and $2.5 million, respectively, for such items.

Nicor Gas enters into routine transactions with Nicor Enerchange that are governed by terms of an ICC order.  For the years ended December 31, 2010, 2009 and 2008, net commodity-based charges from Nicor Enerchange were $5.2 million, $6.6 million and $36.3 million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the years ended December 31, 2010, 2009 and 2008, charges from Nicor Enerchange for administration of the Chicago Hub were $0.6 million, $0.7 million and $0.8 million, respectively.  Nicor Gas also charged Nicor Enerchange $1.1 million for each of the years ended December 31, 2009 and 2008, for certain storage services at the Chicago Hub.  Such charges for the year ended December 31, 2010 were insignificant.

For the years ended December 31, 2010, 2009 and 2008, Horizon Pipeline charged Nicor Gas $10.4 million, $10.3 million and $10.3 million, respectively, for natural gas transportation under rates that have been accepted by the FERC.

Nicor sold its 50 percent ownership in EN Engineering, L.L.C. (“EN Engineering”) on March 31, 2009.  Prior to the sale, EN Engineering charged Nicor Gas $1.7 million and $7.2 million for engineering and corrosion services rendered in 2009 and 2008, respectively.  A majority of the work performed by EN Engineering was capital in nature, and is classified as property, plant and equipment on the Consolidated Balance Sheets.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

13.	COMMITMENTS

As of December 31, 2010, Nicor Gas had purchase commitments with payments due as follows (in millions):

	Unconditional purchase obligations	Operating leases	Other long-term obligations

2011	$24.8	$1.0	$.3
2012	6.3	.6	.3
2013	1.8	.8	.2
2014	1.5	.9	.3
2015	1.6	.4	.2
After 2015	1.5	.5	.5
	$37.5	$4.2	$1.8

Unconditional purchase obligations consist of a natural gas transportation agreement and property, plant and equipment purchases. Operating leases are primarily for office space and equipment.  Rental expense under operating leases was $0.8 million, $1.2 million and $1.2 million in 2010, 2009 and 2008, respectively.

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which will be refunded over a 12-month period beginning June 2011.

15.	GUARANTEES AND INDEMNITIES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to ongoing coal tar cleanup, as discussed in Note 16 – Contingencies – Manufactured Gas Plant Sites.  Nicor Gas believes that the likelihood of payment under its other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of December 31, 2010.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of December 31, 2010, Nicor Gas had remaining an estimated liability of $0.6 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits that were filed on August 29, 2000, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of December 31, 2010, the company had recorded a liability in connection with these matters of $28.7 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Quarterly results may be impacted by the variability in the results of the business due to seasonal and other factors.  Summarized quarterly financial data is presented below (in millions):

	Quarter ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2010
Operating revenues	$1,068.8	$299.5	$233.5	$602.6
Operating income	62.1	20.8	16.7	36.8
Net income	52.9	12.0	7.7	28.3

2009
Operating revenues	$984.0	$326.3	$215.0	$615.5
Operating income	38.4	19.3	15.7	37.9
Net income	29.8	11.2	6.9	27.1

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the registrant’s management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The company carried out an evaluation under the supervision and with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the most recent fiscal quarter of the period covered by this Annual Report on Form 10-K (the “Evaluation”).  Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded, at the reasonable assurance level, as of the end of the most recent fiscal quarter covered by this Annual Report on Form 10-K, that the company’s disclosure controls and procedures, were effective.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting.  Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.  Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the company’s internal control over financial reporting.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 14.	Principal Accounting Fees and Services

The following is a summary of the Deloitte & Touche LLP fees for professional services rendered for the years ended December 31 (in millions):

Fee Category	2010	2009

Audit fees	$1.2	$1.5
Audit-related fees	.1	.1
Total fees	$1.3	$1.6

Audit Fees.  Consists of fees billed for professional services rendered for the audit of Nicor Gas’ financial statements, review of the interim financial statements included in quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees.  Consists of fees for assurance and related services that are reasonably related to the performance of the audit of Nicor Gas’ financial statements and are not reported under “Audit Fees.”  These services include employee benefit plan audits.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Deloitte & Touche LLP.  On an ongoing basis, management of Nicor Gas defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested.  The Audit Committee reviews these requests and advises management if the Committee approves the engagement of Deloitte & Touche LLP.  On a periodic basis, Nicor Gas’ management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts.  In 2010 and 2009, all audit and non-audit services provided by Deloitte & Touche LLP were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)

1)	Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2)	Financial Statement Schedules:

Schedule
Number		Page
	Report of Independent Registered Public Accounting Firm	32
II	Valuation and Qualifying Accounts	67

Schedules other than those listed are omitted because they are not applicable.

3)	Exhibits Filed:

See Exhibit Index filed herewith.

Nicor Gas Company
Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(millions)

		Additions
	Balance at	Charged to		Charged to				Balance
	beginning	costs and		other				at end
Description	of period	expenses		accounts		Deductions		of period

2010

Allowance for doubtful accounts receivable	$30.8	$36.5	(d)	$-		$42.1	(a)	$25.2

Accrued mercury-related costs	2.1	-		-		1.5	(b)	.6

Accrued manufactured gas plant environmental costs	23.8	-		17.5	(c)	12.6	(b)	28.7

2009

Allowance for doubtful accounts receivable	$42.5	$53.1		$-		$64.8	(a)	$30.8

Accrued mercury-related costs	2.5	-		-		.4	(b)	2.1

Accrued manufactured gas plant environmental costs	21.4	-		11.2	(c)	8.8	(b)	23.8

2008

Allowance for doubtful accounts receivable	$32.8	$70.6		$-		$60.9	(a)	$42.5

Accrued mercury-related costs	2.8	.6		-		.9	(b)	2.5

Accrued manufactured gas plant environmental costs	15.2	-		19.8	(c)	13.6	(b)	21.4

(a) Accounts receivable written off, net of recoveries.
(b) Expenditures, other adjustments.
(c) Accrual of estimated future remediation costs that are deferred as regulatory assets.
(d) Amount excludes refunds to / recoveries from customers attributable to the bad debt rider.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nicor Gas Company

Date February 24, 2011		/s/ KAREN K. PEPPING
Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2011.

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

4.12		Supplemental Indenture, dated February 1, 2011, of Nicor Gas to BNY Mellon Trust Company, Trustee, under Indenture dated as of January 1, 1954.

10.01	*	Nicor Gas Supplementary Savings Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008.) (File No. 1-7296, Form 10-K for 2008, Nicor Gas Company, Exhibit 10.01.)

10.02	*	Amendment and Restatement of Nicor Gas Supplementary Retirement Plan. (File No. 1-7297, Form 10-Q for March 2000, Nicor Inc., Exhibit 10.01.)

10.03	*	Amendment to Nicor Gas Supplementary Retirement Plan (as in Effect on October 3, 2004, for Pre-2005 Benefits). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.12.)

10.04	*	Nicor Gas Supplementary Retirement Plan (as Amended and Restated for Post-2004 Benefits, Effective January 1, 2008). (File No. 1-7297, Form 8-K for July 28, 2008, Nicor Inc., Exhibit 10.11.)

10.05	*	Nicor Gas Annual Incentive Compensation Plan for Officers. (File No. 1-7296, Form 10-K for 2008, Nicor Gas Company, Exhibit 10.06.)

10.06	*	Nicor Gas Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2008. (File No. 1-7296, Form 10-Q for June 30, 2007, Nicor Gas Company, Exhibit 10.01.)

10.07	*	First Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan. (File No. 1-7296, Form 10-K for 2008, Nicor Gas Company, Exhibit 10.08.)

10.08	*	Second Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan. (File No. 1-7296, Form 10-K for 2008, Nicor Gas Company, Exhibit 10.09.)

10.09		Third Amendment to the Northern Illinois Gas Company Directors’ Deferred Compensation Plan.

10.10	*	3-Year Credit Agreement dated as of April 23, 2010. (File No. 1-7296, Form 10-Q for March 31, 2010, Nicor Gas Company, Exhibit 10.01.)

10.11	*	364-Day Credit Agreement Dated as of April 23, 2010. (File No. 1-7296, Form 10-Q for March 31, 2010, Nicor Gas Company, Exhibit 10.02.)

10.12	*	Final Allocation Agreement between Nicor Gas and Commonwealth Edison Company dated as of January 3, 2008. (File No. 1-7296, Form 10-K for 2007, Nicor Gas Company, Exhibit 10.15.)

Exhibit
Number		Description of Document

10.13	*	Agreement between Nicor Gas and Local Union 19 of the International Brotherhood of Electrical Workers 2009-2014. (File No. 1-7296, Form 10-K for 2009, Nicor Gas Company, Exhibit 10.13.)

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

23.01		Consent of Independent Registered Public Accounting Firm.

24.01		Powers of Attorney.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

*
These exhibits have been previously filed with the SEC as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference.  The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.