Form 10-Q
period 2011-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2011-05-04
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

ALJ.  Administrative Law Judge.

Chicago Hub.  A venture of Nicor Gas, which provides natural gas storage and transmission-related services to marketers and other gas distribution companies.

Degree day.  The extent to which the daily average temperature falls below 65 degrees Fahrenheit.  Normal weather for Nicor Gas’ service territory, for purposes of this report, is considered to be 5,600 degree days per year.

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

Nicor Gas.  Northern Illinois Gas Company (doing business as Nicor Gas Company), or the registrant.

ii

Nicor Services.  Nicor Energy Services Company, a wholly owned business of Nicor that, directly or through subsidiaries, provides customer move connection services for utilities and product warranty contracts, heating, ventilation and air conditioning repair, maintenance and installation services and equipment to retail markets, including residential and small commercial customers.

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

SEC.  The United States Securities and Exchange Commission.

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Income (Unaudited)
(millions)

	Three months ended
	March 31
	2011	2010

Operating revenues (includes revenue taxes of $74.9 and $73.9, respectively)	$915.8	$1,068.8

Operating expenses
Cost of gas	640.0	787.9
Operating and maintenance	83.3	63.2
Depreciation	47.1	46.0
Taxes, other than income taxes	79.2	77.9
Income tax expense	22.2	31.7
	871.8	1,006.7

Operating income	44.0	62.1

Other income (expense), net
Other income	.4	.5
Other expense	(.5)	(.7)
Income tax benefit on other income	-	.1
	(.1)	(.1)

Interest expense
Interest on debt, net of amounts capitalized	8.6	9.0
Other	(2.1)	.1
	6.5	9.1

Net income	$37.4	$52.9

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Three months ended
	March 31
	2011	2010

Operating activities
Net income	$37.4	$52.9
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	47.1	46.0
Deferred income tax expense	6.7	.2
Changes in assets and liabilities:
Receivables, less allowances	(64.4)	(52.7)
Gas in storage	117.7	102.9
Deferred/accrued gas costs	22.2	36.6
Derivative instruments	(6.2)	71.3
Margin accounts - derivative instruments	7.6	(50.8)
Other assets	23.3	9.0
Accounts payable	(71.6)	(114.6)
Customer credit balances and deposits	(34.2)	(57.8)
Temporary LIFO inventory liquidation	233.3	229.9
Other liabilities	30.7	38.4
Other items	4.3	2.1
Net cash flow provided from operating activities	353.9	313.4

Investing activities
Additions to property, plant and equipment	(39.5)	(33.6)
Other investing activities	.8	.8
Net cash flow used for investing activities	(38.7)	(32.8)

Financing activities
Proceeds from issuing long-term debt	75.0	-
Disbursements to retire long-term debt	(75.0)	-
Net repayments of commercial paper	(271.3)	(266.0)
Net repayments of loan from affiliates	(18.4)	-
Dividends paid	(25.0)	(15.0)
Other financing activities	(.5)	-
Net cash flow used for financing activities	(315.2)	(281.0)

Net decrease in cash and cash equivalents	-	(.4)

Cash and cash equivalents, beginning of period	.1	.6

Cash and cash equivalents, end of period	$.1	$.2

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)
	March 31	December 31	March 31
	2011	2010	2010
Assets
Gas distribution plant, at cost	$4,754.8	$4,733.6	$4,614.9
Less accumulated depreciation	1,901.9	1,879.1	1,824.6
Gas distribution plant, net	2,852.9	2,854.5	2,790.3

Current assets
Cash and cash equivalents	.1	.1	.2
Receivables, less allowances of $38.4, $25.2 and $49.6, respectively	444.8	378.4	456.7
Receivables - affiliates	7.5	9.5	7.0
Gas in storage	1.5	119.2	1.8
Derivative instruments	4.8	7.4	1.0
Margin accounts - derivative instruments	43.8	49.8	80.1
Other	78.1	98.7	102.9
Total current assets	580.6	663.1	649.7

Regulatory postretirement asset	189.4	193.3	191.5
Other assets	139.5	144.0	166.4

Total assets	$3,762.4	$3,854.9	$3,797.9

Capitalization and Liabilities
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$498.5	$498.4	$423.3
Mandatorily redeemable preferred stock	1.8	1.8	2.1
Total long-term obligations	500.3	500.2	425.4
Nonredeemable preferred stock	1.4	1.4	1.4
Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	488.1	471.6	496.7
Accumulated other comprehensive loss	(6.6)	(7.1)	(7.5)
Total common equity	665.8	648.8	673.5
Total capitalization	1,167.5	1,150.4	1,100.3

Current liabilities
Long-term obligations due within one year	.3	.3	75.5
Short-term debt - affiliates	21.6	40.0	-
Short-term debt - other	153.7	425.0	228.0
Accounts payable	163.5	239.0	149.8
Customer credit balances and deposits	76.4	110.6	83.9
Temporary LIFO inventory liquidation	233.3	-	229.9
Derivative instruments	44.6	50.4	107.3
Other	150.9	112.1	170.7
Total current liabilities	844.3	977.4	1,045.1

Deferred credits and other liabilities
Regulatory asset retirement liability	855.5	843.9	815.2
Deferred income taxes	377.1	364.7	340.0
Health care and other postretirement benefits	230.9	229.7	200.0
Asset retirement obligation	192.6	190.6	183.9
Other	94.5	98.2	113.4
Total deferred credits and other liabilities	1,750.6	1,727.1	1,652.5

Commitments and contingencies

Total capitalization and liabilities	$3,762.4	$3,854.9	$3,797.9

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	PROPOSED MERGER WITH AGL RESOURCES

In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources, which Nicor expects will be complete in the second half of 2011.  In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustments in certain circumstances.

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies and the receipt of various regulatory approvals.  AGL Resources filed a registration statement with the SEC to register the AGL Resources common stock to be issued in the merger, and the SEC permitted that registration to become effective on April 29, 2011.  AGL Resources and Nicor also filed their pre-merger notifications under the Hart-Scott-Rodino Antitrust Improvements Act and were granted early termination of the waiting period on April 18, 2011.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  On April 28, 2011, the Staff of the ICC and several intervenors who are participating in the proceeding submitted initial testimony, which is available on the ICC’s website, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  Rebuttal testimony from the joint applicants will be submitted to the ICC in late May.  The ICC has eleven months to act upon the application.

The merger may also be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.  For example, AGL Resources provided a voluntary notice of the merger to the New Jersey Board of Public Utilities (“NJBPU”), which included a description of the transaction, described the benefits of the transaction and explained why AGL Resources does not believe that the approval of the NJBPU is required to complete the merger.  AGL Resources provided a similar notice to the Maryland Public Service Commission.  It is possible that one or more state commissions will open proceedings to determine whether they have jurisdiction over the merger.  In the event that any reviewing authorities are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will permit the applicable statutory waiting periods to expire or that the reviewing authorities will terminate the applicable statutory waiting periods at all, or otherwise approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

The Merger Agreement contains certain termination rights for both Nicor and AGL Resources, and further provides for the payment of fees and expenses upon termination under specified circumstances.  For additional information relating to the proposed merger, please see the joint proxy statement / prospectus contained in the registration statement on Form S-4 that was filed with the SEC by AGL Resources on April 29, 2011.

Company personnel are participating in efforts to develop integration plans for the combined entity.  No adjustments have been made to the financial statements as a result of the proposed merger.

2.	BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of Nicor Gas have been prepared by the company pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.  The unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the financial statements and the notes thereto included in the company’s 2010 Annual Report on Form 10-K.

The information furnished reflects, in the opinion of the company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

The company’s management evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

3.	ACCOUNTING POLICIES

Gas in storage.  Gas inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of March 31, 2011 is expected to be restored prior to year-end.

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

The company had regulatory assets and liabilities as follows (in millions):

	March 31	December 31	March 31
	2011	2010	2010
Regulatory assets - current
Regulatory postretirement asset	$21.1	$21.1	$20.6
Deferred gas costs	-	6.5	-
Bad debt rider	-	-	28.3
Other	10.8	7.4	6.9
Regulatory assets - noncurrent
Regulatory postretirement asset	189.4	193.3	191.5
Deferred gas costs	-	1.4	20.6
Deferred environmental costs	20.8	25.0	19.9
Unamortized losses on reacquired debt	12.8	13.1	14.0
Other	9.8	9.6	13.3
	$264.7	$277.4	$315.1

Regulatory liabilities - current
Regulatory asset retirement liability	$17.2	$17.2	$14.5
Accrued gas costs	14.3	-	27.9
Bad debt rider	23.3	16.4	-
Other	4.6	7.7	8.2
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	855.5	843.9	815.2
Regulatory income tax liability	14.5	18.2	21.2
Bad debt rider	13.4	11.7	3.1
Other	1.3	.9	.7
	$944.1	$916.0	$890.8

All items listed above are classified in Other on the Condensed Consolidated Balance Sheets, with the exception of the noncurrent portions of the Regulatory postretirement asset and the Regulatory asset retirement liability, which are stated separately.

The ICC does not presently allow Nicor Gas the opportunity to earn a return on its regulatory postretirement asset.  This regulatory postretirement asset is expected to be recovered from ratepayers over a period of approximately 9 to 12 years.  The regulatory assets related to debt are not included in rate base, but are recovered over the term of the debt through the rate of return authorized by the ICC.  Nicor Gas is allowed to recover and is required to pay, using short-term interest rates, the carrying costs related to temporary under or overcollections of natural gas costs, certain environmental costs and energy efficiency program costs charged to its customers.  However, there is no interest associated with the under or overcollections of bad debt expense.

Revenue recognition.  Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $108.3 million, $141.8 million and $100.1 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three months ended March 31, 2011 and 2010 were $73.7 million and $72.8 million, respectively.

Derivative instruments.  Cash flows from derivative instruments are recognized in the Condensed Consolidated Statements of Cash Flows, and gains and losses are recognized in the Condensed Consolidated Statements of Income, in the same categories as the underlying transactions.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and probable future correlation of cash flows from the derivative instrument to changes in the expected future cash flows of the hedged item.  To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is reported as a component of accumulated other comprehensive income.  Ineffectiveness, if any, is immediately recognized in operating income.  The amount in accumulated other comprehensive income is reclassified to earnings when the forecasted transaction is recognized in the Condensed Consolidated Statements of Income, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring.  If the forecasted transaction is no longer expected to occur, the amount in accumulated other comprehensive income is immediately reclassified to operating income.

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

Credit risk and concentrations.  Nicor Gas has a diversified customer base and the company believes that it maintains prudent credit policies which mitigate customer receivable, supplier performance and derivative counterparty credit risk.  The company is exposed to credit risk in the event a customer or supplier defaults on a contract to pay for or deliver product at agreed-upon terms and conditions, or a counterparty to a derivative instrument defaults on a settlement or otherwise fails to perform under contractual terms.  To manage this risk, the company has established procedures to determine and monitor the creditworthiness of counterparties, to seek guarantees or collateral back-up in the form of cash or letters of credit and to limit its exposure to any one counterparty.  Nicor Gas also, in some instances, enters into netting arrangements to mitigate counterparty credit risk.  Fair value measurements consider credit risk.  For assets and liabilities not carried at fair value, credit losses are accrued when probable and reasonably estimable.

On February 2, 2010, the ICC approved a bad debt rider that was filed in 2009 by Nicor Gas.  The bad debt rider provides for the recovery from (or refund to) customers of the difference between Nicor Gas’ actual bad debt experience on an annual basis and the benchmark bad debt expense included in its rates for the respective year.

4.	SHORT-TERM AND LONG-TERM DEBT

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

In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $153.7 million, $425.0 million and $228.0 million of commercial paper borrowings outstanding at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor.  Under this system, at March 31, 2011 and December 31, 2010, Nicor Gas had owed $21.6 million and $40.0 million, respectively, to Nicor which is payable on demand.  Interest expense related to this loan was insignificant for the three months ended March 31, 2011.

The company believes it is in compliance with all debt covenants.

5.	INCOME TAXES

The effective income tax rate for the three months ended March 31, 2011 and 2010 was 37.4 percent.  The March 31, 2011 income tax rate compared to the prior year includes lower forecasted annual pretax income (which causes a lower effective income tax rate since tax credits are a larger share of pretax income) offset by the increase to the Illinois state income tax rate.  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At March 31, 2011, the years that remain subject to examination include years beginning after 2006 for the IRS and the IDR.  The company had no liability for unrecognized tax benefits at March 31, 2011.  The company does not believe that it is reasonably possible that a significant change in the liability for unrecognized tax benefits could occur within 12 months.

The balance of unamortized investment tax credits at March 31, 2011, December 31, 2010 and March 31, 2010 was $23.8 million, $24.3 million and $24.7 million, respectively.

6.	FAIR VALUE MEASUREMENTS

The fair value of commodity derivative assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2011
Assets	$3.1	$.4	$4.4	$7.9

Liabilities	$24.2	$23.2	$.2	$47.6

December 31, 2010
Assets	$1.3	$2.7	$4.3	$8.3

Liabilities	$27.0	$26.9	$.3	$54.2

March 31, 2010
Assets	$.1	$-	$1.2	$1.3

Liabilities	$59.8	$71.6	$1.0	$132.4

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

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 3 – Accounting Policies – Derivative instruments and Credit risk and concentrations.

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances (in millions):

	Three months ended March 31
	2011	2010

Beginning of period	$4.0	$(.3)
Net realized/unrealized gains (losses)
Included in regulatory assets and liabilities	2.9	(1.3)
Settlements	(2.7)	1.8
End of period	$4.2	$.2

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments (in millions):

	March 31	December 31	March 31
	2011	2010	2010
Assets
Margin accounts - derivative instruments	$43.8	$49.8	$80.1
Other - noncurrent	5.8	7.4	25.6

In addition, the recorded amount of short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at March 31, 2011, December 31, 2010 and March 31, 2010 was $500 million.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $544 million, $554 million and $530 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

7.	DERIVATIVE INSTRUMENTS

A description of the company’s objectives and strategies for using derivative instruments, and related accounting policies, is included in Note 3 – Accounting Policies – Derivative instruments and Credit risk and concentrations.  All derivatives recognized on the Condensed Consolidated Balance Sheets are measured at fair value, as described in Note 6 – Fair Value Measurements.

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are classified as shown in the table below (in millions):

	March 31	December 31	March 31
	2011	2010	2010
Derivatives designated as hedging instruments
Liabilities
Derivative instruments	$.6	$.9	$1.5
Other - noncurrent	-	-	.2
	$.6	$.9	$1.7

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$4.8	$7.4	$1.0
Other - noncurrent	3.1	.9	.3
	$7.9	$8.3	$1.3

Liabilities
Derivative instruments	$44.0	$49.5	$105.8
Other - noncurrent	3.0	3.8	24.9
	$47.0	$53.3	$130.7

Volumes.  As of March 31, 2011, December 31, 2010 and March 31, 2010, Nicor Gas held outstanding derivative contracts of approximately 54 Bcf, 49 Bcf and 67 Bcf, respectively, to hedge natural gas purchases for customer use, with hedges spanning approximately three years for each of the respective periods.  Commodity price-risk exposure arising from Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 1.4 Bcf, 0.8 Bcf and 1.5 Bcf as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  The above volumes exclude contracts, such as variable-priced contracts, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Condensed Consolidated Statements of Income - cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Condensed Consolidated Statements of Income.  Cash flow hedges are used by Nicor Gas to hedge purchases of natural gas for company use.  Amounts related to such hedges were immaterial for the three months ended March 31, 2011 and 2010.

Condensed Consolidated Statements of Income - derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Gains and losses recognized in income were immaterial for the three months ended March 31, 2011 and 2010.

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net gains (losses) deferred for the three months ended March 31, 2011 and 2010 were $3.5 million and $(90.3) million, respectively.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of March 31, 2011, December 31, 2010 and March 31, 2010 for agreements with such features, derivative contracts with liability fair values totaled approximately $9 million, $12 million and $42 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $9 million, $11 million and $42 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost included the following components (in millions):

	Pension benefits		Health care and other benefits
	2011	2010	2011	2010
Three months ended March 31
Service cost	$2.5	$2.4	$.6	$.6
Interest cost	4.1	4.0	3.1	3.0
Expected return on plan assets	(7.8)	(7.2)	-	-
Recognized net actuarial loss	2.4	3.0	1.5	1.0
Amortization of prior service cost	.1	.1	-	-
Net benefit cost	$1.3	$2.3	$5.2	$4.6

The Health Care Act contains provisions that may impact Nicor Gas’ obligation for retiree health care benefits.  The company does not currently believe these provisions will materially increase its postretirement benefit obligation, but will continue to evaluate the impact of future regulations and interpretations.

9.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended March 31
	2011	2010

Net income	$37.4	$52.9
Other comprehensive income (loss), after tax	.5	(.5)
Total comprehensive income	$37.9	$52.4

Other comprehensive income (loss) consists of net gains and losses from derivative financial instruments accounted for as cash flow hedges and gains and losses from postretirement benefits.

10.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the three months ended March 31, 2011 and 2010, Nicor Gas had net charges to affiliates of $7.2 million and $4.0 million, respectively.

Key executives and managerial employees of Nicor Gas participate in Nicor’s stock-based compensation plans.  Nicor Gas recognized compensation expense of $1.2 million and $0.8 million in operating and maintenance expense related to these stock-based compensation plans for the three months ended March 31, 2011 and 2010, respectively.

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

Nicor Gas had no deposits in the Nicor cash management pool at March 31, 2011, December 31, 2010 and March 31, 2010.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three months ended March 31, 2011 and 2010, Nicor Gas recorded no interest income.

At March 31, 2011 and December 31, 2010, Nicor Gas had owed $21.6 million and $40.0 million, respectively, to Nicor.  Nicor Gas records interest expense from such loans at the lower of Nicor Gas’ commercial paper rate or Nicor’s actual interest cost for the funds obtained or used to provide the cash advance to Nicor Gas.  Interest expense on advances from Nicor for the three months ended March 31, 2011 was insignificant.

Under their utility-bill management products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three months ended March 31, 2011 and 2010, Nicor Gas recorded revenues of $14.0 million and $16.7 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.

As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes.  For the three months ended March 31, 2011 and 2010, Nicor Advanced Energy paid Nicor Gas $2.0 million and $2.1 million, respectively, for such items.  Additionally, Nicor Advanced Energy may pay or receive inventory imbalance adjustments.  There were no such charges for the three months ended March 31, 2011 and 2010.

Nicor Gas enters into routine transactions with Nicor Enerchange that are governed by terms of an ICC order.  For the three months ended March 31, 2010, net commodity-based charges from Nicor Enerchange were $3.9 million.  Such charges for the three months ended March 31, 2011 were insignificant.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the three months ended March 31, 2011 and 2010, charges from Nicor Enerchange for administration of the Chicago Hub were $0.1 million and $0.2 million, respectively.  Nicor Gas also charged Nicor Enerchange for certain storage services at the Chicago Hub.  Such charges for the three months ended March 31, 2011 and 2010 were insignificant.

For the three months ended March 31, 2011 and 2010, Horizon Pipeline charged Nicor Gas $2.6 million for natural gas transportation under rates that have been accepted by the FERC.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

11.	REGULATORY PROCEEDINGS

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which will be refunded over a 12-month period beginning June 2011.

12.	GUARANTEES AND INDEMNITIES

In certain instances, Nicor Gas has undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which the company may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to ongoing coal tar cleanup, as discussed in Note 13 – Contingencies – Manufactured Gas Plant Sites.  Nicor Gas believes that the likelihood of payment under its other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

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

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas sought a reimbursement of approximately $6 million, which included interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  In September 2009, the staff of the ICC, IAGO and CUB submitted direct testimony to the ICC requesting refunds of $109 million, $255 million and $286 million, respectively.  In April 2011, Nicor Gas filed its rebuttal testimony in which it disputed the refund claims asserted in the direct testimony of the staff of the ICC, IAGO and CUB and reasserted the company’s claim for a reimbursement set forth in its direct testimony.  No date has been set for evidentiary hearings on this matter.

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2011.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of March 31, 2011, Nicor Gas had remaining an estimated liability of $0.5 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits that were filed on August 29, 2000, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

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

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.  As of March 31, 2011, the company had recorded a liability in connection with these matters of $28.1 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers, subject to annual prudence reviews.

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

Nicor Services Warranty Product Actions.  In the first quarter of 2011, three putative class actions were filed in state court in Cook County, Illinois against Nicor Services and Nicor Gas, and in one case against Nicor.  The plaintiffs purport to represent a class of customers of Nicor Gas who purchased appliance warranty and service plans from Nicor Services and/or a class of customers of Nicor Gas who purchased Gas Line Comfort Guard from Nicor Services.  In these actions, the plaintiffs variously allege that the marketing, sale and billing of the Nicor Services appliance warranty and service plans and Gas Line Comfort Guard violate the Illinois Consumer Fraud and Deceptive Business Practices Act, constitute common law fraud and result in unjust enrichment of Nicor Gas and Nicor Services.  The plaintiffs seek, on behalf of the classes they purport to represent, actual and punitive damages, interest, costs, attorneys fees and injunctive relief.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of the Nicor Gas 2010 Annual Report on Form 10-K.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

RESULTS OF OPERATIONS

Operating income and net income are presented below (in millions):

	Three months ended March 31
	2011	2010

Operating income	$44.0	$62.1

Net income	$37.4	$52.9

Net income decreased $15.5 million for the three months ended March 31, 2011 compared to the prior year due to higher operating and maintenance expense ($20.1 million pretax increase of which $31.7 million pretax relates to the absence of 2010’s recovery of 2008 and 2009 bad debt expense under the bad debt rider), lower margin ($5.9 million pretax decrease) and higher depreciation expense ($1.1 million pretax increase), partially offset by lower interest expense ($2.6 million pretax decrease).

Proposed merger with AGL Resources.  In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources, which Nicor expects will be complete in the second half of 2011.  In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustments in certain circumstances.

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies and the receipt of various regulatory approvals.  AGL Resources filed a registration statement with the SEC to register the AGL Resources common stock to be issued in the merger, and the SEC permitted that registration to become effective on April 29, 2011.  AGL Resources and Nicor also filed their pre-merger notifications under the Hart-Scott-Rodino Antitrust Improvements Act and were granted early termination of the waiting period on April 18, 2011.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  On April 28, 2011, the Staff of the ICC and several intervenors who are participating in the proceeding submitted initial testimony, which is available on the ICC’s website, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  Rebuttal testimony from the joint applicants will be submitted to the ICC in late May.  The ICC has eleven months to act upon the application.

The merger may also be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.  For example, AGL Resources provided a voluntary notice of the merger to the New Jersey

Board of Public Utilities (“NJBPU”), which included a description of the transaction, described the benefits of the transaction and explained why AGL Resources does not believe that the approval of the NJBPU is required to complete the merger.  AGL Resources provided a similar notice to the Maryland Public Service Commission.  It is possible that one or more state commissions will open proceedings to determine whether they have jurisdiction over the merger.  In the event that any reviewing authorities are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will permit the applicable statutory waiting periods to expire or that the reviewing authorities will terminate the applicable statutory waiting periods at all, or otherwise approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

The Merger Agreement contains certain termination rights for both Nicor and AGL Resources, and further provides for the payment of fees and expenses upon termination under specified circumstances.  For additional information relating to the proposed merger, please see the joint proxy statement / prospectus contained in the registration statement on Form S-4 that was filed with the SEC by AGL Resources on April 29, 2011.

Company personnel are participating in efforts to develop integration plans for the combined entity.  No adjustments have been made to the financial statements as a result of the proposed merger.

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which will be refunded over a 12-month period beginning June 2011.

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

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Operating revenues decreased $153.0 million for the three months ended March 31, 2011 compared to the prior year due primarily to lower natural gas costs (approximately $170 million decrease), partially offset by the impact of colder weather (approximately $20 million increase).

Margin.  Nicor Gas utilizes a measure it refers to as “margin” to evaluate the operating income impact of revenues.  Revenues include natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and revenue taxes, for which Nicor Gas earns a small administrative fee.  These items often cause significant fluctuations in revenues, with equal and offsetting fluctuations in cost of gas and revenue tax expense, with no direct impact on margin.  The company has a franchise gas cost recovery rider, a rider to recover the costs associated with energy efficiency programs and a bad debt rider.  Changes in revenue included in margin attributable to these items are offset by changes within operating and maintenance expense, with generally no impact on operating income.

A reconciliation of revenues and margin follows (in millions):

	Three months ended March 31
	2011	2010

Revenues	$915.8	$1,068.8
Cost of gas	(640.0)	(787.9)
Revenue tax expense	(73.7)	(72.9)
Margin	$202.1	$208.0

Margin decreased $5.9 million for the three months ended March 31, 2011 compared to the prior year.  Margin includes the revenue from the riders noted above which totaled $1.4 million and $9.4 million for the three months ended March 31, 2011 and 2010, respectively.  Margin excluding those riders increased $2.1 million compared to the prior year due to the impact of colder weather (approximately $3 million increase).

Operating and maintenance expense.  Operating and maintenance expense increased $20.1 million for the three months ended March 31, 2011 compared to the prior year.  Operating and maintenance expense related to riders noted above decreased $8.0 million.  Operating and maintenance expense excluding such riders increased $28.1 million for the three months ended March 31, 2011 compared to the prior year due to the absence of 2010’s recovery of 2008 and 2009 bad debt expense under the bad debt rider ($31.7 million), partially offset by lower bad debt expense ($2.6 million decrease) and lower company-use and storage-related gas costs ($1.1 million decrease).  Total bad debt expense for the three months ended March 31, 2011 was $26.9 million compared to $1.4 million in the prior year.  Bad debt expense in 2011 includes $27.1 million, based on gas distribution revenues recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $(0.2) million of expense which is equal to the revenue recognized under the bad debt rider.  Bad debt expense in 2010 includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009; $29.7 million, based on gas distribution revenues recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $3.4 million of expense which is equal to the revenue recognized under the bad debt rider.

Income tax expense.  The effective income tax rate for the three months ended March 31, 2011 and 2010 was 37.4 percent.  The March 31, 2011 income tax rate compared to the prior year includes lower forecasted annual pretax income (which causes a lower effective income tax rate since tax credits are a larger share of pretax income) offset by the increase to the Illinois state income tax rate.  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

Interest expense.  Interest expense decreased $2.6 million for the three months ended March 31, 2011 compared to the prior year due primarily to an interest refund related to income tax matters ($2.2 million decrease).

Nicor Gas Company
Operating Statistics

	Three months ended
	March 31
	2011	2010
Operating revenues (millions)
Sales
Residential	$603.3	$715.9
Commercial	153.9	185.3
Industrial	18.9	21.9
	776.1	923.1
Transportation
Residential	13.6	14.3
Commercial	24.9	24.6
Industrial	10.9	10.5
Other	.7	1.4
	50.1	50.8
Other revenues
Revenue taxes	74.9	73.9
Environmental cost recovery	5.6	6.9
Chicago Hub	1.1	1.5
Other	8.0	12.6
	89.6	94.9
	$915.8	$1,068.8
Deliveries (Bcf)
Sales
Residential	96.1	90.7
Commercial	24.9	24.0
Industrial	3.3	3.0
	124.3	117.7
Transportation
Residential	11.2	11.2
Commercial	37.8	36.4
Industrial	31.0	29.8
	80.0	77.4
	204.3	195.1
Customers at end of period (thousands)
Sales
Residential	1,794	1,775
Commercial	135	132
Industrial	8	8
	1,937	1,915
Transportation
Residential	204	213
Commercial	47	49
Industrial	4	5
	255	267
	2,192	2,182

Other statistics
Degree days	3,199	3,026
Colder than normal (1)	10%	4%
Average gas cost per Mcf sold	$5.05	$6.57

(1) Normal weather for Nicor Gas' service territory, for purposes of this report, is considered to be 5,600 degree days per year.

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

Net cash flow provided from operating activities increased $40.5 million for the three months ended March 31, 2011 compared to the prior year.  The significant factors contributing to the increase in cash flow are primarily a result of changes in natural gas prices and include:
•	an increase of $58 million from changes in margin accounts as a result of a decrease in unrealized losses on derivative instruments;
•	an increase of $43 million from lower cash used to pay accounts payable balances;
•	a decrease of $92 million from variations associated with the timing of collections of gas costs under Nicor Gas’ PGA rider.

Investing activities.  Net cash flow used for investing activities increased $5.9 million for the three months ended March 31, 2011 compared to the prior year.

Financing activities.  The current credit ratings for Nicor Gas have not changed since the filing of the 2010 Annual Report on Form 10-K.  Nicor Gas’ access to financing at competitive rates is, in part, dependent on its credit ratings.

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

Nicor Gas believes it is in compliance with all debt covenants.  Nicor Gas’s long-term debt agreements do not include rating triggers or material adverse change provisions.

Short-term debt.  In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $153.7 million, $425.0 million and $228.0 million of commercial paper borrowings outstanding at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  During the first quarter of 2011, the commercial paper borrowing levels ranged from $425 million to $107 million and averaged $297 million.  During the first quarter of 2010, the commercial paper borrowing levels ranged from $494 million to $183 million and averaged $366 million.  The average borrowing levels are calculated using average daily balances for each day during the period.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor.  Under this system, at March 31, 2011 and December 31, 2010, Nicor Gas had owed $21.6 million and $40.0 million, respectively, to Nicor which is payable on demand.  During the first quarter of 2011, the borrowing levels of this loan ranged from $54 million to $19 million and averaged $43 million.

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

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties have intervened in the proceeding (the “operating agreement proceeding”) and are seeking modifications on a prospective basis to the operating agreement.  Among the proposals are several by the ICC Staff and intervenors that would preclude Nicor Gas from continuing to provide certain services to support warranty products that are sold by Nicor Services.  Specifically, Nicor Services currently uses Nicor Gas personnel to assist in some sales solicitation for these warranty products and to provide repair services for some of these products.  Nicor Gas does not believe these proposed modifications are appropriate and is opposing them.  This proceeding is not expected to have a material impact on Nicor Gas’ results of operations, cash flows and financial condition.  As the ICC will be required to evaluate future transactions between Nicor Gas and its affiliates in connection with the joint application of AGL Resources, Nicor and Nicor Gas for approval of the merger of AGL Resources and Nicor (the “merger proceeding”), the ICC ALJ assigned to the merger proceeding has determined to address the matters raised in the operating agreement proceeding in the merger proceeding.

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

Health Care Reform Legislation.  In March 2010, the Health Care Act was signed into law resulting in comprehensive health care reform.  The Health Care Act contains provisions that may impact Nicor Gas’ obligation for retiree health care benefits.  The company does not currently believe these provisions will materially increase its postretirement benefit obligation, but will continue to evaluate the impact of future regulations and interpretations.

Synthetic Natural Gas Plant Legislation.  In January 2011, the Illinois House and Senate passed legislation regarding two proposed synthetic natural gas plants.  The legislation was vetoed by the governor in March 2011.  The legislation would have required Nicor Gas and other major Illinois natural gas utilities to either:  (a) submit to rate cases in 2011, 2013 and 2015, or (b) purchase under long-term contracts (30 years for one plant and 10 years for the other) natural gas from the plants at a cost that may exceed the market price of natural gas.

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

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas sought a reimbursement of approximately $6 million, which included interest due to the company, as noted above, of $1.6 million, as of March 31, 2007.  In September 2009, the staff of the ICC, IAGO and CUB submitted direct testimony to the ICC requesting refunds of $109 million, $255 million and $286 million, respectively.  In April 2011, Nicor Gas filed its rebuttal testimony in which it disputed the refund claims asserted in the direct testimony of the staff of the ICC, IAGO and CUB and reasserted the company’s claim for a reimbursement set forth in its direct testimony.  No date has been set for evidentiary hearings on this matter.

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of March 31, 2011.

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

Nicor Services Warranty Product Actions.  Information about warranty product contingencies is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies – Nicor Services Warranty Product Actions.

Other. The company is involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 13 – Contingencies – Other.

CRITICAL ACCOUNTING ESTIMATES

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2010 Annual Report on Form 10-K for a discussion of the company’s critical accounting estimates.

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

Specifically with respect to the proposed merger between Nicor and AGL Resources, the company’s expectations are subject to future events, risks and uncertainties, and there are several factors – many beyond the company’s control – that could cause results to differ significantly from its expectations. Such events, risks and uncertainties include, but are not limited to:

•	the possibility that the company’s business may suffer as a result of the uncertainty surrounding the merger;

•	the possibility that AGL Resources and Nicor will not receive the regulatory approvals required to complete the merger or that the merger will not be consummated for other reasons;

•	the possibility of adverse decisions in pending and potential state and federal class action lawsuits, including shareholder suits, relating to the merger; and

•	the possibility that the company may not be able to maintain relationships with its employees, suppliers, or customers as a result of the uncertainty surrounding the merger.

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

There has been no material change in the company's exposure to market risk since the filing of the 2010 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.                Legal Proceedings

See Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 1 – Proposed Merger with AGL Resources and Note 13 – Contingencies and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters, which are incorporated herein by reference.

Item 6.                Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006. (File No. 1-7296, Form 10-Q for June 30, 2006, Nicor Gas Company, Exhibit 3.01.)

3.02	*	Nicor Gas Company Amended and Restated By-laws effective as of December 1, 2007. (File No. 1-7296, Form 8-K for November 29, 2007, Nicor Gas Company, Exhibit 3.1.)

10.01		First Amendment to 3-Year Credit Agreement dated as of April 19, 2011.

10.02		364-Day Credit Agreement dated as of April 19, 2011.

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

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

Nicor Gas Company

May 4, 2011	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)