Form 10-Q
period 2011-06-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2011-08-03
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

SEC.  The United States Securities and Exchange Commission.

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Income (Unaudited)
(millions)

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Operating revenues (includes revenue taxes of $31.4, $23.9, $106.3 and $97.8, respectively)	$358.9	$299.5	$1,274.7	$1,368.3

Operating expenses
Cost of gas	181.8	118.9	821.8	906.8
Operating and maintenance	65.9	78.9	149.2	142.1
Depreciation	47.1	45.9	94.2	91.9
Taxes, other than income taxes	35.7	28.2	114.9	106.1
Income tax expense	7.8	6.8	30.0	38.5
Total operating expenses	338.3	278.7	1,210.1	1,285.4

Operating income	20.6	20.8	64.6	82.9

Other income (expense), net
Other income	.3	.8	.7	1.3
Other expense	(.4)	(.2)	(.9)	(.9)
Income tax benefit (expense) on other income	.1	(.3)	.1	(.2)
Total other income (expense), net	-	.3	(.1)	.2

Interest expense
Interest on debt, net of amounts capitalized	8.0	9.0	16.6	18.0
Other	.1	.1	(2.0)	.2
Total interest expense	8.1	9.1	14.6	18.2

Net income	$12.5	$12.0	$49.9	$64.9

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Six months ended
	June 30
	2011	2010

Operating activities
Net income	$49.9	$64.9
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	94.2	91.9
Deferred income tax expense (benefit)	11.8	(5.5)
Changes in assets and liabilities:
Receivables, less allowances	176.3	215.4
Gas in storage	109.0	93.2
Deferred/accrued gas costs	9.5	37.0
Derivative instruments	(22.9)	9.6
Margin accounts - derivative instruments	19.6	(11.2)
Other assets	4.2	23.2
Accounts payable	(18.2)	(51.5)
Customer credit balances and deposits	(26.9)	(40.2)
Temporary LIFO inventory liquidation	88.6	87.7
Other liabilities	26.1	10.0
Other items	(1.5)	(1.8)
Net cash flow provided from operating activities	519.7	522.7

Investing activities
Additions to property, plant & equipment	(84.1)	(76.1)
Other investing activities	2.1	1.6
Net cash flow used for investing activities	(82.0)	(74.5)

Financing activities
Proceeds from issuing long-term debt	75.0	-
Disbursements to retire long-term debt	(75.0)	-
Net repayments of commercial paper	(359.0)	(387.0)
Net repayments of loan from affiliates	(31.1)	-
Debt issuance costs	(1.5)	(3.6)
Dividends paid	(45.8)	(58.0)
Other financing activities	(.3)	-
Net cash flow used for financing activities	(437.7)	(448.6)

Net decrease in cash and cash equivalents	-	(.4)

Cash and cash equivalents, beginning of period	.1	.6

Cash and cash equivalents, end of period	$.1	$.2

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	June 30	December 31	June 30
	2011	2010	2010
Assets
Gas distribution plant, at cost	$4,795.3	$4,733.6	$4,646.1
Less accumulated depreciation	1,922.3	1,879.1	1,843.4
Gas distribution plant, net	2,873.0	2,854.5	2,802.7

Current assets
Cash and cash equivalents	.1	.1	.2
Receivables, less allowances of $39.3, $25.2 and $48.0, respectively	205.5	378.4	189.0
Receivables - affiliates	6.1	9.5	6.6
Gas in storage	10.2	119.2	11.5
Derivative instruments	6.0	7.4	4.0
Margin accounts - derivative instruments	33.8	49.8	52.6
Other	79.2	98.7	93.9
Total current assets	340.9	663.1	357.8

Regulatory postretirement asset	185.6	193.3	187.6
Other assets	158.9	144.0	145.4

Total assets	$3,558.4	$3,854.9	$3,493.5

Capitalization and Liabilities
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$498.5	$498.4	$423.3
Mandatorily redeemable preferred stock	1.5	1.8	1.8
Total long-term obligations	500.0	500.2	425.1
Non-redeemable preferred stock	1.4	1.4	1.4
Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	482.6	471.6	484.7
Accumulated other comprehensive loss	(6.5)	(7.1)	(7.1)
Total common equity	660.4	648.8	661.9
Total capitalization	1,161.8	1,150.4	1,088.4

Current liabilities
Long-term obligations due within one year	.3	.3	75.3
Short-term debt - affiliates	8.9	40.0	-
Short-term debt - other	66.0	425.0	107.0
Accounts payable	218.6	239.0	212.9
Customer credit balances and deposits	83.7	110.6	101.5
Temporary LIFO inventory liquidation	88.6	-	87.7
Derivative instruments	30.0	50.4	62.4
Other	108.5	112.1	108.6
Total current liabilities	604.6	977.4	755.4

Deferred credits and other liabilities
Regulatory asset retirement liability	866.9	843.9	825.7
Deferred income taxes	384.3	364.7	336.8
Health care and other postretirement benefits	231.5	229.7	201.0
Asset retirement obligation	195.0	190.6	186.2
Other	114.3	98.2	100.0
Total deferred credits and other liabilities	1,792.0	1,727.1	1,649.7

Commitments and contingencies

Total capitalization and liabilities	$3,558.4	$3,854.9	$3,493.5

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	PROPOSED MERGER WITH AGL RESOURCES

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

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies and the receipt of various regulatory approvals.  AGL Resources filed a registration statement with the SEC to register the AGL Resources common stock to be issued in the merger, and the SEC permitted that registration to become effective on April 29, 2011.  AGL Resources and Nicor also filed their pre-merger notifications under the Hart-Scott-Rodino Antitrust Improvements Act and were granted early termination of the waiting period on April 18, 2011.  The approvals from Nicor shareholders and AGL Resources shareholders required in connection with the merger were received on June 14, 2011.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  The Staff of the ICC and several intervenors who are participating in the proceeding have submitted testimony, which is available on the ICC’s website, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  The ICC has eleven months to act upon the application.

The merger may also be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.  For example, AGL Resources provided a voluntary notice of the merger to the New Jersey Board of Public Utilities (“NJBPU”), which included a description of the transaction, described the benefits of the transaction and explained why AGL Resources does not believe that the approval of the NJBPU is required to complete the merger.  AGL Resources provided a similar notice to the Maryland Public Service Commission, which then issued a letter stating that it had reviewed the notification of proposed merger filed by AGL Resources and after considering the matter, noted the transaction.  It is possible that one or more state commissions will open proceedings to determine whether they have jurisdiction over the merger.  In the event that any reviewing authorities are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will permit the applicable statutory waiting periods to expire or that the reviewing authorities will terminate the applicable statutory waiting periods at all, or otherwise approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

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

Gas in storage.  Gas inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  The inventory decrement as of June 30, 2011 is expected to be restored prior to year-end.

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

The company had regulatory assets and liabilities as follows (in millions):

	June 30	December 31	June 30
	2011	2010	2010
Regulatory assets - current
Regulatory postretirement asset	$21.1	$21.1	$20.6
Deferred gas costs	-	6.5	-
Bad debt rider	-	-	18.7
Other	10.5	7.4	7.2
Regulatory assets - noncurrent
Regulatory postretirement asset	185.6	193.3	187.6
Deferred gas costs	-	1.4	7.8
Deferred environmental costs	45.5	25.0	23.1
Unamortized losses on reacquired debt	12.6	13.1	13.7
Other	8.5	9.6	12.4
	$283.8	$277.4	$291.1

Regulatory liabilities - current
Regulatory asset retirement liability	$17.2	$17.2	$14.5
Accrued gas costs	1.3	-	15.5
Bad debt rider	26.6	16.4	-
Other	2.4	7.7	12.8
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	866.9	843.9	825.7
Regulatory income tax liability	13.8	18.2	20.2
Bad debt rider	10.7	11.7	3.1
Other	1.2	.9	.8
	$940.1	$916.0	$892.6

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

Revenue recognition. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $27.8 million, $141.8 million and $30.4 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and six months ended June 30, 2011 were $31.0 million and $104.7 million, respectively, and $23.5 million and $96.4 million, respectively, for the same periods in 2010.

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

In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $66 million, $425 million and $107 million of commercial paper borrowings outstanding at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor.  Under this system, at June 30, 2011 and December 31, 2010, Nicor Gas had owed $8.9 million and $40.0 million, respectively, to Nicor which is payable on demand.  Interest expense related to this loan was insignificant for the three and six months ended June 30, 2011.

The company believes it is in compliance with all debt covenants.

5.	INCOME TAXES

The effective income tax rate for the three months ended June 30, 2011 increased to 37.8 percent from 37.1 percent for the prior-year period. The effective income tax rate for the six months ended June 30, 2011 increased to 37.5 percent from 37.4 percent for the prior-year period.  The higher effective income tax rate for the three and six months ended June 30, 2011 is due primarily to the increase to the Illinois state income tax rate, partially offset by lower forecasted annual pretax income (which causes a lower effective income tax rate since tax credits are a larger share of pretax income).  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At June 30, 2011, the years that remain subject to examination include years beginning after 2006 for the IRS and the IDR.  The company had no liability for unrecognized tax benefits at June 30, 2011.  The company does not believe that it is reasonably possible that a significant change in the liability for unrecognized tax benefits could occur within 12 months.

The balance of unamortized investment tax credits at June 30, 2011, December 31, 2010 and June 30, 2010 was $23.4 million, $24.3 million and $24.2 million, respectively.

6.	FAIR VALUE MEASUREMENTS

The fair value of commodity derivative assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2011
Assets	$.7	$.8	$7.2	$8.7

Liabilities	$19.7	$11.8	$.2	$31.7

December 31, 2010
Assets	$1.3	$2.7	$4.3	$8.3

Liabilities	$27.0	$26.9	$.3	$54.2

June 30, 2010
Assets	$.8	$.3	$3.7	$4.8

Liabilities	$33.8	$39.0	$1.4	$74.2

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances (in millions):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010

Beginning of period	$4.2	$.2	$4.0	$(.3)
Net realized/unrealized gains (losses) included in regulatory assets and liabilities	2.2	.5	5.1	(.8)
Settlements, net of purchases**	.6	1.6	(2.1)	3.4
End of period	$7.0	$2.3	$7.0	$2.3

** There were no purchases for the three and six months ended June 30, 2011.

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments (in millions):

	June 30	December 31	June 30
	2011	2010	2010
Assets
Margin accounts - derivative instruments	$33.8	$49.8	$52.6
Other - noncurrent	3.8	7.4	13.5

In addition, the recorded amount of short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at June 30, 2011, December 31, 2010 and June 30, 2010 was $500 million.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $566 million, $554 million and $561 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

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

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are classified as shown in the table below (in millions):

	June 30	December 31	June 30
	2011	2010	2010
Derivatives designated as hedging instruments
Liabilities
Derivative instruments	$.5	$.9	$1.1
Other - noncurrent	-	-	.2
	$.5	$.9	$1.3

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$6.0	$7.4	$4.0
Other - noncurrent	2.7	.9	.8
	$8.7	$8.3	$4.8

Liabilities
Derivative instruments	$29.5	$49.5	$61.3
Other - noncurrent	1.7	3.8	11.6
	$31.2	$53.3	$72.9

Volumes.  As of June 30, 2011, December 31, 2010 and June 30, 2010, Nicor Gas held outstanding derivative contracts of approximately 43 Bcf, 49 Bcf and 53 Bcf, respectively, to hedge natural gas purchases for customer use, with hedges spanning as long as three years.  Commodity price-risk exposure arising from Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 1.3 Bcf, 0.8 Bcf and 1.5 Bcf as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  The above volumes exclude contracts, such as variable-priced contracts, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Condensed Consolidated Statements of Income - cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Condensed Consolidated Statements of Income.  Cash flow hedges are used by Nicor Gas to hedge purchases of natural gas for company use.  Amounts related to such hedges were immaterial for the three and six months ended June 30, 2011 and 2010.

Condensed Consolidated Statements of Income - derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Gains and losses recognized in income were immaterial for the three and six months ended June 30, 2011 and 2010.

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net gains (losses) deferred for the three and six months ended June 30, 2011 were $(7.2) million and $(3.6) million, respectively, and $16.2 million and $(74.1) million, respectively, for the same periods in 2010.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of June 30, 2011, December 31, 2010 and June 30, 2010 for agreements with such features, derivative contracts with liability fair values totaled approximately $5 million, $12 million and $22 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $4 million, $11 million and $21 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost included the following components (in millions):

	Pension benefits		Health care and other benefits
	2011	2010	2011	2010
Three months ended June 30
Service cost	$2.5	$2.5	$.6	$.5
Interest cost	4.1	4.0	3.0	2.9
Expected return on plan assets	(7.8)	(7.3)	-	-
Recognized net actuarial loss	2.4	2.9	1.5	1.1
Amortization of prior service cost	.1	.1	.1	.1
Net benefit cost	$1.3	$2.2	$5.2	$4.6

Six months ended June 30
Service cost	$5.0	$4.9	$1.2	$1.1
Interest cost	8.2	8.0	6.1	5.9
Expected return on plan assets	(15.6)	(14.5)	-	-
Recognized net actuarial loss	4.8	5.9	3.0	2.1
Amortization of prior service cost	.2	.2	.1	.1
Net benefit cost	$2.6	$4.5	$10.4	$9.2

The Health Care Act contains provisions that may impact Nicor Gas’ obligation for retiree health care benefits.  The company does not currently believe these provisions will materially increase its postretirement benefit obligation, but will continue to evaluate the impact of future regulations and interpretations.

9.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Net income	$12.5	$12.0	$49.9	$64.9
Other comprehensive income (loss), after tax	.1	.4	.6	(.1)
Total comprehensive income	$12.6	$12.4	$50.5	$64.8

Other comprehensive income (loss) consists of net gains and losses from derivative financial instruments accounted for as cash flow hedges and gains and losses from postretirement benefits.

10.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the three and six months ended June 30, 2011, Nicor Gas had net charges to affiliates of $2.4 million and $9.6 million, respectively, and $4.2 million and $8.2 million, respectively, for the same periods in 2010.

Key executives and managerial employees of Nicor Gas participate in Nicor’s stock-based compensation plans.  Nicor Gas recognized compensation expense of $1.0 million and $2.2 million for the three and six months ended June 30, 2011, respectively, in operating and maintenance expense related to these stock-based compensation plans and $1.2 million and $2.0 million, respectively, for the same periods in 2010.
`
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

Nicor Gas had no deposits in the Nicor cash management pool at June 30, 2011, December 31, 2010 and June 30, 2010.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three and six months ended June 30, 2011 and 2010, Nicor Gas recorded no interest income.

At June 30, 2011 and December 31, 2010, Nicor Gas had owed $8.9 million and $40.0 million, respectively, to Nicor.  Nicor Gas records interest expense from such loans at the lower of Nicor Gas’ commercial paper rate or Nicor’s actual interest cost for the funds obtained or used to provide the cash advance to Nicor Gas.  Interest expense on advances from Nicor for the three and six months ended June 30, 2011 was insignificant.

Under their utility-bill management products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three and six months ended June 30, 2011, Nicor Gas recorded revenues of $6.9 million and $20.9 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.  For the three and six months ended June 30, 2010, such revenues were $5.7 million and $22.4 million, respectively.

As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes.  For the three and six months ended June 30, 2011, Nicor Advanced Energy paid Nicor Gas $1.3 million and $3.3 million, respectively, and $1.4 million and $3.5 million, respectively, for the same periods in 2010 for such items.  Additionally, Nicor Advanced Energy may pay or receive inventory imbalance adjustments.  There were no such charges for the three and six months ended June 30, 2011 and 2010.

Nicor Gas enters into routine transactions with Nicor Enerchange that are governed by terms of an ICC order.  For both the three and six months ended June 30, 2011, net commodity-based charges from Nicor Enerchange were $0.2 million.  For the three and six months ended June 30, 2010, net commodity-based charges to (from) Nicor Enerchange were $0.2 million and $(3.7) million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the three and six months ended June 30, 2011, charges from Nicor Enerchange for administration of the Chicago Hub were $0.2 million and $0.3 million, respectively, and $0.1 million and $0.3 million, respectively, for the same periods in 2010.  Nicor Gas also charged Nicor Enerchange for certain storage services at the Chicago Hub.  Such charges for the three and six months ended June 30, 2011 and 2010 were insignificant.

In both 2011 and 2010, Horizon Pipeline charged Nicor Gas $2.6 million and $5.2 million, respectively, for the three and six months ended June 30 for natural gas transportation under rates that have been accepted by the FERC.

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which is being refunded over a 12-month period beginning June 2011.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2011.

Mercury.  Nicor Gas has incurred, and expects to continue to incur, costs related to its historical use of mercury in various kinds of company equipment.

As of June 30, 2011, Nicor Gas had remaining an estimated liability of $0.5 million related to inspection, cleanup and legal defense costs.  This represents management’s best estimate of future costs based on an evaluation of currently available information.  Actual costs may vary from this estimate.  Nicor Gas remains a defendant in several private lawsuits that were filed on August 29, 2000, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer subject to certain limitations.

The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

Manufactured Gas Plant Sites.  Manufactured gas plants were used in the 1800s and early to mid 1900s to produce manufactured gas from coal, creating a coal tar byproduct.  Current environmental laws may require the cleanup of coal tar at certain former manufactured gas plant sites.

Nicor Gas has identified properties for which it may have some responsibility.  Most of these properties are not presently owned by the company.  Nicor Gas and Commonwealth Edison Company (“ComEd”) are parties to an agreement to cooperate in cleaning up residue at many of these properties.  The agreement allocates to Nicor Gas 51.73 percent of cleanup costs for 24 sites, no portion of the cleanup costs for 14 other sites and 50 percent of general remediation program costs that do not relate exclusively to particular sites.  Information regarding preliminary site reviews has been presented to the Illinois Environmental Protection Agency for certain properties.  More detailed investigations and remedial activities are complete, in progress or planned at many of these sites.  The results of the detailed site-by-

site investigations will determine the extent additional remediation is necessary and provide a basis for estimating additional future costs.

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

As of June 30, 2011, the company had recorded a liability in connection with these matters of $52.9 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers.  Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company’s financial condition or results of operations.

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

Nicor Services Warranty Product Actions.  In the first quarter of 2011, three putative class actions were filed in state court in Cook County, Illinois against Nicor Services and Nicor Gas, and in one case against Nicor.  The plaintiffs purport to represent a class of customers of Nicor Gas who purchased appliance warranty and service plans from Nicor Services and/or a class of customers of Nicor Gas who purchased the Gas Line Comfort Guard product from Nicor Services.  In these actions, the plaintiffs variously allege that the marketing, sale and billing of the Nicor Services appliance warranty and service plans and Gas Line Comfort Guard violate the Illinois Consumer Fraud and Deceptive Business Practices Act, constitute common law fraud and result in unjust enrichment of Nicor Gas and Nicor Services.  The plaintiffs seek, on behalf of the classes they purport to represent, actual and punitive damages, interest, costs, attorneys fees and injunctive relief.  While the company is unable to predict the outcome of these matters or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of these matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

RESULTS OF OPERATIONS

Operating income and net income are presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Operating income	$20.6	$20.8	$64.6	$82.9

Net income	$12.5	$12.0	$49.9	$64.9

Net income increased $0.5 million for the three months ended June 30, 2011 compared to the prior year due to lower operating and maintenance expense ($13.0 million pretax decrease) and lower interest expense ($1.0 million pretax decrease), partially offset by lower margin ($11.0 million pretax decrease) and higher depreciation expense ($1.2 million pretax increase).  Net income decreased $15.0 million for the six months ended June 30, 2011 compared to the prior year due to lower margin ($16.9 million pretax decrease), higher operating and maintenance expense ($7.1 million pretax increase) and higher depreciation expense ($2.3 million pretax increase), partially offset by lower interest expense ($3.6 million pretax decrease).

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

Completion of the proposed merger is conditioned upon, among other things, shareholder approval by both companies and the receipt of various regulatory approvals.  AGL Resources filed a registration statement with the SEC to register the AGL Resources common stock to be issued in the merger, and the SEC permitted that registration to become effective on April 29, 2011.  AGL Resources and Nicor also filed their pre-merger notifications under the Hart-Scott-Rodino Antitrust Improvements Act and were granted early termination of the waiting period on April 18, 2011.  The approvals from Nicor shareholders and AGL Resources shareholders required in connection with the merger were received on June 14, 2011.

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  The Staff of the ICC and several intervenors who are participating in the proceeding have submitted testimony, which is available on the ICC’s website, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  The ICC has eleven months to act upon the application.

The merger may also be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.  For example, AGL Resources provided a voluntary notice of the merger to the New Jersey Board of Public Utilities (“NJBPU”), which included a description of the transaction, described the benefits of the transaction and explained why AGL Resources does not believe that the approval of the NJBPU is required to complete the merger.  AGL Resources provided a similar notice to the Maryland Public Service Commission, which then issued a letter stating that it had reviewed the notification of proposed merger filed by AGL Resources and after considering the matter, noted the transaction.  It is possible that one or more state commissions will open proceedings to determine whether they have jurisdiction over the merger.  In the event that any reviewing authorities are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will permit the applicable statutory waiting periods to expire or that the reviewing authorities will terminate the applicable statutory waiting periods at all, or otherwise approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which is being refunded over a 12-month period beginning June 2011.

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

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review.  Operating revenues increased $59.4 million for the three months ended June 30, 2011 compared to the prior year due primarily to the impact of colder weather (approximately $50 million increase).  Operating revenues decreased $93.6 million for the six months ended June 30, 2011 compared to the prior year due primarily to lower natural gas costs (approximately $155 million decrease), partially offset by the impact of colder weather (approximately $70 million increase).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Revenues	$358.9	$299.5	$1,274.7	$1,368.3
Cost of gas	(181.8)	(118.9)	(821.8)	(906.8)
Revenue tax expense	(31.0)	(23.5)	(104.7)	(96.4)
Margin	$146.1	$157.1	$348.2	$365.1

Margin decreased $11.0 million for the three months ended June 30, 2011 compared to the prior year.  Margin includes the revenue from the riders noted above which totaled $0.5 million and $16.5 million for the three months ended June 30, 2011 and 2010, respectively.  Margin excluding those riders increased $5.0 million for the three months ended June 30, 2011 compared to the prior year due to the impact of colder weather (approximately $5 million increase).  Margin decreased $16.9 million for the six months ended June 30, 2011 compared to the prior year.  Revenue from the riders noted above totaled $1.9 million and $25.9 million for the six months ended June 30, 2011 and 2010, respectively.  Margin excluding those riders increased $7.1 million for the six months ended June 30, 2011 compared to the prior year due to the impact of colder weather (approximately $8 million increase).

Operating and maintenance expense.  Operating and maintenance expense decreased $13.0 million for the three months ended June 30, 2011 compared to the prior year.  Operating and maintenance expense related to riders noted above decreased $16.0 million for the three months ended June 30, 2011 compared to the prior year.  Excluding the impact of such riders, operating and maintenance expense increased $3.0 million for the three months ended June 30, 2011 compared to the prior year due primarily to higher bad debt expense ($2.4 million increase).  Total bad debt expense, including the impact of the bad debt rider, for the three months ended June 30, 2011 was $7.8 million compared to $17.3 million in the prior year.  Bad debt expense in 2011 and 2010 includes $10.0 million and $7.6 million, respectively, based on gas distribution revenues recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $(2.2) million and $9.7 million, respectively, of expense (income) which is equal to the revenue recognized under the bad debt rider.

Operating and maintenance expense increased $7.1 million for the six months ended June 30, 2011 compared to the prior year.  Operating and maintenance expense related to riders noted above decreased $24.0 million for the six months ended June 30, 2011 compared to the prior year.  Excluding the impact of such riders, operating and maintenance expense increased $31.1 million for the six months ended June 30, 2011 compared to the prior year due to the absence of 2010’s recovery of 2008 and 2009 bad debt expense under the bad debt rider ($31.7 million), partially offset by lower company-use and storage-related gas costs ($0.9 million decrease).  Total bad debt expense including the impact of the bad debt rider, for the six months ended June 30, 2011 was $34.7 million compared to $18.7 million in the prior year.  Bad debt expense in 2011 and 2010 includes $37.1 million and $37.3 million, respectively, based on gas distribution revenues recognized in the period, of the approximately $63 million annual expense assumed to be collected through base rates; and $(2.4) million and $13.1 million, respectively, of expense (income) which is equal to the revenue recognized under the bad debt rider.  Bad debt expense in 2010 also includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009.

Income tax expense.  The effective income tax rate for the three months ended June 30, 2011 increased to 37.8 percent from 37.1 percent for the prior-year period.  The effective income tax rate for the six months ended June 30, 2011 increased to 37.5 percent from 37.4 percent for the prior year period.  The higher effective income tax rate for the three and six months ended June 30, 2011 is due primarily to the increase to the Illinois state income tax rate, partially offset by lower forecasted annual pretax income (which causes a lower effective income tax rate since tax credits are a larger share of pretax income).  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

Interest expense.  Interest expense decreased $1.0 million for the three months ended June 30, 2011 compared to the prior year due to lower average interest rates.  Interest expense decreased $3.6 million for the six months ended June 30, 2011 compared to the prior year due primarily to an interest refund related to income tax matters and lower average interest rates.  Lower average interest rates were due to the February 2011 refinancing of $75 million First Mortgage Bonds.

Nicor Gas Company
Operating Statistics

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
Operating revenues (millions)
Sales
Residential	$219.8	$179.5	$823.1	$895.4
Commercial	54.3	40.7	208.2	226.0
Industrial	6.3	4.2	25.2	26.1
	280.4	224.4	1,056.5	1,147.5
Transportation
Residential	9.7	10.0	23.3	24.3
Commercial	16.1	15.2	41.0	39.8
Industrial	9.6	9.1	20.5	19.6
Other	1.3	-	2.0	1.4
	36.7	34.3	86.8	85.1
Other revenues
Revenue taxes	31.4	23.9	106.3	97.8
Environmental cost recovery	2.0	1.2	7.6	8.1
Chicago Hub	.2	.6	1.3	2.1
Other	8.2	15.1	16.2	27.7
	41.8	40.8	131.4	135.7
	$358.9	$299.5	$1,274.7	$1,368.3
Deliveries (Bcf)
Sales
Residential	27.7	20.2	123.8	110.9
Commercial	7.4	5.4	32.3	29.4
Industrial	1.0	.6	4.3	3.6
	36.1	26.2	160.4	143.9
Transportation
Residential	3.1	2.4	14.3	13.6
Commercial	13.6	11.1	51.4	47.5
Industrial	23.8	22.0	54.8	51.8
	40.5	35.5	120.5	112.9
	76.6	61.7	280.9	256.8
Customers at end of period (thousands)
Sales
Residential	1,794	1,777
Commercial	134	131
Industrial	8	8
	1,936	1,916
Transportation
Residential	200	208
Commercial	46	48
Industrial	4	5
	250	261
	2,186	2,177

Other statistics
Degree days	755	463	3,954	3,489
Colder (warmer) than normal (1)	22%	(25)%	12%	(1)%
Average gas cost per Mcf sold	$4.87	$4.39	$5.01	$6.17

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

Net cash flow provided from operating activities decreased $3.0 million for the six months ended June 30, 2011 compared to the prior year.  The significant factors contributing to the decrease in cash flow are primarily a result of changes in natural gas prices and include:
•	a decrease of $59 million from variations associated with the timing of collections of gas costs under Nicor Gas’ PGA rider;
•	a decrease of $39 million from changes in receivables due to higher receivables at the end of 2009 versus 2010 and higher receivables in June 2011 versus June 2010;
•	an increase of $33 million from higher cash used to pay accounts payable balances in the prior year;
•	an increase of $31 million from changes in margin accounts as a result of a decrease in unrealized losses on derivative instruments.

In addition, the company had lower volumes of gas in storage at the end of June 2011 compared to 2010.

Investing activities.  Net cash flow used for investing activities increased $7.5 million for the six months ended June 30, 2011 compared to the prior year.

Financing activities.  The current credit ratings for Nicor Gas have not changed since the filing of the 2010 Annual Report on Form 10-K.  In the second quarter of 2011, Standard & Poor’s affirmed their credit ratings for Nicor Gas.  Nicor Gas’ access to financing at competitive rates is, in part, dependent on its credit ratings.

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

Short-term debt.  In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $66 million, $425 million and $107 million of commercial paper borrowings outstanding at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor.  Under this system, at June 30, 2011 and December 31, 2010, Nicor Gas had owed $8.9 million and $40.0 million, respectively, to Nicor which is payable on demand.

Borrowing levels are presented below (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Commercial Paper
Maximum borrowing	$142.2	$218.0	$425.0	$494.0
Minimum borrowing	-	-	-	-
Average borrowing	32.0	81.4	163.6	222.8

Loan from Nicor
Maximum borrowing	$26.4	$10.0	$54.3	$10.0
Minimum borrowing	-	-	-	-
Average borrowing	11.6	.1	27.0	.1

The average borrowing levels are calculated using average daily balances for each day during the period.  The company expects that funding from commercial paper and related backup line-of-credit agreements will continue to be available in the foreseeable future.

OTHER MATTERS

Application for Approval of Energy Efficiency Plan.  On September 29, 2010, Nicor Gas filed an application with the ICC seeking approval of an energy efficiency plan.  The filing was made pursuant to an Illinois law enacted in 2009 that requires local gas distribution utilities to establish plans to achieve specified energy savings goals beginning in June 2011 and provides utilities with a rider to collect the costs of the plan from customers.  In May 2011, the ICC approved an energy efficiency plan for Nicor Gas.  Under its approved plan, the company estimates that it would bill approximately $155 million to customers under the rider, over a three year period commencing June 1, 2011, to fund the costs of various energy savings programs identified in the company’s filing.

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties intervened in the proceeding (the “operating agreement proceeding”) and sought modifications on a prospective basis to the operating agreement.  Among the proposals were several by the ICC Staff and intervenors that would preclude Nicor Gas from continuing to provide certain services to support warranty products that are sold by Nicor Services.  Specifically, Nicor Services currently uses Nicor Gas personnel to assist in some sales solicitation for these warranty products.  Nicor Gas opposes certain of the proposed modifications.  This proceeding is not expected to have a material impact on Nicor Gas’ results of operations, cash flows and financial condition.  As the ICC will be required to evaluate future transactions between Nicor Gas and its affiliates in connection with the joint application of AGL Resources, Nicor and Nicor Gas for approval of the merger of AGL Resources and Nicor (the “merger proceeding”), the ICC ALJ assigned to the merger proceeding has determined to address the matters raised in the operating agreement proceeding in the merger proceeding.

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

Synthetic Natural Gas Plant Legislation.  In July 2011, the governor of Illinois signed legislation regarding a proposed synthetic natural gas plant.  The new law requires Nicor Gas and other major Illinois natural gas utilities to either:  (a) submit to rate cases in 2012, 2014 and 2016, or (b) purchase synthetic natural gas from the plant under a 30-year firm contract approved by the Illinois Power Authority and the ICC at a cost that may exceed the market price of natural gas.  The new law provides that prices paid by the utilities for synthetic natural gas purchased from the plant under approved contracts are to be considered prudent and are not subject to review or disallowance by the ICC.  There is similar legislation regarding a second proposed synthetic natural gas plant that is pending the governor’s signature.

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

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of June 30, 2011.

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

Item 1A. Risk Factors

The following factors are updated risk factors related to the proposed merger with AGL Resources since the filing of the 2010 Annual Report on Form 10-K to reflect certain subsequent regulatory approvals, shareholder approval by both companies and the execution of a Memorandum of Understanding relating to the shareholder litigation.  The risks described below should be carefully considered in addition to the other risks described in the 2010 Annual Report on Form 10-K, other cautionary statements and risks described elsewhere, and the other information contained in this report and in Nicor Gas' other filings with the SEC, including its subsequent reports on Forms 10-Q and 8-K.  Additionally, see the joint proxy/prospectus contained in the registration statement on Form S-4 filed by AGL Resources on April 29, 2011.

Risks Related to the Proposed Merger with AGL Resources

The merger may not be completed, which could adversely affect Nicor’s business operations and stock price.

AGL Resources and Nicor have not yet obtained the approval of the ICC required to complete the merger.  The ICC could still seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger.  If this approval is not received, or it is not received on terms that satisfy the conditions set forth in the Merger Agreement, then neither AGL Resources nor Nicor will be obligated to complete the merger.

In addition, the Merger Agreement contains other customary closing conditions, which may not be satisfied or waived.  If AGL Resources and Nicor are unable to complete the merger, Nicor would be subject to a number of risks, including, but not limited to, the following:

•	the company would not realize the anticipated benefits of the merger, including, among other things, increased operating efficiencies;
•	the attention of Nicor Gas’ management may have been diverted to the merger rather than to its own operations and the pursuit of other opportunities that could have been beneficial to the company;
•	the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company; and
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

The merger is subject to receipt of consent or approval from governmental entities that could delay or prevent the completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

To complete the merger, AGL Resources and Nicor need to obtain approval from the ICC.

While the company believes that AGL Resources and Nicor will receive the required statutory approval, there can be no assurance as to the receipt or timing of the receipt of the approval.  If approval is received, the ICC may impose terms (i) that do not satisfy the conditions set forth in the Merger Agreement, which could permit AGL Resources or Nicor to terminate the Merger Agreement or (ii) that could reasonably be expected to have a detrimental impact on the combined company following completion of the merger. A substantial delay in obtaining the required approval or the imposition of unfavorable terms, conditions or restrictions contained in such approval could prevent the completion of the merger or have an adverse effect on the anticipated benefits of the merger, thereby impacting the business, financial condition or results of operations of the combined company.

The Department of Justice and the Federal Trade Commission have granted AGL Resources and Nicor early termination of the waiting period under the Hart-Scott-Rodino Act, the SEC has declared effective AGL Resources' registration statement on Form S-4, approval has been received from the California Public Utilities Commission to transfer ownership of Central Valley Gas Storage from Nicor to AGL Resources, and AGL Resources and Nicor held special shareholder meetings where the shareholders of both companies approved the merger. Additionally, the parties involved in the shareholder litigation have entered into an agreement to resolve all of the pending lawsuits, subject to court approval.

Even though the statutory antitrust law waiting period has expired, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest.

The merger may be subject to review by the governmental authorities of various other federal, state or local jurisdictions under the antitrust and utility regulation or other applicable laws of those jurisdictions.

AGL Resources provided a voluntary notice of the merger to the New Jersey Board of Public Utilities (“NJBPU”) and the Maryland Public Service Commission (“Maryland Commission”), which included a description of the transaction, described the benefits of the transaction and explained why AGL Resources does not believe that the approval of the NJBPU or Maryland Commission is required to complete the merger. In May 2011, the Maryland Commission issued a letter stating that it had reviewed the notification of proposed merger filed by AGL Resources and after considering the matter, noted the transaction. It is possible that the NJBPU will open proceedings to determine whether they have jurisdiction over the merger. In the event that they are determined to have jurisdiction over the merger transaction, there can be no assurance that the reviewing authorities will approve the merger without restrictions or conditions (which are difficult to predict or quantify) that would have a material adverse effect on the combined company if the merger were completed.

Item 6.    Exhibits

Exhibit
Number		Description of Document

3.01	*	Restated Articles of Incorporation of the company as filed with the Illinois Secretary of State on July 21, 2006. (File No. 1-7296, Form 10-Q for June 30, 2006, Nicor Gas Company, Exhibit 3.01.)

3.02	*	Nicor Gas Company Amended and Restated By-laws effective as of December 1, 2007. (File No. 1-7296, Form 8-K for November 29, 2007, Nicor Gas Company, Exhibit 3.1.)

12.01		Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.01		Rule 13a-14(a)/15d-14(a) Certification.

31.02		Rule 13a-14(a)/15d-14(a) Certification.

32.01		Section 1350 Certification.

32.02		Section 1350 Certification.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*
These exhibits have been previously filed with the SEC as exhibits to registration statements or to other filings with the SEC and are incorporated herein as exhibits by reference.  The file number and exhibit number of each such exhibit, where applicable, are stated, in parentheses, in the description of such exhibit.

** Pursuant to Rule 406T of Regulation S-T, these exhibits are deemed furnished, not filed.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nicor Gas Company

August 3, 2011	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)