Form 10-Q
period 2011-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2011-11-01
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

IPA.  Illinois Power Agency.

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

SEC.  The United States Securities and Exchange Commission.

SNG.  Substitute natural gas, a synthetic form of gas manufactured from coal.

iii

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Income (Unaudited)
(millions)

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Operating revenues (includes revenue taxes of $14.4, $14.0, $120.7 and $111.8, respectively)	$239.9	$233.5	$1,514.6	$1,601.8

Operating expenses
Cost of gas	92.9	75.5	914.7	982.3
Operating and maintenance	59.9	74.1	209.1	216.2
Depreciation	47.1	45.9	141.3	137.8
Taxes, other than income taxes	18.6	18.3	133.5	124.4
Other	-	(1.3)	-	(1.3)
Income tax expense	5.2	4.3	35.2	42.8
Total operating expenses	223.7	216.8	1,433.8	1,502.2

Operating income	16.2	16.7	80.8	99.6

Other income (expense), net
Other income	.5	.4	1.2	1.7
Other expense	(.2)	(.2)	(1.1)	(1.1)
Income tax expense on other income	(.2)	(.1)	(.1)	(.3)
Total other income (expense), net	.1	.1	-	.3

Interest expense
Interest on debt, net of amounts capitalized	8.1	9.1	24.7	27.1
Other	-	-	(2.0)	.2
Total interest expense	8.1	9.1	22.7	27.3

Net income	$8.2	$7.7	$58.1	$72.6

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(millions)

	Nine months ended
	September 30
	2011	2010

Operating activities
Net income	$58.1	$72.6
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation	141.3	137.8
Deferred income tax expense	17.1	8.4
Changes in assets and liabilities:
Receivables, less allowances	222.1	256.0
Gas in storage	(76.2)	(80.5)
Deferred/accrued gas costs	(9.2)	6.9
Derivative instruments	(19.0)	12.4
Margin accounts - derivative instruments	29.1	(13.4)
Other assets	6.8	14.2
Accounts payable	(33.6)	(70.8)
Customer credit balances and deposits	(2.0)	(10.5)
Other liabilities	24.9	2.3
Other items	(2.5)	(8.1)
Net cash flow provided from operating activities	356.9	327.3

Investing activities
Additions to property, plant & equipment	(139.8)	(124.5)
Other investing activities	3.9	3.1
Net cash flow used for investing activities	(135.9)	(121.4)

Financing activities
Proceeds from issuing long-term debt	75.0	-
Disbursements to retire long-term debt	(75.0)	-
Net repayments of commercial paper	(115.4)	(120.7)
Net repayments of loan from affiliates	(40.0)	-
Debt issuance costs	(1.5)	(3.7)
Dividends paid	(63.8)	(81.9)
Other financing activities	(.3)	-
Net cash flow used for financing activities	(221.0)	(206.3)

Net decrease in cash and cash equivalents	-	(.4)

Cash and cash equivalents, beginning of period	.1	.6

Cash and cash equivalents, end of period	$.1	$.2

The accompanying notes are an integral part of these statements.

Nicor Gas Company
Condensed Consolidated Balance Sheets (Unaudited)
(millions)

	September 30	December 31	September 30
	2011	2010	2010
Assets
Gas distribution plant, at cost	$4,841.7	$4,733.6	$4,680.3
Less accumulated depreciation	1,943.7	1,879.1	1,857.5
Gas distribution plant, net	2,898.0	2,854.5	2,822.8

Current assets
Cash and cash equivalents	.1	.1	.2
Receivables, less allowances of $25.0, $25.2 and $35.6, respectively	158.7	378.4	148.1
Receivables - affiliates	7.1	9.5	6.9
Gas in storage	195.4	119.2	185.2
Derivative instruments	2.7	7.4	3.1
Margin accounts - derivative instruments	27.5	49.8	58.8
Other	99.5	98.7	127.0
Total current assets	491.0	663.1	529.3

Regulatory postretirement asset	181.7	193.3	183.6
Other assets	154.9	144.0	137.9

Total assets	$3,725.6	$3,854.9	$3,673.6

Capitalization and Liabilities
Capitalization
Long-term obligations
Long-term debt, net of unamortized discount	$498.5	$498.4	$423.4
Mandatorily redeemable preferred stock	1.5	1.8	1.8
Total long-term obligations	500.0	500.2	425.2
Non-redeemable preferred stock	1.4	1.4	1.4
Common equity
Common stock	76.2	76.2	76.2
Paid-in capital	108.1	108.1	108.1
Retained earnings	472.9	471.6	468.4
Accumulated other comprehensive loss	(6.6)	(7.1)	(7.2)
Total common equity	650.6	648.8	645.5
Total capitalization	1,152.0	1,150.4	1,072.1

Current liabilities
Long-term obligations due within one year	.3	.3	75.3
Short-term debt - affiliates	-	40.0	-
Short-term debt - other	309.6	425.0	373.3
Accounts payable	205.8	239.0	193.6
Customer credit balances and deposits	108.6	110.6	131.2
Derivative instruments	30.8	50.4	68.6
Other	100.0	112.1	79.9
Total current liabilities	755.1	977.4	921.9

Deferred credits and other liabilities
Regulatory asset retirement liability	878.5	843.9	836.0
Deferred income taxes	392.4	364.7	353.6
Health care and other postretirement benefits	232.6	229.7	201.9
Asset retirement obligation	197.0	190.6	188.4
Other	118.0	98.2	99.7
Total deferred credits and other liabilities	1,818.5	1,727.1	1,679.6

Commitments and contingencies

Total capitalization and liabilities	$3,725.6	$3,854.9	$3,673.6

The accompanying notes are an integral part of these statements.

Nicor Gas Company

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	PROPOSED MERGER WITH AGL RESOURCES

In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources, which Nicor expects will be complete in the fourth quarter of 2011.  In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustments in certain circumstances.

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

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The ICC has eleven months to act upon the application, with their statutory deadline for action being December 16, 2011.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  The Staff of the ICC and several intervenors who are participating in the proceeding submitted testimony and legal briefs, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  On September 29, 2011, the ALJ assigned by the ICC to preside over the proceeding issued a proposed order recommending approval of the proposed merger.  The ALJ also recommended imposing the condition that Nicor Gas no longer be permitted to provide sales solicitation for Nicor Services’ warranty products.  On October 13, 2011, briefs were filed to comment on the proposed order.  Testimony and legal briefs of the parties and the ALJ’s proposed order are available on the ICC’s website.  In ruling on the merger application, the ICC may accept, modify or reject the proposed order recommended by the ALJ.

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

Gas in storage.  Gas inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the balance sheet as a temporary LIFO inventory liquidation.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.  At September 30, 2011 and 2010, there was no inventory decrement.

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

The company had regulatory assets and liabilities as follows (in millions):

	September 30	December 31	September 30
	2011	2010	2010
Regulatory assets - current
Regulatory postretirement asset	$21.1	$21.1	$20.6
Deferred gas costs	17.7	6.5	18.1
Bad debt rider	-	-	4.2
Other	9.7	7.4	7.2
Regulatory assets - noncurrent
Regulatory postretirement asset	181.7	193.3	183.6
Deferred gas costs	-	1.4	4.3
Deferred environmental costs	46.6	25.0	24.8
Unamortized losses on reacquired debt	12.3	13.1	13.4
Other	6.7	9.6	11.4
	$295.8	$277.4	$287.6

Regulatory liabilities - current
Regulatory asset retirement liability	$17.2	$17.2	$14.5
Bad debt rider	26.9	16.4	-
Other	2.3	7.7	11.5
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	878.5	843.9	836.0
Regulatory income tax liability	13.1	18.2	19.1
Bad debt rider	16.4	11.7	9.3
Other	1.5	.9	.9
	$955.9	$916.0	$891.3

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

Revenue recognition. Nicor Gas accrues revenues for estimated deliveries to customers from the date of their last bill until the balance sheet date.  Receivables include accrued unbilled revenues of $33.5 million, $141.8 million and $28.6 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Nicor Gas classifies revenue taxes billed to customers as operating revenues and related taxes incurred as operating expenses.  Revenue taxes included in operating expense for the three and nine months ended September 30, 2011 were $14.0 million and $118.7 million, respectively, and $13.8 million and $110.2 million, respectively, for the same periods in 2010.

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

In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $309.6 million, $425.0 million and $373.3 million of commercial paper borrowings outstanding at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor.  Under this system, at December 31, 2010, Nicor Gas had owed $40 million to Nicor which is payable on demand.  Interest expense related to this loan was insignificant for the three and nine months ended September 30, 2011.

The company believes it is in compliance with all debt covenants.

5.	INCOME TAXES

The effective income tax rate for the three months ended September 30, 2011 increased to 39.6 percent from 36.1 percent in the prior year.  Both periods reflect the impact of changes to forecasted annual pretax income identified in the respective quarters.  The year-to-date adjustment to income taxes recognized in the quarter resulting from these changes has a larger impact in quarters with lower income.  The effective income tax rate for the nine months ended September 30, 2011 increased to 37.8 percent from 37.2 percent in the prior year.  The higher effective income tax rate for the nine months ended September 30, 2011 is due primarily to the increase to the Illinois state income tax rate, partially offset by lower forecasted annual pretax income (which causes a lower effective income tax rate since tax credits are a larger share of pretax income).  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

The company's major tax jurisdictions include the United States and Illinois, with tax returns examined by the IRS and IDR, respectively.  At September 30, 2011, the years that remain subject to examination include years beginning after 2007 for the IRS and after 2006 for the IDR.  The company had no liability for unrecognized tax benefits at September 30, 2011.  The company does not believe that it is reasonably possible that a significant change in the liability for unrecognized tax benefits could occur within 12 months.

The balance of unamortized investment tax credits at September 30, 2011, December 31, 2010 and September 30, 2010 was $22.9 million, $24.3 million and $23.7 million, respectively.

6.	FAIR VALUE MEASUREMENTS

The fair value of commodity derivative assets and liabilities that are measured on a recurring basis are categorized in the table below (in millions) into three broad levels (with Level 1 considered the most reliable) based upon the valuation inputs.

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2011
Assets	$-	$.2	$4.3	$4.5

Liabilities	$20.5	$9.7	$1.2	$31.4

December 31, 2010
Assets	$1.3	$2.7	$4.3	$8.3

Liabilities	$27.0	$26.9	$.3	$54.2

September 30, 2010
Assets	$-	$.4	$3.4	$3.8

Liabilities	$38.8	$36.4	$.8	$76.0

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

The following table presents a reconciliation of the Level 3 beginning and ending net derivative asset (liability) balances (in millions):

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010

Beginning of period	$7.0	$2.3	$4.0	$(.3)
Net realized/unrealized gains (losses) included in regulatory assets and liabilities	(3.7)	(.9)	1.4	(1.7)
Settlements, net of purchases**	(1.2)	1.1	(3.3)	4.5
Transfers out of Level 3	1.0	.1	1.0	.1
End of period	$3.1	$2.6	$3.1	$2.6

** There were no purchases for the three and nine months ended September 30, 2011.

Transfers out of Level 3 reflect the liquidity at the relevant natural gas trading locations and dates which affects the significance of unobservable inputs used in the valuation.  Transfers out of Level 3 are determined using values at the end of the interim period in which the transfer occurred.

Nicor Gas maintains margin accounts related to financial derivative transactions.  The company’s policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  The following table represents the balance sheet classification of margin accounts related to derivative instruments (in millions):

	September 30	December 31	September 30
	2011	2010	2010
Assets
Margin accounts - derivative instruments	$27.5	$49.8	$58.8
Other - noncurrent	.6	7.4	9.5

In addition, the recorded amount of short-term borrowings approximates fair value.  Long-term debt outstanding, including current maturities, is recorded at the principal balance outstanding, net of unamortized discounts.  The principal balance of Nicor Gas’ First Mortgage Bonds outstanding at September 30, 2011, December 31, 2010 and September 30, 2010 was $500 million.  Based on quoted prices or market interest rates, the fair value of the company’s First Mortgage Bonds outstanding was approximately $621 million, $554 million and $575 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

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

Condensed Consolidated Balance Sheets.  Derivative assets and liabilities are classified as shown in the table below (in millions):

	September 30	December 31	September 30
	2011	2010	2010
Derivatives designated as hedging instruments
Liabilities
Derivative instruments	$.6	$.9	$1.3
Other - noncurrent	.1	-	.2
	$.7	$.9	$1.5

Derivatives not designated as hedging instruments
Assets
Derivative instruments	$2.7	$7.4	$3.1
Other - noncurrent	1.8	.9	.7
	$4.5	$8.3	$3.8

Liabilities
Derivative instruments	$30.2	$49.5	$67.3
Other - noncurrent	.5	3.8	7.2
	$30.7	$53.3	$74.5

Volumes.  As of September 30, 2011, December 31, 2010 and September 30, 2010, Nicor Gas held outstanding derivative contracts of approximately 30 Bcf, 49 Bcf and 48 Bcf, respectively, to hedge natural gas purchases for customer use, with hedges spanning as long as three years.  Commodity price-risk exposure arising from Nicor Gas’ natural gas purchases for company use is mitigated with derivative instruments that total to a net long position of 1.0 Bcf as of September 30, 2011 and 2010 and 0.8 Bcf as of December 31, 2010.  The above volumes exclude contracts, such as variable-priced contracts, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Condensed Consolidated Statements of Income - cash flow hedges.  Changes in the fair value of derivatives designated as a cash flow hedge are recognized in other comprehensive income until the hedged transaction is recognized in the Condensed Consolidated Statements of Income.  Cash flow hedges are used by Nicor Gas to hedge purchases of natural gas for company use.  Amounts related to such hedges were immaterial for the three and nine months ended September 30, 2011 and 2010.

Condensed Consolidated Statements of Income - derivatives not designated as hedges.  The earnings of the company are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used by Nicor Gas, to hedge purchases of natural gas for company use, are recorded within operating and maintenance expense.  Gains and losses recognized in income were immaterial for the three and nine months ended September 30, 2011 and 2010.

Nicor Gas’ derivatives used to hedge the purchase of natural gas for its customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net losses deferred for the three and nine months ended September 30, 2011 were $29.0 million and $32.6 million, respectively, and $47.5 million and $121.6 million, respectively, for the same periods in 2010.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require the company to post collateral if the company’s net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby the company would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if the company’s credit rating was to be lowered.  As of September 30, 2011, December 31, 2010 and September 30, 2010 for agreements with such features, derivative contracts with liability fair values totaled approximately $3 million, $12 million and $17 million, respectively, for which the company had posted no collateral to its counterparties.  If it was assumed that the company had to post the maximum contractually specified collateral or settle the liability, the company would have been required to pay approximately $3 million, $11 million and $16 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operating and maintenance expense, net of amounts charged to affiliates.  Net benefit cost included the following components (in millions):

	Pension benefits		Health care and other benefits
	2011	2010	2011	2010
Three months ended September 30
Service cost	$2.4	$2.4	$.6	$.6
Interest cost	4.1	4.0	3.1	3.0
Expected return on plan assets	(7.7)	(7.2)	-	-
Recognized net actuarial loss	2.5	3.0	1.5	1.0
Amortization of prior service cost	.1	.1	-	-
Net benefit cost	$1.4	$2.3	$5.2	$4.6

	Pension benefits		Health care and other benefits
	2011	2010	2011	2010
Nine months ended September 30
Service cost	$7.4	$7.3	$1.8	$1.7
Interest cost	12.3	12.0	9.2	8.9
Expected return on plan assets	(23.3)	(21.7)	-	-
Recognized net actuarial loss	7.3	8.9	4.5	3.1
Amortization of prior service cost	.3	.3	.1	.1
Net benefit cost	$4.0	$6.8	$15.6	$13.8

The Health Care Act contains provisions that may impact Nicor Gas’ obligation for retiree health care benefits.  The company does not currently believe these provisions will materially increase its postretirement benefit obligation, but will continue to evaluate the impact of future regulations and interpretations.

9.	COMPREHENSIVE INCOME

Total comprehensive income is as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Net income	$8.2	$7.7	$58.1	$72.6
Other comprehensive income (loss), after tax	(.1)	(.1)	.5	(.2)
Total comprehensive income	$8.1	$7.6	$58.6	$72.4

Other comprehensive income (loss) consists of net gains and losses from derivative financial instruments accounted for as cash flow hedges and gains and losses from postretirement benefits.

10.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, under the terms of an agreement approved by the ICC, Nicor Gas enters into transactions with Nicor and its other wholly owned subsidiaries for the use of facilities and services.  The charges for these transactions are cost-based, except where the charging party has a prevailing price for which the facility or service is provided to the general public.  In addition, Nicor charges Nicor Gas and its other wholly owned subsidiaries for the cost of corporate overheads.  Corporate overheads are allocated to Nicor’s subsidiaries based upon a formula approved by the ICC.  For the three and nine months ended September 30, 2011, Nicor Gas had net charges to (from) affiliates of $0.1 million and $9.7 million, respectively, and $(0.4) million and $7.8 million, respectively, for the same periods in 2010.

Key executives and managerial employees of Nicor Gas participate in Nicor’s stock-based compensation plans.  Nicor Gas recognized compensation expense of $1.4 million and $3.6 million for the three and nine months ended September 30, 2011, respectively, in operating and maintenance expense related to these stock-based compensation plans and $1.6 million and $3.6 million, respectively, for the same periods in 2010.

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

Nicor Gas had no deposits in the Nicor cash management pool at September 30, 2011, December 31, 2010 and September 30, 2010.  Nicor Gas records interest income from deposits in the Nicor cash management pool at a rate of interest equal to the higher of Nicor’s commercial paper rate or a market rate of return on a short-term investment.  For the three and nine months ended September 30, 2011 and 2010, Nicor Gas recorded no interest income.

At December 31, 2010, Nicor Gas had owed $40.0 million to Nicor.  Nicor Gas records interest expense from such loans at the lower of Nicor Gas’ commercial paper rate or Nicor’s actual interest cost for the funds obtained or used to provide the cash advance to Nicor Gas.  Interest expense on advances from Nicor for the three and nine months ended September 30, 2011 was insignificant.

Under their utility-bill management products, Nicor Solutions pays Nicor Gas for the utility bills issued to the utility-bill management customers.  For the three and nine months ended September 30, 2011, Nicor Gas recorded revenues of $3.4 million and $24.3 million, respectively, associated with the payments Nicor Solutions makes to Nicor Gas on behalf of its customers.  For the three and nine months ended September 30, 2010, such revenues were $3.2 million and $25.6 million, respectively.

As a natural gas supplier, Nicor Advanced Energy pays Nicor Gas for delivery charges, administrative charges and applicable taxes.  For the three and nine months ended September 30, 2011, Nicor Advanced Energy paid Nicor Gas $1.2 million and $4.5 million, respectively, and $1.2 million and $4.7 million, respectively, for the same periods in 2010.  Additionally, Nicor Advanced Energy may pay or receive inventory imbalance adjustments.  For both the three and nine months ended September 30, 2011, Nicor Advanced Energy received $0.1 million from Nicor Gas.  For both the three and nine months ended September 30, 2010, Nicor Advanced Energy received $0.3 million from Nicor Gas for such items.

Nicor Gas enters into routine transactions with Nicor Enerchange that are governed by terms of an ICC order.  For the three months ended September 30, 2011, net commodity-based charges from Nicor Enerchange were $0.2 million.  Such charges for the nine months ended September 30, 2011 were insignificant.  For the three and nine months ended September 30, 2010, net commodity-based charges to (from) Nicor Enerchange were $0.6 million and $(3.1) million, respectively.  Additionally, Nicor Enerchange administers the Chicago Hub for Nicor Gas in accordance with an agreement approved by the ICC.  For the three and nine months ended September 30, 2011, charges from Nicor Enerchange for administration of the Chicago Hub were $0.1 million and $0.4 million, respectively, and $0.2 million and $0.5 million, respectively, for the same periods in 2010.  Nicor Gas also charged Nicor Enerchange for certain storage services at the Chicago Hub.  Such charges for the three and nine months ended September 30, 2011 and 2010 were insignificant.

In both 2011 and 2010, Horizon Pipeline charged Nicor Gas $2.6 million and $7.8 million, respectively, for the three and nine months ended September 30 for natural gas transportation under rates that have been accepted by the FERC.

In addition, certain related parties may acquire regulated utility services at rates approved by the ICC.

11.	REGULATORY MATTERS

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which is being refunded over a 12-month period that began June 2011.

SNG plant legislation.  Nicor Gas signed an agreement in the third quarter of 2011 to purchase approximately 25 Bcf of SNG annually for a 10-year term beginning as early as 2015.  The counterparty intends to construct a 60 Bcf per year coal gasification plant in southern Illinois.  The project is expected to be financed by the counterparty with external debt and equity.  In addition, the final price of the SNG may exceed market prices and is dependent upon a variety of factors, including plant construction costs, and is not estimable.  However, this agreement complies with an Illinois statute that authorizes full recovery of the purchase costs; therefore the company expects to recover such costs.  Since the purchase agreement is contingent upon various milestones to be achieved by the counterparty to the agreement, the company’s obligation is not certain at this time.  While the purchase agreement is a variable interest in the counterparty, Nicor Gas has concluded, based on a qualitative evaluation, that it is not the primary beneficiary required to consolidate the counterparty.  No amount has been recognized on Nicor Gas’ balance sheet in connection with the purchase agreement.

On October 11, 2011, the IPA approved the form of a draft 30-year contract for the purchase of 20 Bcf per year of SNG from a second proposed plant.  The draft contract approved by the IPA has been submitted to the ICC for further approvals by that regulatory body.  The ICC is expected to approve a final form of contract for the second plant in 2012.

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

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas sought a reimbursement of approximately $6 million, which included interest due to the company, as noted above, of $1.6 million, as of March 31, 2007, and it reaffirmed this position in rebuttal testimony submitted in April 2011.  The staff of the ICC, IAGO and CUB submitted direct testimony to the ICC in April 2009 and rebuttal testimony in October 2011.  In rebuttal testimony, the staff of the ICC, IAOG, and CUB requested refunds of $85 million, $255 million and $305 million, respectively.  No date has been set for evidentiary hearings on this matter.

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2011.

Mercury.  Nicor Gas remains a defendant in several private lawsuits that were filed on August 29, 2000, all in the Circuit Court of Cook County, Illinois, seeking a variety of unquantified damages (including bodily injury and property damages) allegedly caused by mercury spillage resulting from the removal of mercury-containing regulators.  Potential liabilities relating to these claims have been assumed by a contractor’s insurer, subject to certain limitations.  The final disposition of these mercury-related matters is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

In April 2002, Nicor Gas was named as a defendant, together with ComEd, in a lawsuit brought by the Metropolitan Water Reclamation District of Greater Chicago (the “MWRDGC”) under the Federal Comprehensive Environmental Response, Compensation and Liability Act seeking recovery of past and future remediation costs and a declaration of the level of appropriate cleanup for a former manufactured gas plant site in Skokie, Illinois now owned by the MWRDGC.  In January 2003, the suit was amended to include a claim under the Federal Resource Conservation and Recovery Act.  The suit was filed in the United States District Court for the Northern District of Illinois.  In September 2011, Nicor Gas and ComEd entered into a settlement with the MWRDGC addressing the appropriate level of cleanup for this former manufactured gas plant site and the lawsuit has been dismissed.

As of September 30, 2011, the company had recorded a liability in connection with these matters of $52.7 million.  In accordance with ICC authorization, the company has been recovering, and expects to continue to recover, these costs from its customers.  Since costs and recoveries relating to the cleanup of manufactured gas plant sites are passed directly through to customers, subject to an annual ICC prudence review, the final disposition of manufactured gas plant matters is not expected to have a material impact on the company’s financial condition or results of operations.

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

Nicor Services Warranty Product Actions.  In the first quarter of 2011, three putative class actions were filed against Nicor Services and Nicor Gas, and in one case against Nicor.  In September 2011, the three cases were consolidated into a single class action pending in state court in Cook County, Illinois.  The plaintiffs purport to represent a class of customers of Nicor Gas who purchased appliance warranty and service plans from Nicor Services and/or a class of customers of Nicor Gas who purchased the Gas Line Comfort Guard product from Nicor Services.  In the consolidated action, the plaintiffs variously allege that the marketing, sale and billing of the Nicor Services appliance warranty and service plans and Gas Line Comfort Guard violate the Illinois Consumer Fraud and Deceptive Business Practices Act, constitute common law fraud and result in unjust enrichment of Nicor Gas and Nicor Services.  The plaintiffs seek, on behalf of the classes they purport to represent, actual and punitive damages, interest, costs, attorneys fees and injunctive relief.  While the company is unable to predict the outcome of this matter or to reasonably estimate its potential exposure related thereto, if any, and has not recorded a liability associated with this contingency, the final disposition of this matter is not expected to have a material adverse impact on the company’s liquidity or financial condition.

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

RESULTS OF OPERATIONS

Operating income and net income are presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Operating income	$16.2	$16.7	$80.8	$99.6

Net income	$8.2	$7.7	$58.1	$72.6

Net income increased $0.5 million for the three months ended September 30, 2011 compared to the prior year due to lower operating and maintenance expense ($14.2 million pretax decrease) and lower interest expense ($1.0 million pretax decrease), partially offset by lower margin ($11.2 million pretax decrease), the absence of a favorable mercury-related reserve adjustment recorded in 2010 ($1.3 million pretax), higher depreciation expense ($1.2 million pretax increase) and a higher effective income tax rate.  Net income decreased $14.5 million for the nine months ended September 30, 2011 compared to the prior year due to lower margin ($28.1 million pretax decrease), higher depreciation expense ($3.5 million pretax increase), the absence of a favorable mercury-related reserve adjustment recorded in 2010 ($1.3 million pretax) and a higher effective income tax rate, partially offset by lower operating and maintenance expense ($7.1 million pretax decrease) and lower interest expense ($4.6 million pretax decrease).

Proposed merger with AGL Resources.  In December 2010, Nicor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AGL Resources, which Nicor expects will be complete in the fourth quarter of 2011.  In accordance with the Merger Agreement, each share of Nicor common stock outstanding at the Effective Time (as defined in the Merger Agreement), other than shares to be cancelled and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive consideration consisting of (i) $21.20 in cash and (ii) 0.8382 shares of AGL Resources common stock, subject to adjustments in certain circumstances.

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

In January 2011, Nicor, Nicor Gas and AGL Resources filed a joint application with the ICC for approval of the proposed merger.  The approval by the ICC is a condition to completion of the merger.  The ICC has eleven months to act upon the application, with their statutory deadline for action being December 16, 2011.  The application did not request a rate increase and included a commitment to maintain the number of full-time equivalent employees involved in the operation of Nicor Gas at a level comparable to current staffing for a period of three years following merger completion.  The Staff of the ICC and several intervenors who are participating in the proceeding submitted testimony and legal briefs, recommending that the ICC deny the joint application or that it impose various requirements on the joint applicants as conditions of approval.  On September 29, 2011, the ALJ assigned by the ICC to preside over the proceeding issued a proposed order recommending approval of the proposed merger.  The ALJ also recommended imposing the condition that Nicor Gas no longer be permitted to provide sales solicitation for Nicor Services’ warranty products.  On October 13, 2011, briefs were filed to comment on the proposed order.  Testimony and legal briefs of the parties and the ALJ’s proposed order are available on the ICC’s website.  In ruling on the merger application, the ICC may accept, modify or reject the proposed order recommended by the ALJ.

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

As a result of the February 2010 order, Nicor Gas recorded in income a net recovery related to 2008 and 2009 of $31.7 million in the first quarter of 2010, all of which has been collected.  The benchmark, against which 2011 and 2010 actual bad debt experience is compared, is approximately $63 million.  The company’s actual 2010 bad debt experience was $35.7 million, resulting in a refund to customers of $27.3 million which is being refunded over a 12-month period that began June 2011.

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

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to ICC review, and cost recovery riders which are generally offset by operating and maintenance expense with no impact on operating income.  Operating revenues increased $6.4 million for the three months ended September 30, 2011 compared to the prior year and includes higher natural gas costs (approximately $10 million increase), the impact of colder weather (approximately $5 million increase) and lower revenue from cost recovery riders ($13.8 million decrease).

Operating revenues decreased $87.2 million for the nine months ended September 30, 2011 compared to the prior year due to lower natural gas costs (approximately $145 million decrease) and lower revenue from cost recovery riders ($37.8 million decrease), partially offset by the impact of colder weather (approximately $75 million increase).

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

A reconciliation of revenues and margin follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Revenues	$239.9	$233.5	$1,514.6	$1,601.8
Cost of gas	(92.9)	(75.5)	(914.7)	(982.3)
Revenue tax expense	(14.0)	(13.8)	(118.7)	(110.2)
Margin	$133.0	$144.2	$481.2	$509.3

Margin decreased $11.2 million for the three months ended September 30, 2011 compared to the prior year.  Margin includes the revenue from the riders noted above which totaled $(1.6) million and $12.2 million for the three months ended September 30, 2011 and 2010, respectively.  Margin excluding those riders increased $2.6 million for the three months ended September 30, 2011 compared to the prior year due primarily to higher power generation revenue ($2.5 million increase).  Margin decreased $28.1 million for the nine months ended September 30, 2011 compared to the prior year.  Revenue from the riders noted above totaled $0.3 million and $38.1 million for the nine months ended September 30, 2011 and 2010, respectively.  Margin excluding those riders increased $9.7 million for the nine months ended September 30, 2011 compared to the prior year due primarily to the impact of colder weather (approximately $9 million increase).

Operating and maintenance expense.  Operating and maintenance expense decreased $14.2 million for the three months ended September 30, 2011 compared to the prior year.  Operating and maintenance expense related to riders noted above decreased $13.8 million for the three months ended September 30, 2011 compared to the prior year.  Excluding the impact of such riders, operating and maintenance expense decreased $0.4 million for the three months ended September 30, 2011 compared to the prior year due to lower bad debt expense ($1.0 million decrease).  Total bad debt expense, including the impact of the bad debt rider, for the three months ended September 30, 2011 was $0.8 million compared to $18.5 million in the prior year.  Bad debt expense in 2011 and 2010 includes $7.8 million and $8.8 million, respectively, based on revenues recognized in the quarter, of the approximately $63 million annual expense assumed to be collected through base rates; and $(7.0) million and $9.7 million, respectively, of expense (income) which is equal to the revenue recognized under the bad debt rider.

Operating and maintenance expense decreased $7.1 million for the nine months ended September 30, 2011 compared to the prior year.  Operating and maintenance expense related to riders noted above decreased $37.8 million for the nine months ended September 30, 2011 compared to the prior year.  Excluding the impact of such riders, operating and maintenance expense increased $30.7 million for the nine months ended September 30, 2011 compared to the prior year due primarily to the absence of 2010’s recovery of 2008 and 2009 bad debt expense under the bad debt rider ($31.7 million), partially offset by lower bad debt expense ($1.2 million decrease).  Total bad debt expense, including the impact of the bad debt rider, for the nine months ended September 30, 2011 was $35.5 million compared to $37.2 million in the prior year.  Bad debt expense in 2011 and 2010 includes $44.9 million and $46.1 million, respectively, based on revenues recognized in the period, of the approximately $63 million annual expense assumed to be collected through base rates; and $(9.4) million and $22.8 million, respectively, of expense (income) which is equal to the revenue recognized under the bad debt rider.  Bad debt expense in 2010 also includes the recognition of the $31.7 million benefit associated with the net under recovery of bad debt expense from 2008 and 2009.

Other operating expenses.  In the third quarter of 2010, the company recorded a favorable reserve adjustment of $1.3 million associated with the company’s mercury inspection and repair program.

Income tax expense.  The effective income tax rate for the three months ended September 30, 2011 increased to 39.6 percent from 36.1 percent in the prior year.  Both periods reflect the impact of changes to forecasted annual pretax income identified in the respective quarters.  The year-to-date adjustment to income taxes recognized in the quarter resulting from these changes has a larger impact in quarters with lower income.  The effective income tax rate for the nine months ended September 30, 2011 increased to 37.8 percent from 37.2 percent in the prior year.  The higher effective income tax rate for the nine months ended September 30, 2011 is due primarily to the increase to the Illinois state income tax rate, partially offset by lower forecasted annual pretax income (which causes a lower effective income tax rate since tax credits are a larger share of pretax income).  Effective January 1, 2011, the State of Illinois raised the corporate income tax rate from 7.3 percent to 9.5 percent.

Interest expense.  Interest expense decreased $1.0 million for the three months ended September 30, 2011 compared to the prior year due primarily to lower average interest rates.  Interest expense decreased $4.6 million for the nine months ended September 30, 2011 compared to the prior year due primarily to an interest refund related to income tax matters and lower average interest rates.  Lower average interest rates were due to the February 2011 refinancing of $75 million First Mortgage Bonds.

Nicor Gas Company
Operating Statistics
	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Operating revenues (millions)
Sales
Residential	$141.8	$141.2	$964.9	$1,036.6
Commercial	34.7	32.6	242.9	258.6
Industrial	3.5	3.3	28.7	29.4
	180.0	177.1	1,236.5	1,324.6
Transportation
Residential	8.7	9.5	32.0	33.8
Commercial	14.0	14.3	55.0	54.1
Industrial	11.5	11.2	32.0	30.8
Other	.1	-	2.1	1.4
	34.3	35.0	121.1	120.1
Other revenues
Revenue taxes	14.4	14.0	120.7	111.8
Environmental cost recovery	1.1	.9	8.7	9.0
Chicago Hub	.3	.9	1.6	3.0
Other	9.8	5.6	26.0	33.3
	25.6	21.4	157.0	157.1
	$239.9	$233.5	$1,514.6	$1,601.8
Deliveries (Bcf)
Sales
Residential	12.5	11.6	136.3	122.5
Commercial	3.7	3.3	36.0	32.7
Industrial	.4	.5	4.7	4.1
	16.6	15.4	177.0	159.3
Transportation
Residential	1.5	1.4	15.8	15.0
Commercial	9.5	9.5	60.9	57.0
Industrial	25.2	25.7	80.0	77.5
	36.2	36.6	156.7	149.5
	52.8	52.0	333.7	308.8
Customers at end of period (thousands)
Sales
Residential	1,785	1,769
Commercial	132	129
Industrial	8	8
	1,925	1,906
Transportation
Residential	199	207
Commercial	46	47
Industrial	4	5
	249	259
	2,174	2,165

Other statistics
Degree days	128	58	4,082	3,547
Colder (warmer) than normal (1)	110%	(5)%	14%	(1)%
Average gas cost per Mcf sold	$5.44	$4.70	$5.05	$6.03

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

Net cash flow provided from operating activities increased $29.6 million for the nine months ended September 30, 2011 compared to the prior year.  The significant factors contributing to the increase in cash flow are primarily a result of changes in natural gas prices and include:
•	an increase of approximately $43 million from changes in margin accounts as a result of a decrease in unrealized losses on derivative instruments.
•	an increase of approximately $37 million from higher cash used to pay accounts payable balances in the prior year;
•	a decrease of approximately $48 million from variations associated with the timing of collections of gas costs under Nicor Gas’ PGA rider;

Investing activities.  Net cash flow used for investing activities increased $14.5 million for the nine months ended September 30, 2011 compared to the prior year.

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

Short-term debt.  In April 2011, Nicor Gas established a $400 million, 364-day revolving credit facility, expiring April 2012 to replace the $400 million, 364-day revolving credit facility, which was set to expire in April 2011.  In April 2010, Nicor and Nicor Gas established a $600 million, three-year revolving credit facility, expiring April 2013 to replace the $600 million, five-year revolving credit facility, which was set to expire in September 2010.  These facilities were established with major domestic and foreign banks and serve as backup for the issuance of commercial paper.  The company had $309.6 million, $425.0 million and $373.3 million of commercial paper borrowings outstanding at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Nicor Gas participates in a cash management system with other subsidiaries of Nicor.  Under this system, at December 31, 2010, Nicor Gas had owed $40 million to Nicor which is payable on demand.

Borrowing levels are presented below (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Commercial Paper
Maximum borrowing	$320.0	$381.8	$425.0	$494.0
Minimum borrowing	18.0	71.0	-	-
Average borrowing	144.1	194.3	157.0	213.2

Loan from Nicor
Maximum borrowing	$15.3	$-	$54.3	$10.0
Minimum borrowing	-	-	-	-
Average borrowing	7.4	-	20.4	.1

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

Petition for Re-approval of Operating Agreement.  On July 1, 2009, Nicor Gas filed a petition seeking re-approval from the ICC of the operating agreement that governs many inter-company transactions between Nicor Gas and its affiliates.  The petition was filed pursuant to a requirement contained in the ICC order approving the company’s most recent general rate increase and requested that the operating agreement be re-approved without change.  A number of parties intervened in the proceeding (the “operating agreement proceeding”) and sought modifications on a prospective basis to the operating agreement.  Among other things, those parties sought changes that would preclude Nicor Gas from continuing to provide sales solicitation services to support warranty products that are sold by Nicor Services.  Nicor Gas has opposed this modification to the operating agreement.  This proceeding is not expected to have a material impact on Nicor Gas’ results of operations, cash flows and financial condition.  As the ICC is required to evaluate future transactions between Nicor Gas and its affiliates in connection with the joint application of AGL Resources, Nicor and Nicor Gas for approval of the merger of AGL Resources and Nicor (the “merger proceeding”), the ICC ALJ assigned to the merger proceeding determined to address the matters raised in the operating agreement proceeding in the merger proceeding.  On September 29, 2011, the ALJ issued a proposed order in the merger proceeding that recommends the ICC approve the merger between AGL Resources and Nicor.  In that proposed order, the ALJ recommends that the operating agreement be modified to preclude Nicor Gas from continuing to provide sales solicitation for Nicor Services’ warranty products.

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

SNG Plant Legislation.  In the third quarter of 2011, the governor of Illinois signed legislation regarding two proposed SNG plants.  The new laws require Nicor Gas and other major Illinois natural gas utilities to either:  (a) submit to rate cases in 2012, 2014 and 2016, or (b) purchase SNG from the plants under long-term contracts at prices that may exceed the market price of natural gas.  The new laws provide that prices paid by the utilities for SNG purchased from the plants under approved contracts are to be considered prudent and not subject to review or disallowance by the ICC.  On September 30, 2011, Nicor Gas and another Illinois gas utility each entered into a 10-year contract for the purchase of a portion of the intended 60 Bcf per year output of one of the two proposed plants.  Those contracts were approved by the IPA, as provided for in the legislation.  Per the terms of the contract, beginning as early as 2015, Nicor Gas will be required to purchase approximately 25 Bcf of SNG annually.  The final pricing is dependent upon a variety of factors and is not estimable.  Since the agreement is contingent upon various milestones to be achieved by the counterparty to the agreement, the company’s obligation is not certain at this time.

On October 11, 2011, the IPA approved the form of a draft 30-year contract for the purchase of SNG from the second proposed plant.  The draft contract approved by the IPA has been submitted to the ICC for further approvals by that regulatory body as provided in the legislation.  The ICC is expected to approve a final form of contract for the second plant in 2012.

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

The evidentiary hearings on this matter were stayed in 2004 in order to permit the parties to undertake additional third party discovery from EKT.  In December 2006, the additional third party discovery from

EKT was obtained and the ALJs issued a scheduling order that provided for Nicor Gas to submit direct testimony by April 13, 2007.  In its direct testimony, Nicor Gas sought a reimbursement of approximately $6 million, which included interest due to the company, as noted above, of $1.6 million, as of March 31, 2007, and it reaffirmed this position in rebuttal testimony submitted in April 2011.  The staff of the ICC, IAGO and CUB submitted direct testimony to the ICC in April 2009 and rebuttal testimony in October 2011.  In rebuttal testimony, the staff of the ICC, IAOG and CUB requested refunds of $85 million, $255 million and $305 million, respectively.  No date has been set for evidentiary hearings on this matter.

Nicor Gas is unable to predict the outcome of the ICC’s review or the company’s potential exposure thereunder.  Because the PBR plan and historical gas costs are still under ICC review, the final outcome could be materially different than the amounts reflected in the company’s financial statements as of September 30, 2011.

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

Nicor Gas Company

November 1, 2011	/s/ KAREN K. PEPPING
(Date)	Karen K. Pepping
Vice President and Controller
(Principal Accounting Officer and
Duly Authorized Officer)