Form 10-Q
period 2012-03-31
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2012-05-01
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

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

Northern Illinois Gas Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with a reduced disclosure format specified in General Instruction H(2)(b) of Form 10-Q.

Glossary of Key Terms

GLOSSARY OF KEY TERMS

2011 Form 10-K.  Our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012.

AGL Resources.  AGL Resources Inc., our parent company since the completion of the merger between AGL Resources and Nicor on December 9, 2011.

Bcf.  Billion cubic feet.

ERC.  Environmental remediation costs.

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

Glossary of Key Terms

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

SEC.  The United States Securities and Exchange Commission.

Sequent.  Sequent Energy Management, L.P., a wholly owned business of AGL Resources that engages in wholesale marketing of natural gas supply services.

SNG.  Substitute natural gas, a synthetic form of gas manufactured from coal.

S&P.  Standard & Poor’s Ratings Services.

Glossary of Key Terms

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Nicor Gas Company
Condensed Consolidated Statements of Financial Position
(Unaudited)
	As of
	March 31,	December 31,	March 31,
In millions	2012	2011	2011
Assets
Gas distribution plant, at cost	$4,911	$4,889	$4,755
Less accumulated depreciation	1,983	1,961	1,902
Gas distribution plant, net	2,928	2,928	2,853
Current assets
Receivables
Billed revenues	220	223	360
Unbilled revenues	39	107	108
Affiliates	6	8	7
Other	15	19	15
Less allowance for uncollectible accounts	(25)	(21)	(38)
Total receivables	255	336	452
Gas in storage	2	116	2
Deferred income taxes	41	41	28
Derivative instruments	2	2	5
Margin accounts - derivative instruments	45	21	44
Other	49	60	50
Total current assets	394	576	581
Regulatory retirement plan asset	248	253	189
Other assets	193	191	139
Total assets	$3,763	$3,948	$3,762

Capitalization and Liabilities
Capitalization
Long-term debt, net of unamortized discount	$499	$499	$499
Mandatorily redeemable preferred stock	2	2	2
Nonredeemable preferred stock	1	1	1
Common equity
Common stock	76	76	76
Paid-in capital	108	108	108
Retained earnings	490	465	489
Accumulated other comprehensive loss	(9)	(9)	(7)
Total common equity	665	640	666
Total capitalization	1,167	1,142	1,168
Current liabilities
Short-term debt - affiliates	-	-	22
Short-term debt - other	105	452	154
Accounts payable - trade	49	91	103
Customer credit balances and deposits	86	102	76
Temporary LIFO inventory liquidation	89	-	233
Accrued gas costs	64	29	14
Derivative instruments	51	25	45
Other	167	147	197
Total current liabilities	611	846	844
Deferred credits and other liabilities
Regulatory asset retirement liability	908	896	856
Deferred income taxes	404	401	377
Retiree medical plan benefits	270	269	231
Asset retirement obligation	202	200	193
Other	201	194	93
Total deferred credits and other liabilities	1,985	1,960	1,750
Commitments, guarantees and contingencies
Total capitalization and liabilities	$3,763	$3,948	$3,762

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

Nicor Gas Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
In millions	2012	2011

Operating revenues (includes revenue taxes of $60 in 2012 and $75 in 2011)	$622	$916
Operating expenses
Cost of gas	371	640
Operation and maintenance	88	83
Depreciation	49	47
Taxes, other than income taxes	65	79
Income tax expense	16	23
Total operating expenses	589	872
Operating income	33	44
Interest expense
Interest on debt, net of amounts capitalized	8	9
Other	-	(2)
Total interest expense	8	7
Net income	$25	$37

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
In millions	2012	2011

Comprehensive income	$25	$38

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

Nicor Gas Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
In millions	2012	2011

Cash flows from operating activities
Net income	$25	$37
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation	49	47
Deferred income taxes	5	7
Changes in certain assets and liabilities
Receivables, less allowances	81	(64)
Gas in storage	114	118
Deferred/accrued gas costs	33	22
Derivative instruments	28	(6)
Margin accounts - derivative instruments	(26)	8
Other assets	16	23
Accounts payable	(44)	(72)
Customer credit balances and deposits	(16)	(34)
Temporary LIFO inventory liquidation	89	233
Other liabilities	29	31
Other items	(2)	4
Net cash flow provided by operating activities	381	354

Cash flows from investing activities
Expenditures for property, plant and equipment	(36)	(40)
Other investing activities	2	1
Net cash flow used in investing activities	(34)	(39)

Cash flows from financing activities
Proceeds from issuing long-term debt	-	75
Disbursements to retire long-term obligations	-	(75)
Net repayments of commercial paper	(347)	(271)
Net repayments of loan from affiliates	-	(18)
Dividends paid	-	(25)
Other financing activities	-	(1)
Net cash flow used in financing activities	(347)	(315)
Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation

General.  Nicor Gas is a natural gas distribution company that serves approximately 2.2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  Unless the context requires otherwise, references to “we,” “us,” “our,” the “company,” or “Nicor Gas” mean consolidated Nicor Gas and its wholly owned subsidiary.

On December 9, 2011, AGL Resources and Nicor merged and we became a wholly owned subsidiary of AGL Resources.  Because of our significant outstanding public debt, the impact of the acquisition (push-down accounting) is not required to be and has not been reflected in our Condensed Consolidated Financial Statements.

The December 31, 2011 Condensed Consolidated Statement of Financial Position data was derived from our audited financial statements, but does not include all disclosures required by GAAP.  We have prepared the accompanying Condensed Consolidated Financial Statements under the rules and regulations of the SEC.  In accordance with such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with GAAP.  Our Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of our financial results for the interim periods.  You should read these Condensed Consolidated Financial Statements in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K.

Due to the seasonal nature of our business and other factors, our results of operations and our financial condition for the periods presented, are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Basis of presentation.  Our Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiary.  We have eliminated intercompany profits and transactions in consolidation.  Certain amounts from prior periods have been reclassified and revised to conform to the current period presentation. The reclassifications and revisions had no material impact on our prior period balances.

Note 2 – Significant Accounting Policies and Methods of Application

Our accounting policies are described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K.  There were no significant changes to our accounting policies during the three months ended March 31, 2012.

Use of accounting estimates.  The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures.  Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  We evaluate our estimates on an ongoing basis.  Our estimates may involve complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. The most significant estimates relate to our accrued unbilled revenues, derivative instruments, regulatory assets and liabilities, retirement plan benefit obligations, potential asset impairments, asset retirement obligations, loss contingencies including environmental contingencies, workers’ compensation, credit risk and income taxes.  Our actual results could differ from our estimates.

Fair value measurements.  The carrying values of cash and cash equivalents, receivables, derivative assets and liabilities, accounts payable, short-term debt, pension plan assets and other current assets and liabilities approximate fair value.

As defined in the authoritative guidance related to fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  We utilize market data or assumptions that market participants would use in valuing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  We primarily apply the market approach for recurring fair value measurements to utilize the best available information.  Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  We classify fair value balances based on the observance of those inputs in accordance with the fair value hierarchy.

Glossary of Key Terms

Gas in storage.  Our inventory is carried at cost on a LIFO basis.  Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of gas at the estimated annual replacement cost, and the difference between this cost and the actual LIFO layer cost is recorded on the Condensed Consolidated Statements of Financial Position as a temporary LIFO inventory liquidation.  The inventory decrement as of March 31, 2012 is expected to be restored prior to year-end.  Interim inventory decrements not expected to be restored prior to year-end are charged to cost of gas at the actual LIFO cost of the layers liquidated.

Regulatory assets and liabilities.  We account for the financial effects of regulation in accordance with authoritative guidance related to regulated entities whose rates are designed to recover the costs of providing service.  In accordance with this guidance, incurred costs and estimated future expenditures that would otherwise be charged to expense in the current period are capitalized as regulatory assets when it is probable that such costs or expenditures will be recovered in rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have not yet been incurred. Generally, regulatory assets are amortized into expense and regulatory liabilities are amortized into income over the period authorized by the Illinois Commission.  We are not aware of any evidence that these costs will not be recoverable through either rate riders or base rates, and we believe that we will be able to recover these costs, consistent with our historical recoveries.  In the event that the authoritative guidance related to regulated operations were no longer applicable, we would recognize a write-off of regulatory assets and liabilities that would result in net income.

Our regulatory assets and liabilities are summarized in the following table.

	March 31,	December 31,	March 31,
In millions	2012	2011	2011
Regulatory assets - current
Regulatory retirement plan asset	$29	$29	$21
Other	6	7	11
Regulatory assets - noncurrent
Regulatory retirement plan asset	248	253	189
Deferred environmental costs	132	134	21
Unamortized losses on reacquired debt	12	12	13
Other	7	5	10
Total regulatory assets	$434	$440	$265

Regulatory liabilities - current
Regulatory asset retirement liability	$14	$14	$17
Accrued gas costs	64	29	14
Bad debt rider	32	30	23
Other	10	4	5
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	908	896	856
Regulatory income tax liability	12	13	15
Bad debt rider	20	14	13
Other	1	1	1
Total regulatory liabilities	$1,061	$1,001	$944

As of March 31, 2012, there have been no new types of regulatory assets or liabilities from those discussed in Note 2 to our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

All items listed above are classified in Other on the Condensed Consolidated Statements of Financial Position, with the exception of accrued gas costs, the noncurrent portions of the regulatory retirement plan asset and the regulatory asset retirement liability, which are stated separately.

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

Revenue taxes. We charge customers for revenue taxes and remit amounts owed to various governmental authorities.  Our policy is to record all such taxes charged to customers as operating revenues and the related taxes incurred as operating expenses in our Condensed Consolidated Statements of Income, regardless of whether the tax is assessed on

Glossary of Key Terms

the company or the customer.  Revenue taxes included in operating expenses were $60 million for the three months ended March 31, 2012 and $74 million for the three months ended March 31, 2011.

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

We enter into derivative instruments to hedge the impact of market fluctuations in natural gas prices. In accordance with the authoritative guidance related to derivatives and hedging, such derivative transactions are accounted for at fair value each reporting period in our Condensed Consolidated Statements of Financial Position.  In accordance with regulatory requirements, realized gains and losses related to these derivatives are reflected in natural gas costs and ultimately included in billings to customers.  Thus, hedge accounting is not elected and, in accordance with accounting guidance pertaining to rate-regulated entities, unrealized changes in the fair value of these derivative instruments are deferred or accrued as regulatory assets or liabilities.

We enter into swap agreements to reduce the earnings volatility of certain forecasted operating costs arising from fluctuations in natural gas prices, such as the purchase of natural gas for company use.  These derivative instruments are carried at fair value.  To the extent hedge accounting is not elected, changes in such fair values are immediately recorded in the current period as operation and maintenance expense.

We maintain margin accounts related to financial derivative transactions.  Our policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account.  See Note 4 – Derivative Instruments for additional derivative disclosures.

Accounting Developments.  On January 1, 2012, we adopted authoritative guidance related to fair value measurements. The guidance expands the qualitative and quantitative disclosures for Level 3 significant unobservable inputs, permits the use of premiums and discounts to value an instrument if it is standard practice. The guidance also limits the application of best use valuation to non-financial assets and liabilities. This guidance had no impact on our unaudited Condensed Consolidated Financial Statements. See Note 3 for additional fair value disclosures.

On January 1, 2012, we adopted authoritative guidance related to comprehensive income. The guidance eliminates the option to present other comprehensive income in the unaudited Condensed Consolidated Statements of Equity, but allows companies to elect to present net income and other comprehensive income in one continuous statement (unaudited Condensed Consolidated Statements of Comprehensive Income) or in two consecutive statements. This guidance does not change any of the components of net income or other comprehensive income and earnings per share will still be calculated based on net income. This guidance did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

Glossary of Key Terms

Note 3 – Fair Value Measurements

The methods used to determine the fair value of our assets and liabilities are described within Note 2 – Significant Accounting Policies and Methods of Application.

Derivative instruments.  A description of our objectives and strategies for using derivative instruments, and related accounting policies are fully described within Note 2 – Significant Accounting Policies and Methods of Application.  See Note 4 – Derivative Instruments for additional derivative disclosures.  The following table summarizes, by level within the fair value hierarchy, our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of the periods presented.
	Recurring fair values
	Natural gas derivative instruments
	March 31, 2012		December 31, 2011		March 31, 2011
In millions	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Quoted prices in active markets (Level 1)	$-	$(33)	$-	$(14)	$3	$(25)
Significant other observable inputs (Level 2)	2	(21)	1	(11)	1	(23)
Unobservable inputs (Level 3)	2	-	2	-	4	-
Total carrying value	$4	$(54)	$3	$(25)	$8	$(48)

The following is a reconciliation of our net derivative instrument assets in Level 3 of the fair value hierarchy.

	Three months ended
	March 31,
In millions	2012	2011
Beginning balance	$2	$4
Net realized/unrealized gains (losses) included in regulatory assets and liabilities	1	3
Settlements	(1)	(3)
Ending balance	$2	$4

There were no transfers between Level 1 and Level 2 for any of the periods presented.

We maintain margin accounts related to financial derivative transactions.  The following table presents the Condensed Consolidated Statements of Financial Position classification of margin accounts related to derivative instruments:

	March 31,	December 31,	March 31,
In millions	2012	2011	2011
Assets
Margin accounts - derivative instruments	$45	$21	$44
Other - noncurrent	2	-	6

Long-term debt.  Our long-term debt is recorded at amortized cost.  At March 31, 2012 and December 31, 2011, we estimated the fair value of our debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile.  At March 31, 2011, we estimated the fair value of debt for our public first mortgage bonds using quoted market pricing information.  The following table presents the amortized cost and fair value of our long-term debt as of the following periods.

	March 31,	December 31,	March 31,
In millions	2012	2011	2011

Long-term debt amortized cost	$499	$499	$499
Long-term debt fair value (1)	600	610	544
(1)	Valued using Level 2 inputs.

Note 4 – Derivative Instruments

A description of our objectives and strategies for using derivative instruments, related accounting policies and methods used to determine their fair value are described in Note 2 – Significant Accounting Policies and Methods of Application.  See Note 3 – Fair Value Measurements for additional fair value disclosures.

Credit-risk-related contingent features.  Provisions within certain derivative agreements require us to post collateral if our net liability position exceeds a specified threshold.  Also, certain derivative agreements contain credit-risk-related contingent features, whereby we would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if our credit rating was lowered.  For agreements with such features,

Glossary of Key Terms

derivative contracts with liability fair values totaled $13 million at March 31, 2012, $6 million at December 31, 2011 and $9 million at March 31, 2011, for which we had posted no collateral to our counterparties.  If it was assumed that we had to post the maximum contractually specified collateral or settle the liability, we would have been required to pay $13 million at March 31, 2012, $6 million at December 31, 2011 and $9 million at March 31, 2011.

Quantitative Disclosures Related to Derivative Instruments

Our derivative instruments are comprised of long natural gas positions.  A long position is a contract to purchase natural gas.  We had long natural gas contracts outstanding in the following quantities:

	March 31,	December 31,	March 31,
In Bcf	2012 (1)	2011	2011

Customer use – not designated as hedges	46.3	30.2	53.8
Company use – designated as cash flow hedges	1.3	.9	.9
Company use – not designated as hedges	.7	-	.5
Total	48.3	31.1	55.2
(1)	These contracts have durations of 3 years or less.

The volumes above exclude contracts, such as variable-priced contracts, which are accounted for as derivatives but whose fair values are not directly impacted by changes in commodity prices.

Derivative Instruments on the Condensed Consolidated Statements of Financial Position

The following table presents the fair value and Condensed Consolidated Statements of Financial Position classification of our derivative instruments:

In millions	Condensed Consolidated Statements of Financial Position location	March 31, 2012	December 31, 2011	March 31, 2011
Designated as cash flow hedges

Liability Instruments
Current natural gas contracts	Derivative instruments	$(1)	$(1)	$(1)
Total designated as cash flow hedges		(1)	(1)	(1)

Not designated as cash flow hedges

Asset Instruments
Current natural gas contracts	Derivative instruments	2	2	5
Noncurrent natural gas contracts	Other - noncurrent	2	1	3

Liability Instruments
Current natural gas contracts	Derivative instruments	(50)	(24)	(44)
Noncurrent natural gas contracts	Other - noncurrent	(3)	-	(3)
Total not designated as cash flow hedges		(49)	(21)	(39)
Total derivative instruments		$(50)	$(22)	$(40)

Derivative Instruments on the Condensed Consolidated Statements of Income

Changes in the fair value of derivatives (effective portion) designated as a cash flow hedge are recognized in OCI until the hedged transaction is recognized in the Condensed Consolidated Statements of Income.  We use cash flow hedges to hedge purchases of natural gas for company use.  Amounts related to such hedges were immaterial for the three months ended March 31, 2012 and 2011.

Our earnings are subject to volatility for those derivatives not designated as hedges.  Non-designated derivatives used to hedge purchases of natural gas for company use are recorded within operation and maintenance expense.  Gains and losses recognized in income were immaterial for the three months ended March 31, 2012 and 2011.

Derivatives used to hedge the purchase of natural gas for our customers are also not designated as hedging instruments.  Gains or losses on these derivatives are not recognized in pretax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized.  Net gains (losses) deferred were $(29) million for the three months ended March 31, 2012 and $4 million for the three months ended March 31, 2011.

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

About one-fourth of the net benefit cost related to these plans has been capitalized as a cost of constructing gas distribution facilities and the remainder is included in operation and maintenance expense, net of amounts charged to affiliates.

The Health Care Act contains provisions that may impact our obligation for retiree health care benefits.  We do not currently believe these provisions will materially increase our retiree medical plan benefit obligation, but we will continue to evaluate the impact of future regulations and interpretations.

Pension benefits.  Following are the cost components of our defined benefit pension plan for the periods indicated:

	Three months ended March 31,
In millions	2012	2011
Service cost	$3	$3
Interest cost	4	4
Expected return on plan assets	(8)	(8)
Recognized actuarial loss	4	2
Net benefit cost	$3	$1

Retirement benefits.  Following are the cost components of our retiree medical plan for the periods indicated:

	Three months ended March 31,
In millions	2012	2011
Service cost	$1	$1
Interest cost	3	3
Recognized actuarial loss	2	1
Net benefit cost	$6	$5

Glossary of Key Terms

Note 6 - Debt

The following table provides maturity dates, year-to-date weighted average interest rates and amounts outstanding for our various debt securities that are included in our Condensed Consolidated Statements of Financial Position.  For additional information on our debt, see Note 6 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

	March 31, 2012				March 31, 2011
Dollars in millions	Year(s) due	Weighted average interest rate (1)	Outstanding	Outstanding at December 31, 2011	Weighted average interest rate (1)	Outstanding
Commercial paper	2012	0.47%	$105	$452	0.23%	$154

Long-term debt
First mortgage bonds	2016-2038	5.56%	$500	$500	5.75%	$500
Less: Unamortized debt discount, net of premium	n/a	n/a	1	1	n/a	1
Total long-term debt		5.56%	$499	$499	5.75%	$499

Total debt		4.68%	$604	$951	4.45%	$653
(1)	Interest rates are calculated based on the daily average balance outstanding.

Financial and Non-Financial Covenants

Our credit facility includes a financial covenant that requires us to maintain a ratio of total debt to total capitalization of no more than 70%.  Our ratio, as calculated in accordance with our debt covenant includes standby letters of credit and surety bonds and excludes accumulated OCI.  Adjusting for these items, our debt-to-capitalization ratio for March 31, 2012 was 47%, which is within our required range.

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

We have no trigger events in our debt instruments that are tied to changes in our specified credit ratings.  We were in compliance with all existing debt provisions and covenants, both financial and non-financial, as of March 31, 2012.

Note 7 - Commitments, Guarantees and Contingencies

There were no significant changes to our contractual obligations described in Note 7 to our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

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

Substitute Natural Gas Plant Legislation.  In 2011, Illinois enacted laws that required us and other large utilities in Illinois to elect to either sign contracts to purchase SNG from coal gasification plants to be constructed in Illinois or instead file rate cases with the Illinois Commission in 2012, 2014 and 2016.

Glossary of Key Terms

On September 30, 2011, we signed an agreement to purchase approximately 25 Bcf of SNG annually for a 10-year term beginning as early as 2015.  The counterparty intends to construct a 60 Bcf per year coal gasification plant in southern Illinois.  The price of the SNG could significantly exceed market prices and is dependent upon a variety of factors.  However, currently under the provisions of this contract the price could potentially be $9.95 per Mcf or more.  The project is also expected to be financed by the counterparty with external debt and equity.  This agreement complies with an Illinois statute that authorizes full recovery of the purchase costs; therefore we expect to recover such costs.  Since the purchase agreement is contingent upon various milestones to be achieved by the counterparty to the agreement, our obligation is not certain at this time.  The contract automatically terminates if construction does not commence by July 1, 2012.  While the purchase agreement is a variable interest in the counterparty, we have concluded, based on a qualitative evaluation, that we are not the primary beneficiary required to consolidate the counterparty because we had no power to dictate the key terms of this agreement and we have no power to direct any of the activities of the seller.  No amount has been recognized on our Condensed Consolidated Statements of Financial Position in connection with the purchase agreement.

Additionally, on October 11, 2011, the Illinois Power Agency (“IPA”) approved the form of a draft 30-year contract for the purchase by us of approximately 20 Bcf per year of SNG from a second proposed plant beginning as early as 2018.  In November 2011, we filed a lawsuit against the IPA and the developer of this second proposed plant contending that the draft contract approved by the IPA does not conform to certain requirements of the enabling legislation. The lawsuit is pending in circuit court in DuPage County, Illinois. In accordance with the enabling legislation, the draft contract approved by the IPA for the second proposed plant was submitted to the Illinois Commission for further approvals by that regulatory body.  The Illinois Commission issued an order on January 10, 2012 approving a final form of the contract for the second plant.  The final form of contract approved by the Illinois Commission modified the draft contract submitted by the IPA in various respects.  Both we and the developer of the plant filed applications for a rehearing with the Illinois Commission seeking changes to the final form of the contract.  The Illinois Commission agreed to grant a rehearing on this contract and is expected to issue its ruling during the second quarter of 2012.

The purchase price of the SNG that may be produced from both of the coal gasification plants may significantly exceed market prices for natural gas and is dependent upon a variety of factors, including plant construction costs and volumes sold, and is currently unknown.  The Illinois laws provide that prices paid for SNG purchased from the plants are to be considered prudent and not subject to review or disallowance by the Illinois Commission.  As such, Illinois law effectively requires Nicor Gas’ customers to provide subordinated financial support to the developers.

Contingencies and Guarantees

Indemnities.  In certain instances, we have undertaken to indemnify current property owners and others against costs associated with the effects and/or remediation of contaminated sites for which we may be responsible under applicable federal or state environmental laws, generally with no limitation as to the amount.  These indemnifications relate primarily to remediation of MGP sites, as discussed in Environmental Remediation Costs.  We believe that the likelihood of payment under our other environmental indemnifications is remote.  No liability has been recorded for such indemnifications.

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

Glossary of Key Terms

We report estimates of future environmental remediation costs on an undiscounted basis.  Our ERC liabilities for certain of our sites are estimated based on probabilistic models of potential costs.  These probabilistic models have not yet been performed on all of our sites, but are expected to be completed in 2012.  Based on the estimates that we have performed, the cleanup cost estimates range from $136 million to $218 million.  Our liability for environmental remediation costs at March 31, 2012 is $136 million, of which $21 million is expected to be paid over the next twelve months.

Litigation

We are involved in litigation arising in the normal course of business. Although in some cases we are unable to estimate the amount of loss reasonably possible in addition to any amounts already recognized, it is possible that the resolution of these contingencies, either individually or in aggregate, will require us to take charges against, or will result in reductions in, future earnings. It is the opinion of management that the resolution of these contingencies, either individually or in aggregate, could be material to earnings in a particular period but will not have a material adverse effect on our financial position or cash flows.  For additional litigation information, see Note 7 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

PBR Plan.  Our PBR plan for natural gas costs went into effect in 2000 and was terminated by us effective January 1, 2003.  Under the PBR plan, our total gas supply costs were compared to a market-sensitive benchmark.  Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.  The PBR plan is currently under review by the Illinois Commission as there are allegations that we acted improperly in connection with the PBR plan.  On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the Illinois Commission’s proceedings to review the PBR plan.  As a result of the motion to reopen, we entered into a stipulation with the staff of the Illinois Commission and CUB providing for additional discovery.  The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter.  In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the Illinois Commission staff.  The CIDs ordered that CUB and the Illinois Commission staff produce all documents relating to any claims that we may have presented, or caused to be presented, regarding false information related to our PBR plan.  The staff of the Illinois Commission, IAGO and CUB submitted direct testimony to the Illinois Commission in April 2009 and rebuttal testimony in October 2011.  In rebuttal testimony, the staff of the Illinois Commission, IAGO and CUB requested refunds of $85 million, $255 million and $305 million, respectively.  We have committed to cooperate fully in the reviews of the PBR plan.

In February 2012, we committed to a stipulated resolution of issues with the staff of the Illinois Commission, which includes crediting our customers $64 million, but does not constitute an admission of fault.  This liability is reflected in our Condensed Consolidated Statements of Financial Position at March 31, 2012 and December 31, 2011.  The stipulated resolution is not final and is subject to review and approval by the Illinois Commission.  CUB and IAGO are not parties to the stipulated resolution and continue to pursue their claims in this proceeding.  Evidentiary hearings before the Administrative Law Judge were held during the first quarter of 2012 and post trial legal briefs from the parties are being submitted during the second quarter of 2012.  Following the submission of legal briefs, the Administrative Law Judges will issue a proposed decision.  There is no date scheduled for the issuance of that proposed decision.

We are unable to predict the outcome of the Illinois Commission’s review or our potential exposure.  Since the PBR plan and historical gas costs are still under Illinois Commission review, the final outcome could be materially different from the amounts reflected in our financial statements as of March 31, 2012.

Other.  We are also involved in service warranty product actions, municipal tax matters and an IAGO investigation.  While we are unable to predict the outcome of these matters or to reasonably estimate our potential exposure related thereto, if any, and have not recorded a liability associated with these contingencies, the final disposition of these matters is not expected to have a material adverse impact on our liquidity or financial condition.  For additional litigation information on these matters, see Note 7 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

In addition to the matters set forth above, we are involved in legal or administrative proceedings before various courts and agencies with respect to general claims, taxes, environmental, gas cost prudence reviews and other matters.  Although we are unable to determine the ultimate outcome of these other contingencies, we believe that these amounts are appropriately reflected in our financial statements, including the recording of appropriate liabilities when reasonably estimable.

Glossary of Key Terms

Note 8 – Related Party Transactions

In the ordinary course of business, under the terms of agreements approved by the Illinois Commission, we enter into transactions with our affiliates for the use of facilities and services.  The charges for these transactions are cost-based, except in certain circumstances where the charging party has a prevailing price for which the facility or service is provided to the general public.  We had net charges from affiliates of $3 million for the first three months of 2012 and net charges to affiliates of $7 million for the first three months of 2011.

Our key executives and managerial employees participate in our parent company’s stock-based compensation plans.  We recognized the compensation expense related to these plans in operation and maintenance expense.  Charges related to these plans from AGL Services Company were less than $1 million for the first three months of 2012 and charges from Nicor were $1 million for the first three months of 2011.

We currently are prohibited by regulations of the Illinois Commission from loaning money to affiliates.  However, we are permitted under these regulations to receive cash advances from AGL Resources.  The balance of any such advances may not exceed the balance of funds available to us under our existing credit agreements or commercial paper facilities with unaffiliated third parties.  Interest is charged from such loans at the lower of our commercial paper rate or our actual interest cost for the funds obtained or used to provide us the cash advance.  We received no cash advances from AGL Resources during the first quarter of 2012.  Prior to the completion of the merger between AGL Resources and Nicor, we participated in a cash management system with other subsidiaries of Nicor.  At March 31, 2011 we owed $22 million to Nicor which was repaid in 2011.  Interest expense on advances from Nicor for the first three months of 2011 was immaterial.

Under its utility-bill management products, Nicor Solutions pays us for the utility bills issued to the utility-bill management customers.  We recorded revenues of $10 million for the first three months of 2012 and $14 million for the first three months of 2011 associated with the payments Nicor Solutions makes to us on behalf of its customers.

As a natural gas supplier, Nicor Advanced Energy pays us for delivery charges, administrative charges and applicable taxes.  Nicor Advanced Energy paid us $2 million in the first three months of 2012 and 2011 for such items.  Additionally, Nicor Advanced Energy may pay or receive inventory imbalance adjustments.  The amount Nicor Advanced Energy received from us for the first three months of 2012 was insignificant.  There were no such charges for the first three months of 2011.

We enter into natural gas purchases and sales with Sequent as authorized by terms of an Illinois Commission order.  Net charges from Sequent for the first three months of 2012 were insignificant.

Horizon Pipeline charged us $3 million for the first three months of 2012 and 2011 for natural gas transportation under rates that have been accepted by the FERC.

In addition, certain related parties may acquire regulated utility services at rates approved by the Illinois Commission.

Glossary of Key Terms

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to the Condensed Consolidated Financial Statements in this quarterly filing, as well as our 2011 Form 10-K.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal and other factors.

FORWARD-LOOKING STATEMENTS

Certain expectations and projections regarding our future performance referenced in this section and elsewhere in this report, as well as in other reports we file with the SEC or otherwise release to the public and on our website are forward-looking statements within the meaning of the United States federal securities laws and are subject to uncertainties and risks. Senior officers and other employees may also make verbal statements to analysts, regulators, the media and others that are forward-looking.

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

Such events, risks and uncertainties include, but are not limited to, changes in price, supply and demand for natural gas and related products; the impact of changes in state and federal legislation and regulation including any changes related to climate change; actions taken by government agencies on rates and other matters; concentration of credit risk; utility and energy industry consolidation; the impact on cost and timeliness of construction projects by government and other approvals, development project delays, adequacy of supply of diversified vendors, unexpected changes in project costs, including the cost of funds to finance these projects; the impact of acquisitions and divestitures; direct or indirect effects on our business, financial condition or liquidity resulting from any change in our credit ratings as a result of the recent merger between AGL Resources and Nicor or otherwise, or any change in the credit ratings of our counterparties or competitors; interest rate fluctuations; financial market conditions, including disruptions in the capital markets and lending environment and the economic downturn; general economic conditions; uncertainties about environmental issues and the related impact of such issues; the impact of changes in weather, including climate change; the impact of natural disasters such as hurricanes on the supply and price of natural gas; acts of war or terrorism; the outcome of litigation; and other factors discussed elsewhere herein and in our filings with the SEC.

We caution readers that, in addition to the important factors described elsewhere in this report, among others, could cause our business, results of operations or financial condition to differ significantly from those expressed in any forward-looking statements. There also may be other factors that we cannot anticipate or that are not described in this report that could cause our actual results to differ significantly from our expectations.

Forward-looking statements are only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as required under United States federal securities law.

EXECUTIVE SUMMARY

We are a natural gas distribution company.  Our operations are subject to regulation and oversight by the Illinois Commission.  The Illinois Commission approves natural gas rates designed to provide us the opportunity to generate revenues to recover the cost of natural gas delivered to our customers and our fixed and variable costs such as depreciation, interest, maintenance and overhead costs, and to earn a reasonable return.  Our earnings can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas and general economic conditions.

Glossary of Key Terms

On December 9, 2011, AGL Resources and Nicor merged and we became a wholly owned subsidiary of AGL Resources.  As a condition to the Illinois Commission’s approval of the merger, we are not allowed to initiate a rate case proceeding that would increase our rates effective prior to December 9, 2014.

Because of our significant outstanding public debt, the impact of the acquisition (push-down accounting) is not required to be and has not been reflected in our Condensed Consolidated Financial Statements.

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

	Three months ended
	March 31,
In millions	2012	2011	Change

Operating income	$33	$44	$(11)

Net income	$25	$37	$(12)

Net income decreased $12 million for the three months ended March 31, 2012 compared to the prior year due to lower margin ($11 million pretax decrease), higher operation and maintenance expense ($5 million pretax increase) and higher depreciation expense ($2 million pretax increase).

The following discussion summarizes the major items impacting our operating income.

Operating revenues.  Operating revenues are impacted by changes in natural gas costs, which are passed directly through to customers without markup, subject to Illinois Commission review, and cost recovery riders, which are generally offset by operation and maintenance expense with no impact on operating income.  Operating revenues decreased $294 million for the three months ended March 31, 2012 compared to the prior year due to lower natural gas costs (approximately $150 million decrease) and the impact of warmer weather in 2012 (approximately $150 million decrease).

Margin.  We utilize a measure referred to as “margin” to evaluate the operating income impact of revenues.  Margin is a non-GAAP measure that is calculated as revenues minus cost of gas and revenue tax expense, which excludes operation and maintenance expense, depreciation, taxes other than income taxes and income tax expense.  These items are included in our calculation of operating income as reflected in our Condensed Consolidated Statements of Income.  Revenues include natural gas costs, which are passed directly through to customers without markup, subject to Illinois Commission review, and revenue taxes, for which we earn a small administrative fee.  We believe margin is a better indicator than operating revenues because these items often cause significant fluctuations in revenues, with equal and offsetting fluctuations in cost of gas and revenue tax expense, and no direct impact on margin.  Margin should not be considered an alternative to, or more meaningful indication of our operating performance than operating revenues, as determined in accordance with GAAP.  In addition, our margin may not be comparable to a similarly titled measure of another company.  We have a franchise gas cost recovery rider, a rider to recover the costs associated with energy efficiency programs and a bad debt rider.  Changes in revenue included in margin attributable to these riders are expected to generally be offset by changes within operation and maintenance expense with generally no impact on operating income.

A reconciliation of revenues and margin follows:

	Three months ended
	March 31,
In millions	2012	2011	Change

Revenues	$622	$916	$(294)
Cost of gas	(371)	(640)	269
Revenue tax expense	(60)	(74)	14
Margin	$191	$202	$(11)

Glossary of Key Terms

Margin decreased $11 million for the three months ended March 31, 2012 compared to the prior year due primarily to warmer weather in 2012 (approximately $17 million decrease), partially offset by the cost recovery riders noted above ($7 million increase).

Operation and maintenance expense.  Operation and maintenance expense increased $5 million for the three months ended March 31, 2012 compared to the prior year due to the cost recovery riders noted above ($7 million increase), partially offset by lower bad debt expense ($2 million decrease).  The following table presents the components of total bad debt expense:

	Three months ended
	March 31,
In millions	2012	2011	Change

Bad debt expense (1)	$25	$27	$(2)
Refund of prior periods overcollect	(7)	-	(7)
Total bad debt expense	$18	$27	$(9)
(1)	Represents the portion of the approximately $63 million annual bad debt expense assumed to be collected through base rates, based on revenues recognized in the quarter.

Income tax expense.  Income tax expense decreased by $7 million for the three months ended March 31, 2012 compared to the prior year due primarily to lower earnings.

Interest expense.  Interest expense increased $1 million for the three months ended March 31, 2012 compared to the prior year due to the absence of an interest refund related to income tax matters received in 2011 ($2 million increase), partially offset by lower bank commitment fees ($1 million decrease).

Operating metrics. Selected weather, revenue, customer and volume metrics for the three months ended March 31, 2012 and 2011, which we consider to be some of the key performance indicators for our business, are presented in the following tables.  We measure the effects of weather on our business through Heating Degree Days. Generally, increased Heating Degree Days result in greater demand for gas on our distribution system. However, extended and unusually warmer than normal weather during the first quarter of 2012 Heating Season had a significant negative impact on demand for natural gas.

Our customer metrics highlight the average number of customers to which we provide services. This number of customers can be impacted by natural gas prices, economic conditions and competition from alternative fuels.

Volume metrics present the effects of weather and our customers’ demand for natural gas.

Glossary of Key Terms

Weather
Heating Degree Days (1)
	Normal	2012	2011	2012 vs. 2011 colder (warmer)	2012 vs. normal colder (warmer)
Three months ended March 31,	2,902	2,358	3,199	(26)%	(19)%
(1) Obtained from the Chicago Midway Airport weather station. Normal represents a ten-year average from 1998 through 2007, which was established in our last rate case.

			Three months ended
Operating Revenues			March 31,
In millions			2012	2011	% change
Sales
Residential			$383	$603	(36.5)%
Commercial			95	154	(38.3)%
Industrial			12	19	(36.8)%
Total sales			490	776	(36.9)%
Transportation
Residential			13	13	-
Commercial			22	25	(12.0)%
Industrial			10	11	(9.1)%
Other			-	1	(100.0)%
Total transportation			45	50	(10.0)%
Other revenues
Revenue taxes			60	75	(20.0)%
Customer late fees			5	5	-
Energy efficiency plan			13	-	100.0%
Environmental cost recovery			5	6	(16.7)%
Other			4	4	-
Total other revenues			87	90	(3.3)%
Total operating revenues			$622	$916	(32.1)%

In dollars
Average gas cost per Mcf sold			$3.79	$5.05	(25.0)%

			Three months ended
Average Customers			March 31,
In thousands			2012	2011	% change
Sales
Residential			1,793	1,792	.1%
Commercial			136	135	.7%
Industrial			8	8	-
Total sales			1,937	1,935	.1%
Transportation
Residential			206	205	.5%
Commercial			46	47	(2.1)%
Industrial			4	4	-
Total transportation			256	256	-
Total customers			2,193	2,191	.1%

			Three months ended
Volumes			March 31,
In billion cubic feet (Bcf)			2012	2011	% change
Sales
Residential			73	96	(24.0)%
Commercial			19	25	(24.0)%
Industrial			2	3	(33.3)%
Total sales			94	124	(24.2)%
Transportation
Residential			8	11	(27.3)%
Commercial			31	38	(18.4)%
Industrial			31	31	-
Total transportation			70	80	(12.5)%
Total volumes			164	204	(19.6)%

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

Our capital market strategy has continued to focus on maintaining a strong Condensed Consolidated Statements of Financial Position, ensuring ample cash resources and daily liquidity, accessing capital markets at favorable times as necessary, managing critical business risks and maintaining a balanced capital structure through the appropriate issuance of long-term debt securities.

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

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the impact of changes in natural gas prices, liquidity requirements established by rating agencies and other factors.  See Item 1A – Risk Factors of our 2011 Form 10-K for additional information on items that could impact our liquidity and capital resource requirements.

Credit Ratings Our borrowing costs and our ability to obtain adequate and cost effective financing are directly impacted by our credit ratings as well as the availability of financial markets.  Credit ratings are important to our counterparties when we engage in certain transactions including over-the-counter derivatives.  It is our long-term objective to maintain or improve our credit ratings in order to manage our existing financing costs.

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

Factors we consider important in assessing our credit ratings include our Condensed Consolidated Statements of Financial Position leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks.  We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings. The following table summarizes our credit ratings as of March 31, 2012 and reflects no change from December 31, 2011.

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

Glossary of Key Terms

Default Provisions Our debt instruments and other financial obligations include provisions that, if not complied with, could require early payment or similar actions. Our credit facility contain customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to furnish financial statements within the timeframe established by each debt facility, the failure to comply with certain affirmative and negative covenants, cross-defaults to certain other material indebtedness in excess of specified amounts, incorrect or misleading representations or warranties, insolvency or bankruptcy, fundamental change of control, the occurrence of certain Employee Retirement Income Security Act events, judgments in excess of specified amounts and certain impairments to the guarantee.

Our credit facility contains certain non-financial covenants that, among other things, restrict liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, asset dispositions, mergers and consolidations, and other matters customarily restricted in such agreements.

Our credit facility also includes a financial covenant that requires us to maintain a ratio of total debt to total capitalization of no more than 70%. This ratio, as defined within our debt agreements, includes standby letters of credit and surety bonds and excludes accumulated OCI. Adjusting for these items, our debt-to-capitalization ratio for March 31, 2012 was 47%, which is within our required range.

We were in compliance with all of our debt provisions and covenants, both financial and non-financial, as of March 31, 2012.

Our ratio of total debt to total capitalization is typically greater at the beginning of the Heating Season as we make additional short-term borrowings to fund our natural gas purchases and meet our working capital requirements. Maintaining sufficient cash flow is necessary to maintain attractive credit ratings.  For more information on our default provisions, see Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 6 – Debt.  The components of our total debt to total capitalization ratio, as calculated from our Condensed Consolidated Statements of Financial Position, as of the dates indicated, are provided in the following table.

	March 31,	December 31,	March 31,
	2012	2011	2011
Short-term debt	9%	29%	13%
Long-term debt	39	31	37
Total debt	48	60	50
Equity	52	40	50
Total capitalization	100%	100%	100%

Cash Flows

The following table provides a summary of our operating, investing and financing cash flows for the periods presented.

	Three months ended
	March 31,
In millions	2012	2011
Net cash provided by (used in):
Operating activities	$381	$354
Investing activities	(34)	(39)
Financing activities	(347)	(315)
Net increase (decrease) in cash and cash equivalents	$-	$-

Cash flow from operating activities.  Year-over-year changes in our operating cash flows are due primarily to working capital changes resulting from the impact of weather, the price of natural gas, natural gas storage, the timing of customer collections, payments for natural gas purchases and deferred gas cost recoveries.

We maintain margin accounts related to financial derivative transactions.  These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices.  We manage these fluctuations with short-term borrowings and investments.

Glossary of Key Terms

Net cash flow provided from operating activities increased $27 million, or 8%, for the three months ended March 31, 2012 compared to the prior year.  The significant factors contributing to the increase in cash flow are declining natural gas prices and warmer weather in 2012 which are reflected in the changes in accounts receivable, temporary LIFO liquidation, margin, accounts payable and accrued gas costs on the Condensed Consolidated Statements of Cash Flow.

Cash flow from investing activities.  Net cash flow used for investing activities, which primarily consists of our PP&E expenditures, decreased $5 million, or 13%, for the three months ended March 31, 2012 compared to the prior year.

Cash flow from financing activities.  Our short-term debt during the first three months of 2012 was comprised of borrowings under our commercial paper program.

In millions	Period end balance outstanding (1)	Daily average balance outstanding (2)	Minimum balance outstanding (2)	Largest balance outstanding (2)
Commercial paper	$105	$269	$105	$456
(1)	As of March 31, 2012.
(2)	For the three months ended March 31, 2012.

The largest, minimum and daily average balances borrowed under our commercial paper program are important when assessing the intra-period fluctuation of our short-term borrowings and any potential liquidity risk.  Our short-term debt financing generally increases between June and December as we purchase natural gas for storage in advance of the Heating Season.  The timing differences of when we pay our suppliers for natural gas purchases and when we recover our costs from our customers through their monthly bills can significantly affect our cash requirements.  Our short-term debt balances are typically reduced during the Heating Season as a significant portion of our current assets, primarily natural gas inventories, are converted into cash.

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

The lenders under our credit facility are major financial institutions with investment grade credit ratings as of March 31, 2012. It is possible that one or more lending commitments could be unavailable to us if the lender defaults due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

Contractual Obligations and Commitments

We have incurred various contractual obligations and financial commitments in the normal course of business that are reasonably likely to have a material effect on liquidity or the availability of requirements for capital resources. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. Contingent financial commitments represent obligations that become payable only if certain predefined events occur, such as financial guarantees, and include the nature of the guarantee and the maximum potential amount of future payments that could be required of us as the guarantor.

There were no significant changes to our contractual obligations described in Note 7 of our Consolidated Financial Statements and related notes as filed in Item 8 of our 2011 Form 10-K.

Substitute Natural Gas Plant Legislation.  In 2011, Illinois enacted laws that required us and other large utilities in Illinois to elect to either sign contracts to purchase SNG from coal gasification plants to be constructed in Illinois or instead file rate cases with the Illinois Commission in 2012, 2014 and 2016.

On September 30, 2011, we signed an agreement to purchase approximately 25 Bcf of SNG annually for a 10-year term beginning as early as 2015.  The counterparty intends to construct a 60 Bcf per year coal gasification plant in southern Illinois.  The price of the SNG could significantly exceed market prices and is dependent upon a variety of factors.  However, currently under the provisions of this contract the price could potentially be $9.95 per Mcf or more.  The project is also expected to be financed by the counterparty with external debt and equity.  This agreement complies with an Illinois statute that authorizes full recovery of the purchase costs; therefore we expect to recover such costs.  Since the purchase agreement is contingent upon various milestones to be achieved by the counterparty to the agreement, our obligation is not certain at this time.  The contract automatically terminates if construction does not commence by July 1,

Glossary of Key Terms

2012.  While the purchase agreement is a variable interest in the counterparty, we have concluded, based on a qualitative evaluation, that we are not the primary beneficiary required to consolidate the counterparty because we had no power to dictate the key terms of this agreement and we have no power to direct any of the activities of the seller.  No amount has been recognized on our Condensed Consolidated Statements of Financial Position in connection with the purchase agreement.

Additionally, on October 11, 2011, the Illinois Power Agency (“IPA”) approved the form of a draft 30-year contract for the purchase by us of approximately 20 Bcf per year of SNG from a second proposed plant beginning as early as 2018.  In November 2011, we filed a lawsuit against the IPA and the developer of this second proposed plant contending that the draft contract approved by the IPA does not conform to certain requirements of the enabling legislation. The lawsuit is pending in circuit court in DuPage County, Illinois. In accordance with the enabling legislation, the draft contract approved by the IPA for the second proposed plant was submitted to the Illinois Commission for further approvals by that regulatory body.  The Illinois Commission issued an order on January 10, 2012 approving a final form of the contract for the second plant.  The final form of contract approved by the Illinois Commission modified the draft contract submitted by the IPA in various respects. Both we and the developer of the plant filed applications for a rehearing with the Illinois Commission seeking changes to the final form of the contract.  The Illinois Commission agreed to grant a rehearing on this contract and is expected to issue its ruling during the second quarter of 2012.

The purchase price of the SNG that may be produced from both of the coal gasification plants may significantly exceed market prices for natural gas and is dependent upon a variety of factors, including plant construction costs and volumes sold, and is currently unknown.  The Illinois laws provide that prices paid for SNG purchased from the plants are to be considered prudent and not subject to review or disallowance by the Illinois Commission.  As such, Illinois law effectively requires Nicor Gas’ customers to provide subordinated financial support to the developers.

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

PBR plan.  Our PBR plan for natural gas costs went into effect in 2000 and was terminated by us effective January 1, 2003.  Under the PBR plan, our total gas supply costs were compared to a market-sensitive benchmark.  Savings and losses relative to the benchmark were determined annually and shared equally with sales customers.  The PBR plan is currently under review by the Illinois Commission as there are allegations that we acted improperly in connection with the PBR plan.  On June 27, 2002, the Citizens Utility Board (“CUB”) filed a motion to reopen the record in the Illinois Commission’s proceedings to review the PBR plan.  As a result of the motion to reopen, we entered into a stipulation with the staff of the Illinois Commission and CUB providing for additional discovery.  The Illinois Attorney General’s Office (“IAGO”) has also intervened in this matter.  In addition, the IAGO issued Civil Investigation Demands (“CIDs”) to CUB and the Illinois Commission staff.  The CIDs ordered that CUB and the Illinois Commission staff produce all documents relating to any claims that we may have presented, or caused to be presented, regarding false information related to our PBR plan.  The staff of the Illinois Commission, IAGO and CUB submitted direct testimony to the Illinois Commission in April 2009 and rebuttal testimony in October 2011.  In rebuttal testimony, the staff of the Illinois Commission, IAGO and CUB requested refunds of $85 million, $255 million and $305 million, respectively.  We have committed to cooperate fully in the reviews of the PBR plan.

In February 2012, we committed to a stipulated resolution of issues with the staff of the Illinois Commission, which includes crediting our customers $64 million, but does not constitute an admission of fault.  The stipulated resolution is not final and is subject to review and approval by the Illinois Commission.  CUB and IAGO are not parties to the stipulated resolution and continue to pursue their claims in this proceeding.  Evidentiary hearings before the Administrative Law Judges were held during the first quarter of 2012 and post trial legal briefs from the parties are being submitted during the second quarter of 2012.  Following the submission of legal briefs, the Administrative Law Judges will issue a proposed decision.  There is no date scheduled for the issuance of that proposed decision.

We are unable to predict the outcome of the Illinois Commission’s review or our potential exposure.  Since the PBR plan and historical gas costs are still under Illinois Commission review, the final outcome could be materially different from the amounts reflected in our financial statements as of March 31, 2012.  For additional information on our PBR proceedings, see Note 7 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

Glossary of Key Terms

Environmental remediation costs.  We are conducting environmental investigations and remedial activities at former manufactured gas plant sites.  Additional information about these sites is presented in Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 7 – Commitments, Guarantees and Contingencies.

Other. We are involved in legal or administrative proceedings before various courts and agencies with respect to service warranty product actions, municipal tax matters, an IAGO subpoena, general claims, taxes, environmental, gas cost prudence reviews and other matters.  See Item 1 – Notes to the Condensed Consolidated Financial Statements – Note 7 – Commitments, Guarantees and Contingencies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts in our Condensed Consolidated Financial Statements and accompanying notes.  Those judgments and estimates have a significant effect on our financial statements primarily due to the need to make estimates about the effects of matters that are inherently uncertain.  Actual results could differ from those estimates.  We frequently reevaluate our judgments and estimates that are based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances.

Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements.  There have been no significant changes to our critical accounting estimates from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operation as filed on our 2011 Form 10-K.  Our critical accounting estimates used in the preparation of our Condensed Consolidated Financial Statements include the following:

•	Contingencies
•	Environmental remediation costs
•	Derivatives and hedging activities
•	Pension and retiree medical plan benefits
•	Credit risk
•	Unbilled revenues
•	Regulatory assets and liabilities

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with natural gas prices, interest rates and credit.  Natural gas price risk is defined as the potential loss that we may incur as a result of changes in the fair value of natural gas.  Interest rate risk results from our portfolio of debt instruments that we issue to provide financing and liquidity for our business.  Credit risk results from the extension of credit throughout all aspects of our business.  Our practice is to manage these risks utilizing derivative instruments and other methods, as deemed appropriate.

There have been no significant changes in our exposure to market risk from those disclosed in our Quantitative and Qualitative Disclosures About Market Risk as filed in our 2011 Form 10-K.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2012, the end of the period covered by this report.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Glossary of Key Terms

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The nature of our business ordinarily results in periodic regulatory proceedings before the Illinois Commission.  In addition, we are party, as both plaintiff and defendant, to a number of lawsuits related to our business on an ongoing basis.  Management believes that the outcome of all regulatory proceedings and litigation in which we are currently involved will not have a material adverse effect on our consolidated financial condition.  For more information regarding some of these proceedings, see Note 7 to our Condensed Consolidated Financial Statements under the caption “Litigation.”

Item 1A. Risk Factors

For information regarding our risk factors see the factors discussed in Item 1A - Risk Factors of our 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2011 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.  Exhibits

Exhibit
Number	Description of Document

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Henry P. Linginfelter pursuant to Rule 13a – 14(a).

31.02	Certification of Andrew W. Evans pursuant to Rule 13a – 14(a).

32.01	Certification of Henry P. Linginfelter pursuant to 18 U.S.C. Section 1350.

32.02	Certification of Andrew W. Evans pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) Condensed Consolidated Statements of Financial Position (unaudited) at March 31, 2012, December 31, 2011 and March 31, 2011; (iii) Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. We also make available on our web site the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

Glossary of Key Terms

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOR GAS COMPANY
(Registrant)

Date: May 1, 2012	/s/ Andrew W. Evans
Executive Vice President and Chief Financial Officer

Glossary of Key Terms