Form 10-Q
period 2012-09-30
NORTHERN ILLINOIS GAS CO /IL/ /NEW/
filed 2012-11-01
CIK 110104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

NICOR GAS COMPANY

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2012

Glossary of Key Terms

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

Glossary of Key Terms

PART I - Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
NICOR GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

		As of
In millions	September 30, 2012	December 31, 2011	September 30, 2011
Current assets
Receivables
Gas, unbilled and other receivables	$147	$357	$191
Less allowance for uncollectible accounts	21	21	25
Total receivables	126	336	166
Inventories	148	123	202
Regulatory assets	59	36	49
Derivative instruments	10	2	3
Margin accounts - derivative instruments	0	21	28
Deferred income taxes and other assets	53	58	43
Total current assets	396	576	491
Long-term assets and other deferred debits
Property, plant and equipment	4,995	4,889	4,842
Less accumulated depreciation	2,022	1,961	1,944
Property, plant and equipment, net	2,973	2,928	2,898
Regulatory assets	446	404	247
Derivative instruments	1	1	2
Other long-term assets and other deferred debits	41	39	88
Total long-term assets and other deferred debits	3,461	3,372	3,235
Total assets	$3,857	$3,948	$3,726
Current liabilities
Short-term debt	$173	$452	$310
Accounts payable - trade	121	91	144
Customer deposits and credit balances	113	102	109
Regulatory liabilities	107	77	46
Accrued expenses	37	36	69
Accrued other retirement benefit costs	14	14	13
Derivative instruments	2	25	31
Other current liabilities	64	49	33
Total current liabilities	631	846	755
Long-term liabilities and other deferred credits
Regulatory liabilities	982	946	932
Long-term debt	499	499	499
Accumulated deferred income taxes	413	401	392
Accrued other retirement benefit costs	251	269	233
Accrued environmental remediation liabilities	216	134	53
Asset retirement obligations	207	200	197
Other long-term liabilities and other deferred credits	9	12	13
Total long-term liabilities and other deferred credits	2,577	2,461	2,319
Total liabilities and other deferred credits	3,208	3,307	3,074
Commitments, guarantees and contingencies (see Note 7)
Equity
Shareholders’ equity
Common stock, $5 par value; 25 million shares authorized, 32,365 shares reserved for share-based awards, 15,232,414 shares outstanding at September 30, 2012, December 31, 2011 and September 30, 2011.	76	76	76
Preferred stock, cumulative $100 par value per share, 800,000 shares authorized; Non-redeemable preferred stock, 4.60% and 5.00% convertible series, 14,008 shares outstanding at September 30, 2012, December 31, 2011 and September 30, 2011.	1	1	1
Retained earnings	471	465	473
Additional paid in capital	108	108	108
Accumulated other comprehensive loss	(7)	(9)	(6)
Total equity	649	641	652
Total liabilities and equity	$3,857	$3,948	$3,726
See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

NICOR GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Operating revenues (includes revenue taxes of $14, $15, $96 and $121, respectively)	$210	$240	$1,072	$1,515
Operating expenses
Cost of goods sold	64	93	515	915
Operation and maintenance	63	60	219	209
Depreciation and amortization	49	47	146	141
Taxes other than income taxes	19	19	109	134
Total operating expenses	195	219	989	1,399
Operating income	15	21	83	116
Interest expense, net	7	8	23	23
Earnings before income taxes	8	13	60	93
Income tax expense	4	5	24	35
Net income	$4	$8	$36	$58

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NICOR GAS COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Comprehensive income	$4	$8	$37	$59

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

NICOR GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
In millions	2012	2011
Cash flows from operating activities
Net income	$36	$58
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	146	141
Deferred income taxes	11	17
Change in derivative instrument assets and liabilities	(31)	(19)
Changes in certain assets and liabilities
Receivables	210	222
Accrued natural gas costs	30	(9)
Accounts payable	30	(34)
Inventories	(25)	(76)
Other - net	42	57
Net cash flow provided by operating activities	449	357
Cash flows from investing activities
Expenditures for property, plant and equipment	(146)	(140)
Other investing activities	5	4
Net cash flow used in investing activities	(141)	(136)
Cash flows from financing activities
Dividends paid	(29)	(64)
Net payments and borrowings of short-term debt	(279)	(115)
Proceeds from issuing long-term debt	0	75
Payments of long-term debt	0	(75)
Net repayments of loan from affiliates	0	(40)
Other financing activities	0	(2)
Net cash flow used in financing activities	(308)	(221)
Net increase in cash and cash equivalents	0	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$0	$0
Cash paid (received) during the period for
Interest	$21	$23
Income taxes	$0	$(2)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

Glossary of Key Terms

NICOR GAS COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Organization and Basis of Presentation

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

Note 2 - Significant Accounting Policies and Methods of Application

Our accounting policies are described in Note 2 to our Consolidated Financial Statements and related notes included in Item 8 of our 2011 Form 10-K. There were no significant changes to our accounting policies during the nine months ended September 30, 2012.

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

Inventory

Our inventory is carried at cost on a LIFO basis. Inventory decrements occurring during interim periods that are expected to be restored prior to year-end are charged to cost of goods sold at the estimated annual replacement cost, and the difference between this cost and the actual liquidated LIFO layer cost is recorded on the unaudited Condensed Consolidated Statements of Financial Position as a temporary LIFO inventory liquidation. Interim inventory decrements not expected to be restored prior to year-end are charged to cost of goods sold at the actual LIFO cost of the layers liquidated. As of September 30, 2012 and 2011, there was no inventory decrement.

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

Glossary of Key Terms

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

Revenue Taxes

We charge customers for revenue taxes and remit amounts owed to various governmental authorities. Our policy is to record all such taxes charged to customers as operating revenues and the related taxes incurred as operating expenses in our unaudited Condensed Consolidated Statements of Income, regardless of whether the tax is assessed on the company or the customer. Revenue taxes included in operating expenses were $14 million and $95 million for the three and nine months ended September 30, 2012 and $14 million and $119 million for the three and nine months ended September 30, 2011.

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

Subject to review by the Illinois Commission, we enter into derivative instruments to hedge the purchase of natural gas for our customers. The costs and impacts associated with each instrument are collected from customers through the PGA mechanism as a component of the cost of gas. In accordance with the authoritative guidance related to derivatives and hedging, such derivative transactions are accounted for at fair value each reporting period in our unaudited Condensed Consolidated Statements of Financial Position. In accordance with regulatory requirements, any realized gains and losses related to these derivatives are reflected in natural gas costs and ultimately included in billings to customers. Thus, hedge accounting is not elected and, in accordance with accounting guidance pertaining to rate-regulated entities, unrealized changes in the fair value of these derivative instruments are deferred or accrued as regulatory assets or liabilities until the related revenue is recognized.

Glossary of Key Terms

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

We maintain margin accounts related to financial derivative transactions. Our policy is not to offset the fair value of assets and liabilities recognized for derivative instruments or any related margin account. See Note 4 - Derivative Instruments for additional derivative disclosures.

Regulatory Assets and Liabilities

We account for the financial effects of regulation in accordance with authoritative guidance related to regulated entities whose rates are designed to recover the costs of providing service. In accordance with this guidance, incurred costs and estimated future expenditures that would otherwise be charged to expense in the current period are capitalized as regulatory assets when it is probable that such costs or expenditures will be recovered in future rates. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have not yet been incurred. Generally, regulatory assets are amortized into expense and regulatory liabilities are amortized into income over the period authorized by the Illinois Commission. We are not aware of any evidence that these costs will not be recoverable through either rate riders or base rates, and we believe that we will be able to recover these costs consistent with our historical recoveries. In the event that the authoritative guidance related to regulated operations were no longer applicable, we would recognize a write-off of regulatory assets and liabilities that would result in net income.

Our regulatory assets and liabilities are summarized in the following table.

In millions	September 30, 2012	December 31, 2011	September 30, 2011
Regulatory assets - current
Recoverable pension and other retirement benefit costs	$27	$29	$21
Recoverable ERC	26	0	0
Deferred natural gas costs	0	0	18
Other	6	7	10
Total regulatory assets - current	59	36	49
Regulatory assets - noncurrent
Recoverable pension and other retirement benefit costs	219	253	182
Recoverable ERC	212	134	47
Unamortized losses on reacquired debt	11	12	12
Other	4	5	6
Total regulatory assets - noncurrent	446	404	247
Total regulatory assets	$505	$440	$296

Regulatory liabilities - current
Accrued natural gas costs	$59	$29	$0
Bad debt rider	30	30	27
Regulatory asset retirement liability	14	14	17
Other	4	4	2
Total regulatory liabilities - current	107	77	46
Regulatory liabilities - noncurrent
Regulatory asset retirement liability	932	896	879
Unamortized investment tax credit	21	22	23
Bad debt rider	16	14	16
Regulatory income tax liability	11	13	13
Other	2	1	1
Total regulatory liabilities - noncurrent	982	946	932
Total regulatory liabilities	$1,089	$1,023	$978

Other than the increase in the estimates of recoverable ERC, there have been no significant changes to our regulatory assets or liabilities from those discussed in Note 2 to our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K. See Note 7 - Commitment, Guarantees and Contingencies for additional ERC disclosures.

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

Glossary of Key Terms

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

Note 3 - Fair Value Measurements

The methods used to determine the fair value of our assets and liabilities are described within Note 2 - Significant Accounting Policies and Methods of Application.

Derivative Instruments

The following table summarizes, by level within the fair value hierarchy, our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of the periods presented. See Note 4 - Derivative Instruments for additional derivative instrument information.

	Recurring fair values
	Derivative instruments
	September 30, 2012		December 31, 2011		September 30, 2011
In millions	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Natural gas derivatives
Quoted prices in active markets (Level 1)	$5	$(1)	$0	$(14)	$0	$(20)
Significant other observable inputs (Level 2)	6	(1)	1	(11)	0	(10)
Unobservable inputs (Level 3)	0	0	2	0	5	(1)
Total carrying value	$11	$(2)	$3	$(25)	$5	$(31)

There were no transfers between Level 1 and Level 2 for any of the periods presented.

We maintain margin accounts related to financial derivative transactions. The following table presents the unaudited Condensed Consolidated Statements of Financial Position classification of margin accounts related to derivative instruments.

In millions	September 30, 2012	December 31, 2011	September 30, 2011
Assets
Margin accounts - derivative instruments	$0	$21	$27
Other long-term assets and other deferred debits	0	0	1

Debt

Our long-term debt is recorded at amortized cost. At September 30, 2012 and December 31, 2011, we estimated the fair value of our debt using a discounted cash flow technique that incorporated a market interest yield curve with adjustments for duration, optionality and risk profile. At September 30, 2011, we estimated the fair value of debt for our public first mortgage bonds using quoted market pricing information. The following table presents the amortized cost and fair value of our long-term debt as of the following periods.

In millions	September 30, 2012	December 31, 2011	September 30, 2011

Long-term debt amortized cost	$499	$499	$499
Long-term debt fair value (1)	630	610	621
(1)	Valued using Level 2 inputs.

Glossary of Key Terms

Note 4 - Derivative Instruments

A description of our objectives and strategies for using derivative instruments, related accounting policies and methods used to determine their fair value are described in Note 2 - Significant Accounting Policies and Methods of Application. See Note 3 - Fair Value Measurements for additional fair value disclosures.

Credit-risk-related contingent features. Provisions within certain derivative agreements require us to post collateral if our net liability position exceeds a specified threshold. Also, certain derivative agreements contain credit-risk-related contingent features, whereby we would be required to provide additional collateral or pay the amount due to the counterparty when a credit event occurs, such as if our credit rating was lowered. For agreements with such features, derivative instruments with liability fair values totaled $1 million at September 30, 2012, $6 million at December 31, 2011 and $3 million at September 30, 2011, for which we had posted no collateral to our counterparties. If it was assumed that we had to post the maximum contractually specified collateral or settle the liability, we would have been required to pay $6 million at December 31, 2011 and $3 million at September 30, 2011.

Quantitative Disclosures Related to Derivative Instruments

As of the periods presented, our derivative instruments were comprised of long natural gas positions. A long position is a contract to purchase natural gas. We had long natural gas contracts outstanding in the following quantities.

In Bcf	September 30, 2012 (1)	December 31, 2011	September 30, 2011
Hedge designation:
Customer use - not designated as hedges	26	30	30
Company use - designated as cash flow hedges	1	1	1
Total	27	31	31
(1)	These contracts have durations of three years or less.

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

In millions	Unaudited Condensed Consolidated Statements of Financial Position Location	September 30, 2012	December 31, 2011	September 30, 2011
Designated as cash flow hedges
Liability Instruments
Current natural gas contracts	Derivative instrument liabilities - current portion	$0	$(1)	$(1)
Total designated as cash flow hedges		0	(1)	(1)

Not designated as cash flow hedges
Asset Instruments
Current natural gas contracts	Derivative instrument assets - current portion	10	2	3
Noncurrent natural gas contracts	Derivative instrument assets - long-term portion	1	1	2
Liability Instruments
Current natural gas contracts	Derivative instrument liabilities - current portion	(2)	(24)	(30)
Total not designated as cash flow hedges		9	(21)	(25)
Total net gain (loss) on derivative instruments		$9	$(22)	$(26)

Derivative Instruments Impact on the Unaudited Condensed Consolidated Statements of Income

Derivatives used to hedge the purchase of natural gas for our customers are not designated as hedging instruments. Gains or losses on these derivatives are not recognized in pre-tax earnings, but are deferred as regulatory assets or liabilities until the related revenue is recognized. Net gains (losses) deferred were $10 million and $(8) million for the three and nine months ended September 30, 2012 and $(29) million and $(33) million for the three and nine months ended September 30, 2011.

Non-designated derivatives used to hedge purchases of natural gas for company use are recorded within operation and maintenance expense. Our earnings are subject to volatility for other derivatives not designated as hedges. Gains and losses recognized in income were immaterial for the three and nine months ended September 30, 2012 and 2011.

Glossary of Key Terms

Note 5 - Employee Benefit Plans

Overview

We maintain a noncontributory defined benefit pension plan covering substantially all employees hired prior to 1998. Pension benefits are based on years of service and the highest average salary for management employees and job level for collectively bargained employees. We also provide health care and life insurance benefits to eligible retired employees under our other retirement benefit plan that includes a limit on our share of the cost for employees hired after 1982.

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

The Health Care Act contains provisions that may impact our obligation for retiree health care benefits. We do not currently believe that these provisions will materially increase our other retirement plan benefit obligation, but we will continue to evaluate the impact of future regulations and interpretations.

In July 2012, the Pension Protection Act of 2006 was changed to provide near-term funding relief to certain pension plans and to increase Pension Benefit Guaranty Corporation premiums. As a result, any required cash contributions, which statutorily were based on the two-year average of interest rates, will be adjusted so that they are within 10% of the discount rate derived using a 25-year average and 30% of the 25-year average interest rate beginning in 2016. Due to our plan’s current funding status, we do not believe this legislation will have a material impact to us.

Pension Benefits

Following are the cost components of our defined benefit pension plan for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
In millions	2012	2011	2012	2011
Service cost	$3	$2	$9	$7
Interest cost	4	4	12	12
Expected return on plan assets	(8)	(7)	(24)	(23)
Recognized actuarial loss	4	3	12	8
Net pension benefit cost	$3	$2	$9	$4

Other Retirement Benefits

Following are the cost components of our other retirement plan for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
In millions	2012	2011	2012	2011
Service cost	$1	$1	$2	$2
Interest cost	3	3	9	9
Recognized actuarial loss	1	2	5	5
Net benefit cost	$5	$6	$16	$16

In the second quarter of 2012, the estimated benefit obligation for our retiree medical plan decreased to $263 million as a result of final updated census data and claims costs. As of December 31, 2011, our retiree medical plan benefit obligation was $283 million.

Glossary of Key Terms

Note 6 - Debt and Credit Facility

The following table provides maturity dates, weighted average interest rates and amounts outstanding for our various debt securities that are included in our unaudited Condensed Consolidated Statements of Financial Position. For additional information on our debt, see Note 6 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

	September 30, 2012				September 30, 2011
Dollars in millions	Year(s) due	Weighted average interest rate (1)	Outstanding	Outstanding at December 31, 2011	Weighted average interest rate (1)	Outstanding
Commercial paper (2)	2012	0.5%	$173	$452	0.2%	$310
Long-term debt
First mortgage bonds	2016-2038	5.6%	$500	$500	5.6%	$500
Less: Unamortized debt discount, net of premium	n/a	n/a	1	1	n/a	1
Total long-term debt		5.6%	$499	$499	5.6%	$499
Total debt			$672	$951		$809
(1)	Interest rates are calculated based on the daily weighted average balance for the applicable category outstanding for the nine months ended September 30.
(2)	Weighted average interest rate was 0.4% as of September 30, 2012 and 0.2% as of September 30, 2011.

Financial and Non-Financial Covenants

Our credit facility includes a financial covenant that requires us to maintain a ratio of total debt to total capitalization of no more than 70% at the end of any fiscal month. Our ratio, as calculated in accordance with our debt covenant, includes standby letters of credit and surety bonds and excludes accumulated OCI. Adjusting for these items, our debt-to-capitalization ratio for September 30, 2012 was 51%, which is within our required range.

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

Glossary of Key Terms

Note 7 - Commitments, Guarantees and Contingencies

There were no significant changes to our contractual obligations described in Note 7 of our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K other than those related to ERC and SNG contracts as described below.

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

Additionally, on October 11, 2011, the Illinois Power Agency (IPA) approved the form of a draft 30-year contract for the purchase by us of approximately 20 Bcf per year of SNG from a second proposed plant beginning as early as 2018. The purchase price of the SNG that may be produced from this proposed coal gasification plant may significantly exceed market prices for natural gas and is expected to be dependent upon a variety of factors, including the developer’s financing, plant construction costs and volumes sold, which are currently not determinable. The Illinois law pertaining to this plant provides that the price paid for SNG purchased from the plant is to be considered prudent and not subject to review or disallowance by the Illinois Commission. As such, Illinois law effectively requires our customers to provide subordinated financial support to the developer.

In November 2011, we filed a lawsuit against the IPA and the developer of this second proposed plant contending that the draft contract approved by the IPA does not conform to certain requirements of the enabling legislation. The lawsuit is pending in circuit court in DuPage County, Illinois. In accordance with the enabling legislation, the draft contract approved by the IPA for the second proposed plant was submitted to the Illinois Commission for further approvals by that regulatory body. The Illinois Commission issued an order on January 10, 2012 approving a final form of the contract for the second plant. The final form of contract approved by the Illinois Commission modified the draft contract submitted by the IPA in various respects. Both we and the developer of the plant filed applications for a rehearing with the Illinois Commission seeking changes to the final form of the contract. The Illinois Commission agreed to grant a rehearing. On July 11, 2012, the Illinois Commission issued its order on rehearing, in which it modified its earlier order to change certain of the terms of the approved form of SNG purchase contract. The Illinois state court denied our appeal of the Illinois Commission’s order, but that does not impact the pending DuPage County lawsuit challenging the IPA’s earlier order approving the draft form of contract. In May 2012, the Illinois legislature passed a bill that directed the Illinois Commission to approve a final form of contract that differed in certain respects from the form the Illinois Commission approved in its July 11, 2012 order and that purported to address issues raised in our pending lawsuit against the IPA. This bill was vetoed by the Governor of Illinois on August 10, 2012. As a result of pending litigation challenging aspects of the IPA and Illinois Commission decisions regarding the contract terms, we have not yet signed a contract with the developer to purchase SNG from the second proposed plant.

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

As we conduct the actual remediation and enter into cleanup contracts, we are increasingly able to provide conventional engineering estimates of the likely costs of many elements of the remediation program. These estimates contain various engineering assumptions, which we refine and update on an ongoing basis. During the second quarter of 2012, we completed our probabilistic models and engineering estimates, which resulted in a $109 million increase from the amount recorded at December 31, 2011. In accordance with Illinois Commission authorization, these costs are recoverable from our customers as they are paid subject to annual prudence reviews and, accordingly, we have recorded a regulatory asset associated with the recorded liabilities. The following table provides more information on the costs related to remediation of our former operating sites as of September 30, 2012:

In millions	Probabilistic model cost estimate range (1)	Engineering estimates (1)	Amount recorded	Expected costs over next twelve months
	$193 - $443	$50	$242	$26
(1)	There were no material changes to the estimates disclosed in our June 30, 2012 Form 10-Q. As such, the estimates above were not changed for revised assumptions or actual remediation expenses incurred.

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

In February 2012, we committed to a stipulated resolution of issues with the staff of the Illinois Commission, which includes crediting our customers $64 million, which is not recoverable from our customers. This liability is reflected in our unaudited Condensed Consolidated Statements of Financial Position at September 30, 2012 and December 31, 2011. The stipulated resolution does not constitute an admission of fault, and it is not final and is subject to review and approval by the Illinois Commission. CUB and IAGO are not parties to the stipulated resolution and continue to pursue their claims in this proceeding. Evidentiary hearings before the Administrative Law Judge were held during the first quarter of 2012 and post-trial legal briefs from the parties were submitted during the second quarter of 2012. Following the submission of legal briefs, the Administrative Law Judge will issue a proposed decision. There is no date scheduled for the issuance of that proposed decision.

Glossary of Key Terms

We are unable to predict the outcome of the Illinois Commission’s review or our potential exposure. Since the PBR plan and historical gas costs are still under Illinois Commission review, the final outcome could be materially different than the amount reflected in our financial statements as of September 30, 2012.

Other We are also involved in service warranty product actions, municipal tax matters, an action challenging our estimated billing practices and an investigation by the United States Environmental Protection Agency regarding the applicable regulatory requirements for polychlorinated biphenyl (PCB) in our distribution system. While we are unable to predict the outcome of these matters or to reasonably estimate our potential exposure related thereto, if any, and have not recorded a liability associated with these contingencies, the final disposition of these matters is not expected to have a material adverse impact on our liquidity or financial condition. For additional litigation information on these matters, see Note 7 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

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

Note 8 - Related Party Transactions

In the ordinary course of business, under the terms of agreements approved by the Illinois Commission, we enter into transactions with our affiliates for the use of facilities and services. The charges for these transactions are cost-based, except in certain circumstances where the charging party has a prevailing price for which the facility or service is provided to the general public. We had net charges from affiliates of $22 million and $40 million for the three and nine months ended September 30, 2012 and net charges to affiliates of less than $1 million and $10 million for the three and nine months ended September 30, 2011.

Our key executives and managerial employees participate in our parent company’s stock-based compensation plans. We recognized the compensation expense related to these plans in operation and maintenance expense. Charges related to these plans from AGL Services Company were less than $1 million for the three and nine months ended September 30, 2012 and charges from Nicor were $2 million and $4 million for the three and nine months ended September 30, 2011.

We are currently prohibited by regulations of the Illinois Commission from loaning money to affiliates. However, we are permitted under these regulations to receive cash advances from AGL Resources. The balance of any such advances may not exceed the balance of funds available to us under our existing credit agreements or commercial paper facilities with unaffiliated third parties. Interest is charged on such loans at the lower of our commercial paper rate or AGL Resources’ actual interest cost for the funds obtained or used to provide us the cash advance. We received no cash advances from AGL Resources during the nine months ended September 30, 2012.

Under its utility-bill management products, Nicor Solutions pays us for the utility bills issued to their utility-bill management customers. We recorded revenues of $3 million and $17 million for the three and nine months ended September 30, 2012 and $3 million and $24 million for the three and nine months ended September 30, 2011 associated with the payments Nicor Solutions made to us on behalf of its customers.

As a natural gas supplier, Nicor Advanced Energy pays us for delivery charges, administrative charges and applicable taxes. Nicor Advanced Energy paid us $1 million and $4 million for the three and nine months ended September 30, 2012 and 2011. Additionally, Nicor Advanced Energy may pay or receive inventory imbalance adjustments. The amounts Nicor Advanced Energy received from us for the three and nine months ended September 30, 2012 were $1 million and the amounts for the three and nine months ended September 30, 2011 were less than $1 million.

Horizon Pipeline charged us $3 million and $8 million for the three and nine months ended September 30, 2012 and 2011 for natural gas transportation under rates that have been accepted by the FERC.

In addition, certain related parties may acquire regulated utility services at rates approved by the Illinois Commission.

Glossary of Key Terms

Note 9 - Subsequent Event

We monitor significant events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued. The only material subsequent event of which we are aware is as follows:

On October 26, 2012, Nicor Gas effected a supplemental indenture (the “Supplemental Indenture”) to the Indenture, dated January 1, 1954 (the “Indenture”), governing all of our outstanding series of First Mortgage Bonds. The Supplemental Indenture amends the Indenture to remove the Indenture’s requirement that we file periodic reports with the SEC and replaces this requirement with a requirement that, in the event we are not otherwise required to file reports with the SEC, we will supplementally make available quarterly and annual financial information to holders and potential purchasers of the First Mortgage Bonds. This summary of the Supplemental Indenture is qualified by reference to the Supplemental Indenture, a copy of which is filed as Exhibit 4.1 to this Quarterly Report and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes to our unaudited Condensed Consolidated Financial Statements in this quarterly filing, as well as our 2011 Form 10-K. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal period due to seasonal and other factors.

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

Such events, risks and uncertainties include, but are not limited to, changes in price, supply and demand for natural gas and related products; the impact of changes in state and federal legislation and regulation, including any changes related to climate change; actions taken by government agencies on rates and other matters; concentration of credit risk; utility and energy industry consolidation; the impact on cost and timeliness of construction projects by government and other approvals, development project delays, adequacy of supply of diversified vendors, unexpected changes in project costs, including the cost of funds to finance these projects; limits on pipeline capacity; the impact of acquisitions and divestitures; direct or indirect effects on our business, financial condition or liquidity resulting from any change in our credit ratings resulting from the merger between AGL Resources and Nicor or otherwise, or any change in the credit ratings of our counterparties or competitors; interest rate fluctuations; financial market conditions, including disruptions in the capital markets and lending environment and the economic downturn; general economic conditions; uncertainties about environmental issues and the related impact of such issues, including our environmental remediation plans; the impact of changes in weather, including climate change on the temperature-sensitive portions of our business; the impact of natural disasters such as hurricanes on the supply and price of natural gas; acts of war or terrorism; the outcome of litigation; and other factors discussed elsewhere herein and in our filings with the SEC.

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

Glossary of Key Terms

Executive Summary

We are a natural gas distribution company whose operations are subject to regulation and oversight by the Illinois Commission. The Illinois Commission approves natural gas rates designed to provide us the opportunity to generate revenues to recover the cost of natural gas delivered to our customers and our fixed and variable costs such as depreciation, interest, maintenance and overhead costs, and to earn a reasonable return. Our earnings can be affected by customer consumption patterns that are a function of weather conditions, price levels for natural gas and general economic conditions that may impact our customers’ ability to pay for gas consumed.

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

Results of Operations

We primarily generate our operating revenues through the sale and distribution of natural gas. We include in our consolidated revenues an estimate of revenues from natural gas distributed, but not yet billed, to residential, commercial and industrial customers, from the date of the last bill to the end of the reporting period. No individual customer or industry accounts for a significant portion of our revenues.

We evaluate our performance using the measures of operating margin and EBIT. Operating margin is a non-GAAP measure that is calculated as operating revenues minus cost of goods sold and revenue tax expense. Operating margin excludes operation and maintenance expense, depreciation and amortization, certain taxes other than income taxes, and the gain or loss on the sale of our assets, if any. These items are included in our calculation of operating income as reflected in our unaudited Condensed Consolidated Statements of Income. EBIT is also a non-GAAP measure that includes operating income and other income and expenses. Items that we do not include in EBIT are financing costs, including interest and debt expense and income taxes, each of which we evaluate on a consolidated basis.

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

	Three months ended September 30,			Nine months ended September 30,
In millions	2012	2011	Change	2012	2011	Change
Operating revenues	$210	$240	$(30)	$1,072	$1,515	$(443)
Cost of goods sold	(64)	(93)	29	(515)	(915)	400
Revenue tax expense (1)	(14)	(14)	0	(95)	(119)	24
Operating margin	132	133	(1)	462	481	(19)
Revenue tax expense (1)	14	14	0	95	119	(24)
Operating expenses	(131)	(126)	(5)	(474)	(484)	10
Total operating expenses (2)	(117)	(112)	(5)	(379)	(365)	(14)
Operating income and EBIT	15	21	(6)	83	116	(33)
Interest expense, net	(7)	(8)	1	(23)	(23)	0
Earnings before income taxes	8	13	(5)	60	93	(33)
Income tax expense	(4)	(5)	1	(24)	(35)	11
Net income	$4	$8	$(4)	$36	$58	$(22)
(1)	Adjustment for revenue tax expenses which are passed directly through to our customers.
(2)	Excludes cost of goods sold and revenue tax expense.

Glossary of Key Terms

Our EBIT in the third quarter decreased by $6 million or 29% compared to last year as shown in the following table.

In millions
EBIT - for third quarter of 2011	$21

Operating margin
Reduced revenues primarily from lower customer late payment charges	(1)
Decrease in operating margin	(1)

Operating expenses
Increased depreciation expense	2
Increased operation and maintenance expenses	3
Increase in operating expenses	5
EBIT - for third quarter of 2012	$15

Our EBIT for the nine months ended September 30, 2012, decreased by $33 million or 28% compared to last year as shown in the following table.

In millions
EBIT - for nine months of 2011	$116

Operating margin
Reduced revenues primarily from warmer weather and reduced demand	(26)
Increased revenues due to the impact of cost-recovery riders which are offset in operation and maintenance expense	7
Decrease in operating margin	(19)

Operating expenses
Increased expenses due to the impact of cost-recovery riders which are offset in revenue and operating margin	7
Increased depreciation expense	5
Other	2
Increase in operating expenses	14
EBIT - for nine months of 2012	$83

Our income tax expense decreased by $1 million for the third quarter 2012 and $11 million for the nine months ended September 30, 2012, compared to the same periods in 2011 primarily due to lower earnings.

Selected weather, customer and volume metrics as of and for the three and nine months ended September 30, 2012 and 2011, which we consider to be some of the key performance indicators for our business, are presented in the following tables. We measure the effects of weather on our business through Heating Degree Days. Generally, increased Heating Degree Days result in greater demand for gas on our distribution system. However, extended and unusually warm weather during the first quarter of 2012 had a significant negative impact on demand for natural gas. Our customer metrics highlight the average number of customers to which we provide services. This number of customers can be impacted by natural gas prices, economic conditions and competition from alternative fuels. Volumes delivered to customers, as shown in the following table, reflect the effects of warmer weather and our customers’ demand for natural gas compared to the prior year.

Weather
Heating degree days (1)
	Nine months ended September 30,			2012 vs. normal	2012 vs. 2011
	Normal	2012	2011	colder (warmer)	colder (warmer)
Illinois	3,610	2,973	4,082	(18)%	(27)%

	Three months ended September 30,		2012 vs. 2011	Nine months ended September 30,		2012 vs. 2011
Customers (in thousands)	2012	2011	% change	2012	2011	% change
Average end-use customers	2,181	2,174	0.3%	2,188	2,186	0.1%

	Three months ended September 30,		2012 vs. 2011	Nine months ended September 30,		2012 vs. 2011
Volumes (in Bcf)	2012	2011	% change	2012	2011	% change
Delivered	54.7	52.8	4%	287.1	333.7	(14)%

(1)	Obtained from the Chicago Midway Airport weather station. Normal represents a ten-year average from 1998 through 2007, which was established in our last rate case.

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

We will continue to evaluate our need to increase available liquidity based on our view of working capital requirements, including the impact of changes in natural gas prices, liquidity requirements established by rating agencies and other factors. See Item 1A - Risk Factors in our 2011 Form 10-K for additional information on items that could impact our liquidity and capital resource requirements.

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

Factors we consider important in assessing our credit ratings include our Consolidated Statements of Financial Position leverage, capital spending, earnings, cash flow generation, available liquidity and overall business risks. We do not have any trigger events in our debt instruments that are tied to changes in our specified credit ratings. The following table summarizes our credit ratings as of September 30, 2012 and reflects no change from December 31, 2011.

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

Glossary of Key Terms

Our credit facility contains certain non-financial covenants that, among other things, restrict liens and encumbrances, loans and investments, acquisitions, dividends and other restricted payments, asset dispositions, mergers and consolidations, and other matters customarily restricted in such agreements.

Our credit facility also includes a financial covenant that requires us to maintain a ratio of total debt to total capitalization of no more than 70% at the end of any fiscal month. This ratio, as defined within our debt agreements, includes standby letters of credit and surety bonds and excludes accumulated OCI. Adjusting for these items, our debt-to-capitalization ratio for September 30, 2012 was 51%, which is within our required range.

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

Cash Flows The following table provides a summary of our operating, investing and financing cash flows for the periods presented.

	Nine months ended September 30,
In millions	2012	2011	Variance
Net cash provided by (used in):
Operating activities	$449	$357	$92
Investing activities	(141)	(136)	(5)
Financing activities	(308)	(221)	(87)
Net increase in cash and cash equivalents	$0	$0	$0

Cash Flow from Operating Activities Year-over-year changes in our operating cash flows are due primarily to working capital changes resulting from the impact of weather, the price of natural gas and natural gas storage, and the timing of natural gas purchases and related recoveries from customers.

We maintain margin accounts related to financial derivative transactions. These margin accounts may cause large fluctuations in cash needs or sources in a relatively short period of time due to daily settlements resulting from changes in natural gas futures prices. We manage these fluctuations with short-term borrowings and investments.

Net cash flow provided from operating activities increased $92 million, or 26%, for the nine months ended September 30, 2012 compared to the prior year. The increase in operating cash flow is primarily related to a $64 million increase provided from changes in accounts payable and a $51 million change in inventories. These changes were partially offset by other changes in working capital of $15 million.

Cash Flow from Investing Activities Net cash flow used for investing activities, which primarily consists of our PP&E expenditures, increased $5 million, or 4%, for the nine months ended September 30, 2012 compared to the prior year.

Cash Flow from Financing Activities Information regarding our short-term debt for the nine months ended September 30, 2012 is summarized below.

In millions	Period end balance outstanding (1)	Daily average balance outstanding (2)	Minimum balance outstanding (2)	Largest balance outstanding (2)
Commercial paper	$173	$116	$0	$456
(1)	As of September 30, 2012.
(2)	For the nine months ended September 30, 2012.

The largest, minimum and daily average balances borrowed under our commercial paper program are important when assessing the intra-period fluctuations of our short-term borrowings and potential liquidity risk. These fluctuations are due to our seasonal cash requirements.

As of September 30, 2012, $527 was available under the Nicor Gas Credit Facility.

Increasing natural gas commodity prices can have a significant impact on our commercial paper borrowings. Based on current natural gas prices and our expected injection plan, a $1 NYMEX price change could result in a $66 million change of working capital requirements for the remainder of the 2012 injection season. This range is sensitive to the timing of storage injections and withdrawals, collateral requirements and our portfolio position. Based on current natural gas prices and our expected purchases during the upcoming injection season, we believe that we have sufficient liquidity to cover our working capital needs for the upcoming Heating Season.

The lenders under our credit facility are major financial institutions with investment grade credit ratings as of September 30, 2012. It is possible that one or more lending commitments could be unavailable to us if the lender defaulted due to lack of funds or insolvency. However, based on our current assessment of our lenders’ creditworthiness, we believe the risk of lender default is minimal.

Glossary of Key Terms

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

There were no significant changes to our contractual obligations described in Note 7 of our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K other than the revised ERC and termination of the SNG contract.

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

Additionally, on October 11, 2011, the Illinois Power Agency (IPA) approved the form of a draft 30-year contract for the purchase by us of approximately 20 Bcf per year of SNG from a second proposed plant beginning as early as 2018. The purchase price of the SNG that may be produced from this proposed coal gasification plant may significantly exceed market prices for natural gas and is expected to be dependent upon a variety of factors, including the developer’s financing, plant construction costs and volumes sold, which are currently not determinable. The Illinois law pertaining to this plant provides that the price paid for SNG purchased from the plant is to be considered prudent and not subject to review or disallowance by the Illinois Commission. As such, Illinois law effectively requires our customers to provide subordinated financial support to the developer.

In November 2011, we filed a lawsuit against the IPA and the developer of this second proposed plant contending that the draft contract approved by the IPA does not conform to certain requirements of the enabling legislation. The lawsuit is pending in circuit court in DuPage County, Illinois. In accordance with the enabling legislation, the draft contract approved by the IPA for the second proposed plant was submitted to the Illinois Commission for further approvals by that regulatory body. The Illinois Commission issued an order on January 10, 2012 approving a final form of the contract for the second plant. The final form of contract approved by the Illinois Commission modified the draft contract submitted by the IPA in various respects. Both we and the developer of the plant filed applications for a rehearing with the Illinois Commission seeking changes to the final form of the contract. The Illinois Commission agreed to grant a rehearing. On July 11, 2012, the Illinois Commission issued its order on rehearing in which it modified its earlier order to change certain of the terms of the approved form of SNG purchase contract. The Illinois state court denied our appeal of the Illinois Commission’s order, but that does not impact the pending DuPage County lawsuit challenging the IPA’s earlier order approving the draft form of contract. In May 2012, the Illinois legislature passed a bill that directed the Illinois Commission to approve a final form of contract that differed in certain respects from the form the Illinois Commission approved in its July 11, 2012 order and that purported to address issues raised in the our pending lawsuit against the IPA. This bill was vetoed by the Governor of Illinois on August 10, 2012. As a result of pending litigation challenging aspects of the IPA and Illinois Commission decisions regarding the contract terms, we have not yet signed a contract with the developer to purchase SNG from the second proposed plant.

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

Glossary of Key Terms

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

In February 2012, we committed to a stipulated resolution of issues with the staff of the Illinois Commission, which includes crediting our customers $64 million, which is not recoverable from our customers. The stipulated resolution does not constitute an admission of fault, and it is not final and is subject to review and approval by the Illinois Commission. CUB and IAGO are not parties to the stipulated resolution and continue to pursue their claims in this proceeding. Evidentiary hearings before the Administrative Law Judge were held during the first quarter of 2012 and post-trial legal briefs from the parties were submitted during the second quarter of 2012. Following the submission of legal briefs, the Administrative Law Judge will issue a proposed decision. There is no date scheduled for the issuance of that proposed decision.

We are unable to predict the outcome of the Illinois Commission’s review or our potential exposure. Since the PBR plan and historical gas costs are still under Illinois Commission review, the final outcome could be materially different than the amount reflected in our financial statements as of September 30, 2012. For additional information on our PBR proceedings, see Note 7 in our Consolidated Financial Statements and related notes in Item 8 of our 2011 Form 10-K.

Environmental Remediation Costs We have conducted environmental investigations and remedial activities at our former manufactured gas plant sites. Additional information about these sites is presented in Item 1 - Notes to the Condensed Consolidated Financial Statements - Note 7 - Commitments, Guarantees and Contingencies.

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

Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements. There have been no significant changes to our critical accounting estimates from those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K, except for the $109 million increase to our ERC liabilities in the second quarter of 2012.

Our critical accounting estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements include the following:

• Environmental Remediation Costs
• Derivatives and Hedging Activities
• Contingencies
• Pension and Other Retirement Plans
• Credit Risk
• Unbilled Revenues
• Regulatory Assets and Liabilities

Accounting Developments

On December 16, 2011, the FASB issued authoritative guidance related to disclosures about offsetting assets and liabilities. The guidance requires disclosure about offsetting and related arrangements in order to help financial statement users to better understand the effect of those arrangements on our financial position. This guidance will be effective beginning January 1, 2013 and will not have a material impact on our consolidated financial statements.

Glossary of Key Terms

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2012, the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2012, we completed the migration of our financial, human resources, supply chain and property, plant and equipment processing systems to an enterprise-wide systems solution. In connection with this implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain suitable controls over our financial reporting. Other than this implementation, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Material Modification to Rights of Security Holders On October 26, 2012, we effected a supplemental indenture (the “Supplemental Indenture”) to the Indenture, dated January 1, 1954 (the “Indenture”), governing all of the outstanding series of our First Mortgage Bonds. The Supplemental Indenture amends the Indenture to remove the Indenture’s requirement that we file periodic reports with the SEC and replaces this requirement with a requirement that, in the event we are not otherwise required to file reports with the SEC, we supplementally make available quarterly and annual financial information to holders and potential purchasers of the First Mortgage Bonds. This summary of the Supplemental Indenture is qualified by reference to the Supplemental Indenture, a copy of which is filed as Exhibit 4 to this Quarterly Report and incorporated herein by reference.

Item 6. Exhibits

Exhibit
Number	Description of Document

4	Supplemental Indenture, dated October 26, 2012, of Nicor Gas to BNY Mellon Trust Company, N.A., Trustee, under the Indenture dated as of January 1, 1954.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Henry P. Linginfelter pursuant to Rule 13a - 14(a).

31.2	Certification of Andrew W. Evans pursuant to Rule 13a - 14(a).

32.1	Certification of Henry P. Linginfelter pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Andrew W. Evans pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in extensible business reporting language (XBRL): (i) Document and Entity Information; (ii) unaudited Condensed Consolidated Statements of Financial Position at September 30, 2012, December 31, 2011 and September 30, 2011; (iii) unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iv) unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (v) unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

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

NICOR GAS COMPANY
(Registrant)

Date: November 1, 2012	/s/ Andrew W. Evans
Executive Vice President and Chief Financial Officer

Glossary of Key Terms